Form 10-Q
period 2002-06-30
TIERONE CORP
filed 2002-09-26
CIK 1170605

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002
                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________to________

                  Commission file number: 000-50015

                            TierOne Corporation
-------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

         Wisconsin                                            04-3638672
-------------------------------------------------------------------------------
State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

          1235 "N" Street
         Lincoln, Nebraska                                       68508
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                              (402) 475-0521
-------------------------------------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    No X
                                                    ---   ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 26, 2002, no shares of the Registrant's common stock were issued and outstanding. *

____________________
* The issuer became subject to the filing requirements of Section 13 or 15(d) when its Form S-1 was declared effective by the SEC on August 12, 2002.




                       PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

                                                                         Page
                                                                         ----

Item 1 -  Financial Statements..........................................   3

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................  15

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk....  24

                       PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings.............................................  24

Item 2 -  Changes in Securities and Use of Proceeds.....................  24

Item 3 -  Defaults Upon Senior Securities...............................  24

Item 4 -  Submission of Matters to a Vote of Security Holders...........  24

Item 5 -  Other Information.............................................  24

Item 6 -  Exhibits and Reports on Form 8-K..............................  25

Signatures..............................................................  26








                  TierOne Bank and Subsidiaries
         Consolidated Statements of Financial Condition
         June 30, 2002 (Unaudited) and December 31, 2001
                     (dollars in thousands)



                                                June 30,          December 31,
                                                 2002                 2001
                                             -----------          -----------
Assets

Cash and due from banks                      $    25,330          $    24,141
Federal funds sold                                    --               10,300
                                             -----------          -----------
     Total cash and cash equivalents              25,330               34,441
Investment securities:
  Held-to-maturity                                   238                  221
  Available-for-sale                              86,315               90,811
Loans receivable, net                          1,394,040            1,379,066
Loans held for sale                               10,939               14,373
Accrued interest receivable                        8,009                7,834
Federal Home Loan Bank stock                      16,135               14,836
Premises and equipment                            23,227               18,201
Other assets                                      13,012               10,230
                                             -----------          -----------
     Total assets                            $ 1,577,245          $ 1,570,013
                                             ===========          ===========
Liabilities and Retained Earnings
Liabilities:
  Deposits                                   $ 1,116,470          $ 1,096,242
  Advances from Federal Home Loan Bank
   and other Borrowings                          293,399              303,315
  Advances from borrowers for taxes and
   insurance                                      11,808               15,535
  Accrued interest payable                         6,709                8,734
  Accrued expenses and other liabilities          18,450               24,432
                                             -----------          -----------
     Total liabilities                         1,446,836            1,448,258
                                             -----------          -----------
Retained earnings:
  Retained earnings, subject to certain
   restrictions                                  130,216              121,678
  Cumulative other comprehensive income, net         193                   77
                                             -----------          -----------
     Total retained earnings                     130,409              121,755

Commitments and contingent liabilities
     Total liabilities and retained          -----------          -----------
      earnings                               $ 1,577,245          $ 1,570,013
                                             ===========          ===========

See accompanying notes to consolidated financial statements.

                       TierOne Bank and Subsidiaries
                     Consolidated Statements of Income
                          (dollars in thousands)



                                     For the Three Months   For the Six Months
                                        Ended June 30,        Ended June 30,
                                      -----------------     ------------------
                                        2002      2001        2002       2001
                                      -------   -------     -------    -------

Interest income:                                    (unaudited)
   Loans receivable                   $24,008   $23,584     $47,151    $47,013
   Investment securities                1,439     2,416       2,683      5,059
   Other interest-earning assets            9       559         207        729
                                      -------   -------     -------    -------
     Total interest income             25,456    26,559      50,041     52,801
                                      -------   -------     -------    -------
Interest expense:
   Deposits                             7,862    13,130      16,022     26,823
   Advances from Federal Home
     Loan Bank and other borrowings     3,105     2,265       6,024      4,421
                                      -------   -------     -------    -------
     Total interest expense            10,967    15,395      22,046     31,244
                                      -------   -------     -------    -------
     Net interest income               14,489    11,164      27,995     21,557
Provision for loan losses                 643       454       1,207        940
                                      -------   -------     -------    -------
     Net interest income after
      provision for loan losses        13,846    10,710      26,788     20,617
                                      -------   -------     -------    -------
Other income:
   Fees and service charges             1,663     1,634       3,479      3,102
   Income from real estate
    operations, net                       210       133         359        264
   Other operating income                 562       310       1,132      1,165
     Net gain (loss) on sales of:
      Investments                           -        (5)          -         (5)
      Loans held for sale                 609       571       1,314        736
      Real estate owned                    (1)        9          (1)         9
                                      -------   -------     -------    -------
        Total other income              3,043     2,652       6,283      5,271
                                      -------   -------     -------    -------
Other expense:
   Salaries and employee benefits       5,342     4,899      10,487      9,425
   Occupancy, net                       1,467     1,251       2,904      2,594
   Data processing                        348       328         712        687
   Advertising                            942       417       1,889        858
   Legal services                         101       184         152        395
   Other operating expense              1,799     1,419       3,566      2,874
                                      -------   -------     -------    -------
        Total other expense             9,999     8,498      19,710     16,833
                                      -------   -------     -------    -------
        Income before income taxes      6,890     4,864      13,361      9,055
Income tax expense                      2,487     1,723       4,823      3,215
                                      -------   -------     -------    -------
        Net income                    $ 4,403   $ 3,141     $ 8,538    $ 5,840
                                      =======   =======     =======    =======


See accompanying notes to consolidated financial statements.


                  TierOne Bank and Subsidiaries
   Consolidated Statements of Changes in Retained Earnings and
                      Comprehensive Income
         Six Months Ended June 30, 2002 (Unaudited) and
                  Year Ended December 31, 2001
                     (dollars in thousands)

                                                      Cumulative
                                                         other          Total
                                         Retained    comprehensive    retained
                                         earnings    income (loss)    earnings
                                         --------    -------------    ---------

Balance at December 31, 2000             $108,636       $ (764)       $ 107,872
                                         --------       -------       ---------
Comprehensive income:
Net income                                 13,042             -          13,042
Change in unrealized loss on
 available-for-sale securities, net             -           841             841
                                         --------       -------       ---------
Total comprehensive income                 13,042           841          13,883
                                         --------       -------       ---------
Balance at December 31, 2001              121,678            77         121,755
                                         --------       -------       ---------
Comprehensive income:
Net income                                  8,538             -           8,538
Change in unrealized gain on
 available-for-sale securities, net             -           116             116
                                         --------       -------       ---------
Total comprehensive income                  8,538           116           8,654
                                         --------       -------       ---------
Balance at June 30, 2002                 $130,216          $193        $130,409
                                         ========       =======       =========










See accompanying notes to consolidated financial statements.

                  TierOne Bank and Subsidiaries
              Consolidated Statements of Cash Flows
             Six Months Ended June 30, 2002 and 2001
                     (dollars in thousands)

                                                         June 30,
                                               --------------------------
                                                2002                2001
                                               -------             ------
                                                       (unaudited)
Cash flows from operating activities:
Reconciliation of net income to
 cash provided by operating activities:
  Net income
                                               $8,538              $5,840
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    (Accretion) amortization of
     investment and mortgage-backed
     securities                                   192                 (62)
    Depreciation and amortization               1,112                 912
    Amortization on loans receivable, net          81                  10
    Deferred income tax benefit                  (292)               (135)
    Provision for loan losses                   1,207                 939
    Proceeds from sales of loans held
     for sale                                 170,090             134,429
    Originations and purchases of
     loans held for sale                     (165,342)           (135,779)
    Net (gain) loss on sales of:
     Investment and mortgage-backed
      securities available-for-sale                 -                   5
     Loans receivable held for sale            (1,314)               (736)
     Real estate owned and held for
      investment                                    1                  (9)
     Premises and equipment                        (6)                 13
    Changes in certain assets and
     liabilities:
     Accrued interest receivable                 (175)                625
     Other assets                              (2,418)             (1,598)
     Accrued interest payable                  (2,025)               (874)
     Accrued expenses and other
      liabilities                              (5,984)              2,785
                                               -------             ------

       Total adjustments                       (4,873)                525
                                               -------             ------
       Net cash provided by operating
        activities                              3,665               6,365
                                               -------             ------
Cash flows from investing activities:
 Purchase of investment securities:
  Held-to-maturity                                (24)                 (5)
  Available-for-sale                          (39,981)            (47,406)
 Proceeds from maturity of investment
  securities, available-for-sale               28,490              81,500
 Proceeds from sale of investment
  securities, available-for-sale                    -                   -


See accompanying notes to consolidated financial statements.


                      TierOne Bank and Subsidiaries
            Consolidated Statements of Cash Flows (continued)
                 Six Months Ended June 30, 2002 and 2001
                          (dollars in thousands)

                                                               June 30,
                                                        --------------------
                                                          2002        2001
                                                        --------    --------
                                                              (unaudited)
Proceeds from principal repayments of
 investment and mortgage-backed
 securities                                               15,980      13,464
Increase in loans receivable                             (16,492)    (57,448)
Proceeds from sale of real estate
 owned and held for investment                                88       1,175
Additions to premises and equipment                       (6,156)     (1,209)
Proceeds from sale of premises and equipment                  33           -
Sale of Federal Home Loan Bank stock                       3,002       5,138
Purchase of Federal Home Loan Bank stock                  (4,301)          -
                                                        --------    --------

     Net cash used in investing activities               (19,361)     (4,791)
                                                        --------    --------

Cash flows from financing activities:
Net increase in deposits                                  20,228      62,420
Net decrease in advances from
 borrowers for taxes and insurance                        (3,727)       (593)
Proceeds from Federal Home Loan
 Bank long-term advances                                       -      30,000
Repayment of Federal Home Loan
 Bank long-term advances                                     (16)        (16)
Net paydowns on Federal Home Loan
 Bank line of credit and Federal
 Home Loan Bank short-term advances                       (9,900)    (32,000)
                                                        --------    --------
   Net cash provided by financing
    activities                                             6,585      59,811
                                                        --------    --------
   Net increase (decrease) in cash
    and cash equivalents                                  (9,111)     61,385

Cash and cash equivalents at
 beginning of period                                      34,441      30,779
                                                        --------    --------
Cash and cash equivalents at end of period            $   25,330  $   92,164
                                                        ========    ========

Supplemental disclosure of cash flow
 information - cash paid during
 the period for:
  Interest                                            $   24,071  $   32,125
                                                        ========    ========
  Income taxes, net of refunds                        $    4,907  $    3,242
                                                        ========    ========
Supplemental schedules of noncash
 investing activities - transfers
 from loans to real estate owned and
 other assets through foreclosure                     $      253  $      360
                                                        ========    ========


See accompanying notes to consolidated financial statements.


                     TierOne Bank and Subsidiaries
                Notes to Consolidated Financial Statements
                              (unaudited)



1.        Basis of Presentation.

     On April 3, 2002, TierOne Bank (the "Bank") (formerly known as First Federal Lincoln Bank) incorporated TierOne Corporation, a Wisconsin corporation (the "Company" or "registrant") to facilitate the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). The Conversion is expected to be consummated in early October 2002, at which time the Company will become the holding company for the Bank and issue shares of its common stock to the general public. The Company will own all the outstanding common stock of the Bank upon completion of the Conversion. The Company filed a Form S-1 with the Securities and Exchange Commission ("SEC") on April 8, 2002, which, as amended, was declared effective by the SEC on August 12, 2002. The registrant is in organization and has engaged in no operations to date; accordingly, no financial statements of the Company have been included herein.

     References in this document to "we," "our" or "us" refer to the Company together with the Bank, unless the context requires otherwise.

2.   Basis of Consolidation

     The consolidated financial statements include the accounts of the Bank and its wholly owned subsidiary, TMS Corporation of the Americas ("TMS"). TMS is the holding company of TierOne Investments and Insurance, Inc., a wholly owned subsidiary that administers the sale of insurance and securities products. In April 2000, TMS created a new subsidiary, TierOne Reinsurance Company, which reinsures credit life and accident and health insurance policies.

     The accompanying unaudited consolidated financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's prospectus dated August 12, 2002.

                     TierOne Bank and Subsidiaries
                Notes to Consolidated Financial Statements
                              (unaudited)


3.   Investment Securities

Investment securities at June 30, 2002 and December 31, 2001 are summarized below:





                                           Gross Unrealized
                            Amortized      ----------------
       June 30, 2002          Cost          Gain      Loss        Fair Value
       -------------        ---------      ------    ------       ----------

Held to Maturity:                       (dollars in thousands)

 Municipal obligations        $   238      $    -    $    -        $     238

Available for Sale:

 Mortgage-backed securities    29,786         711         -           30,497

 U.S. government agency
  obligations                  34,178          31         -           34,209

 Corporate securities          16,053           5       449           15,609

 Mutual fund                    6,000           -         -            6,000
                              -------      ------     -----        ---------
                              $86,255      $  747     $ 449        $  86,553
                              =======      ======     =====        =========



                                           Gross Unrealized
                            Amortized      ----------------
    December 31, 2001         Cost          Gain      Loss        Fair Value
    -----------------       ---------      ------    ------       ----------



Held to Maturity:                              (dollars in thousands)

 Municipal obligations        $   221      $    -    $    -        $     221

Available for Sale:

 Mortgage-backed securities    45,788         528        29           46,287

 U.S. government agency
  obligations                  26,691           -         -           26,691

 Corporate securities          12,214           -       381           11,833

 Mutual fund                    6,000           -         -            6,000
                              -------      ------     -----        ---------
                              $90,914      $  528    $  410        $  91,032
                              =======      ======     =====        =========


                     TierOne Bank and Subsidiaries
                Notes to Consolidated Financial Statements
                              (unaudited)


4.   Loan Portfolio Composition

     Loans receivable at June 30, 2002 and December 31, 2001 are summarized below.



                                  June 30, 2002            December 31, 2001
                               --------------------      ---------------------
                                 Amount        %          Amount          %
                               ----------  --------      ---------     -------

                                        (dollars in thousands)

Real estate loans:

 One- to four-family
  residential(1)                $493,963     31.95%       $502,502      33.13%

 Multi-family residential         60,457      3.91          74,209       4.89

 Commercial real estate and
  land                           331,037     21.41         258,277      17.03

 Residential construction        135,659      8.77         113,300       7.47

 Commercial construction         135,401      8.76          95,614       6.30
                               ---------    ------       ---------     ------
  Total real estate loans      1,156,517     74.80       1,043,902      68.82
                               ---------    ------       ---------     ------
Commercial business               19,795      1.28          12,193       0.80

Warehouse mortgage lines of
 credit                          105,362      6.81         224,067      14.77

Consumer loans:

 Home equity                      42,526      2.75          45,398       2.99

 Home equity line of credit       78,360      5.07          61,839       4.08

 Home improvement                 78,133      5.05          76,555       5.05

 Automobile                       54,572      3.53          42,547       2.80

 Other                            10,951      0.71          10,486       0.69
                               ---------    ------       ---------     ------
  Total consumer loans           264,542     17.11         236,825      15.61
                               ---------    ------       ---------     ------
   Total loans                 1,546,216    100.00%      1,516,987     100.00%
                               =========    ======       =========     ======
Less:

 Unearned premiums and
  discounts                          960                       558

 Discounts on loans acquired
  through merger                    (224)                     (270)

 Undisbursed portion of
  construction loans in
  process                       (127,171)                 (109,852)

 Deferred loan fees                 (483)                     (520)

 Allowance for loan losses        (14,319)                 (13,464)
                               ----------               ----------
  Net loans (1)                $1,404,979               $1,393,439
                               ==========               ==========
________________
(1)Includes loans held for sale of $10.9 million and $14.4 million at June 30, 2002 and December 31, 2001, respectively.

                     TierOne Bank and Subsidiaries
                Notes to Consolidated Financial Statements
                              (unaudited)


     The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.


                                   At or For the Six Months Ended June 30,
                                   ---------------------------------------

                                             2002             2001
                                         ------------      ----------
                                             (dollars in thousands)


Allowance for loan losses,
 beginning of period                       $13,464           $  9,947
Provision for loan losses                    1,207                940
Charge-offs                                   (378)              (117)
Recoveries on loans previously
 charged off                                    26                  2
                                          --------           --------
Allowance for loan losses, end
 of period                                $ 14,319           $ 10,772
                                          ========           ========
Allowance for loan losses as a
 percent of total loans receivable (1)         .93%              0.83%
                                          ========           ========
Allowance for loan losses as a
 percent of non-performing loans            329.32%            762.35%
                                          ========           ========

(1) Total loans receivable includes loans held for sale.















                     TierOne Bank and Subsidiaries
                Notes to Consolidated Financial Statements
                              (unaudited)


     The following table sets forth information with respect to non-performing assets and troubled debt restructurings at the dates indicated. It is the Bank's policy to cease accruing interest on loans 90 days or more past due and to charge off all accrued interest. The Bank did not have any accruing loans 90 days or more past due at the dates shown.



                                             June 30,      December
                                               2002        31, 2001
                                           ------------  ------------
                                           (dollars in thousands)
Non-accruing loans:
 One- to four-family residential               $3,587      $   898
 Multi-family residential                           -            -
 Commercial real estate and land                    -            -
 Residential construction                         131            -
 Commercial construction                            -            -
 Commercial business                                -            -
 Warehouse mortgage lines of credit                 -            -
 Consumer                                         630          767
                                              -------      -------
 Total non-accruing loans                       4,348        1,665
 Real estate owned, net (1)                       231          168
                                              -------      -------
  Total non-performing assets                   4,579        1,833
Troubled debt restructurings                      210          345
                                              -------      -------
Total non-performing assets and troubled
 debt restructurings                          $ 4,789      $ 2,178
                                              =======      =======
Allowance for loan losses as a percent of
 non-performing loans                         329.32%       808.65%
                                              =======      =======
Non-performing loans as percent of total
 loans receivable (2)                           0.28%        0.11%
                                              =======      =======
Non-performing assets as a percentage
 of total assets                                0.29%        0.12%
                                              =======      =======
Allowance for loan losses as a percent of
 total loans receivable (2)                     0.93%        0.89%
                                              =======      =======
____________________________

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

(2)  Total loans receivable includes loans held for sale.


                     TierOne Bank and Subsidiaries
                Notes to Consolidated Financial Statements
                              (unaudited)


5.   Mortgage Servicing Rights

     Mortgage servicing rights are included in the Consolidated
Statements of Financial Condition under the caption "Other
Assets." The activity of mortgage servicing rights is summarized as follows for the following periods:

                             Three Months Ended    Six Months Ended
                                  June 30,             June 30,
                             ------------------   ------------------
                               2002      2001       2002      2001
                             --------  --------   --------  --------
                                        (dollars in thousands)

Beginning balance              $5,398    $1,486   $4,577     $1,101
Mortgage servicing rights
 capitalized                    1,033     1,188    2,148      1,734
Amortization expense            (307)     (250)    (601)       (411)
                               ------    ------   ------     ------
                                6,124     2,424    6,124      2,424
Valuation adjustment            (460)         -    (460)          -
                               ------    ------   ------     ------
Ending balance                 $5,664    $2,424   $5,664     $2,424
                               ======    ======   ======     ======

   The activity of the valuation allowances on mortgage servicing rights is summarized as follows for the following periods:

                             Three Months Ended    Six Months Ended
                                  June 30,             June 30,
                             ------------------   ------------------
                               2002      2001       2002      2001
                             --------  --------   --------  --------

                                     (dollars in thousands)

Beginning balance                $350    $   -        $350     $   -
Amounts charged to operations     460        -         460         -
                                 ----    -----        ----     -----
Ending balance                   $810    $   -        $810     $   -
                                 ====    =====        ====     =====

   The fair value of the Banks mortgage servicing rights totaled approximately $5,798,000 at June 30, 2002, compared to $2,693,000 at June 30, 2001.

   The following table compares the key assumptions used in measuring the fair values of mortgage servicing rights at the periods presented:

                                    June 30, 2002      December 31, 2001
                                    -------------      -----------------
                                         (dollars in thousands)

Fair value                             $5,798               $5,069
Prepayment speed                    10.7% - 46.4%         8.7% - 37.8%
Weighted average prepayment speed       19.6%                14.0%
Discount rate                        9.0% - 13.5%        10.5% - 15.0%

                     TierOne Bank and Subsidiaries
                Notes to Consolidated Financial Statements
                              (unaudited)


  6.   Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and
(b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The adoption of Statement No. 144 did not have an impact on our earnings, financial condition or equity.

     In April of 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of Statement No. 145 is not expected to have a material effect on our financial position or results of operation.

                            TierOne Bank
     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

Item 2 - Managements Discussion and Analysis of Financial
         Condition and Results of Operations.

General

     The Company was formed by the Bank in connection with the Bank's conversion and has not yet commenced operations. The Company's results of operations initially will be primarily dependent on the results of the Bank, which will be a wholly owned subsidiary upon completion of the conversion. The Bank's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses, loan sale activities and loan servicing. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Critical Accounting Policies

     We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. We establish provisions for loan losses, which are charges to our operating results, in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management performs reviews no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio. Our reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors. For each primary type of loan, we establish a loss factor reflecting our estimate of the known and inherent losses in each loan type using both the quantitative analysis as well as consideration of the qualitative factors. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the levels of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size, terms and geographic concentration of loans held by us, the value of collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions and loan loss information for other institutions. The amount of the allowance for loan losses is only an estimate and actual losses may vary from these estimates.

                            TierOne Bank
     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


Comparison of Financial Condition at June 30, 2002 and December 31, 2001

     Our total assets were $1.6 billion at June 30, 2002, a $7.2 million, or .5%, increase from December 31, 2001. An increase in investment securities available for sale was substantially offset by decreases in cash and cash equivalents and mortgage-backed securities available for sale. Cash and cash equivalents totaled $25.3 million at June 30, 2002, a $9.1 million decrease from December 31, 2001 as a portion of such assets was invested in investment securities available for sale. Our available-for-sale investment securities amounted to $55.8 million at June 30, 2002, an $11.3 million increase from December 31, 2001. During the six months ended June 30, 2002, we purchased $39.8 million in investment securities which were partially offset by the sale or maturity during the period of an aggregate of $28.5 million of securities. Our mortgage-backed securities available for sale decreased $15.8 million or 34.1%, to $30.5 million at June 30, 2002 compared to $46.3 million at December 31, 2001. This decrease was primarily the result of the high level of mortgage refinance activity experienced during the period due to the current interest rate environment which resulted in an increased rate of prepayments. Our loan portfolio increased by $601,000 to $1.4 billion at June 30, 2002 compared to December 31, 2001. However, the composition of the loan portfolio continued to change reflecting our emphasis on originating or purchasing commercial real estate, construction and consumer loans. As a result, commercial real estate and land, construction (both commercial and residential) and consumer loans increased by $72.8 million, $62.1 million and $27.8 million, respectively, at June 30, 2002 as compared to December 31, 2001. During the six months ended June 30, 2002, we purchased for portfolio retention a total of $252.1 million of loans, including $101.5 million of adjustable-rate single-family residential loans, $54.4 million of commercial real estate and land loans, $53.6 million of construction loans and $42.6 million of consumer loans. A substantial portion of the commercial real estate and land loans purchased during this period consisted of our purchase of a 75% to 80% participation interest in 25 loans originated by a financial institution in Spokane, Washington from whom we have periodically purchased loans during the past three years.

     Our total deposits increased by $20.2 million to $1.1 billion during the six months ended June 30, 2002 as we continued our efforts to increase the level of our core deposits, especially checking accounts. At June 30, 2002, our interest-bearing and non-interest-bearing checking accounts amounted to $307.8 million in the aggregate, a $55.9 million, or 22.2%, increase from the aggregate amount at December 31, 2001. In addition, during the six-month period ended June 30, 2002, our total certificates of deposit declined to $515.3 million, or 46.2% of total deposits, at June 30, 2002 compared to $535.3 million, or 48.8% of total deposits at December 31, 2001. Our FHLB advances and other borrowings amounted to $293.4 million at June 30, 2002 compared to $303.3 million at December 31, 2001.

     Our total retained earnings increased by $8.7 million to $130.4 million at June 30, 2002 compared to $121.8 million at December 31, 2001 primarily reflecting $8.5 million in net income earned for the six months ended June 30, 2002. Due to a change in net unrealized gains/losses on securities, we had a cumulative other comprehensive income of $193,000 at June 30, 2002 compared to cumulative other comprehensive income of $77,000 at December 31, 2001.

                            TierOne Bank
     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


Comparison of Operating Results for the Three and Six Months
Ended June 30, 2002 and 2001

     General. Our net income increased by $1.3 million, or 40.2%, to $4.4 million for the three months ended June 30, 2002 compared to $3.1 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, our net income increased by $2.7 million, or 46.2%, to $8.5 million compared to $5.8 million for the same period in 2001. Our net income increased during the 2002 periods due primarily to a lower cost of funds which improved our net interest income. Our average interest rate spread increased to 3.58% for the quarter ended June 30, 2002 compared to 2.74% for the three months ended June 30, 2001. For the six months ended June 30, 2002, our average interest rate spread was 3.44% as compared to 2.71% for the same period in 2001. Our net interest margin improved to 3.88% and 3.76% for the three and six months ended June 30, 2002, respectively, compared to 3.22% and 3.17% for the three and six months ended June 30, 2001, respectively. Our ratio of average interest-earning assets to average interest-bearing liabilities remained essentially unchanged for the three- and six-month periods ended June 30, 2002 compared to the same periods in 2001. The improvement in the average interest rate spread and net interest margin during the 2002 periods reflected the effects of the significant decline in our cost of funds which substantially exceeded the decline in the yields earned on our interest-earning assets.

     Interest Income. Our total interest income for the three months ended June 30, 2002 was $25.5 million compared to $26.6 million for the three months ended June 30, 2001 while for the six months periods ended June 30, 2002 and 2001, our total interest income amounted to $50.0 million and $52.8 million, respectively. The primary reason for the decrease in total interest income during the 2002 periods was the decline in market rates of interest throughout 2001. The average yield earned on net loans receivable was 6.97% for the three months ended June 30, 2002 compared to 7.88% for the three months ended June 30, 2001 and was 6.95% for the six months ended June 30, 2002 as compared to 7.98% for the same period in 2001. Average yields also were lower on our investment securities and mortgage-backed securities during the three months and the six months ended June 30, 2002 compared to the same periods in 2001.

     Interest Expense. Our total interest expense for the three and six months ended June 30, 2002 was $11.0 million and $22.0 million, respectively, compared to $15.4 million and $31.2 million for the three months and six months ended June 30, 2001, respectively. The primary reason for the decrease in our interest expense during the 2002 periods was a reduction in the average rate on deposits to 2.90% and 2.97% during the three and six months ended June 30, 2002, respectively, compared to 4.85% and 5.04% during the same periods in 2001. The average rate on our certificates of deposit was 3.92% and 4.03% for the three months and the six months ended June 30, 2002, respectively, compared to 6.06% and 6.10% for the same periods in 2001. The average rates on our interest-bearing checking accounts, money market accounts and savings accounts also declined during the 2002 periods compared to the same periods in 2001. Interest on FHLB advances and other borrowings increased by $840,000 and $1.6 million during the three and six months ended June 30, 2002 compared to the same periods in 2001 as a result of a higher average balance of borrowings in 2002 which more than offset a reduction in the average rate paid.

                            TierOne Bank
     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


     Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on month end balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.



                                                    Three Months Ended June 30,
                                     -------------------------------------------------------------------
                                                    2002                            2001
                                     ---------------------------------   -------------------------------

                                        Average               Average    Average                 Average
                                        Balance   Interest  Yield/Rate   Balance     Interest   Yield/Rate
                                        -------   --------  ----------   -------     --------   ----------

                                                          (dollars in thousands)

Interest-earning assets:

 Federal funds sold                  $      991   $     4      1.61%   $   52,691     $   551      4.18%

 Investment securities                   80,862       947       4.68       71,944       1,431      7.96

   Mortgage-backed securities            32,850       497       6.05       63,931         993      6.21

 Loans receivable                     1,377,339    24,008       6.97    1,196,672      23,584      7.88
                                     ----------   -------              ----------     -------
 Total interest-earning assets        1,492,042    25,456      6.82%    1,385,238      26,559      7.67%
                                                  -------    ------                   -------    ------
Non-interest-earning assets              63,791                            33,816
                                     ----------                        ----------
 Total assets                        $1,555,833                        $1,419,054
                                     ==========                        ==========


Interest-bearing liabilities:

 Interest-bearing checking accounts  $  270,887    $1,267      1.87%  $   167,745      $1,207      2.88%

 Regular savings accounts                14,549        48       1.32       10,674          41      1.54

 Money market accounts                  281,583     1,469       2.09      305,558       2,822      3.69

 Certificate accounts                   518,158     5,078       3.92      598,315       9,060      6.06
                                     ----------   -------              ----------     -------
  Total interest-bearing deposits     1,085,177     7,862       2.90    1,082,292      13,130      4.85

 FHLB advances and other borrowings     270,674     3,105       4.59      166,436       2,265      5.44
                                     ----------   -------              ----------     -------
  Total interest-bearing liabilities  1,355,851    10,967       3.24    1,248,728      15,395      4.93
                                                  -------    -------                  -------    ------
 Non-interest-bearing accounts           28,186                            22,388

Other liabilities                        43,827                            27,952
                                     ----------                        ----------
  Total liabilities                   1,427,864                         1,299,068

Retained earnings                       127,969                           119,986
                                     ----------                        ----------
 Total liabilities and retained
  earnings                           $1,555,833                        $1,419,054
                                     ==========                        ==========
Net interest-earning assets          $  136,191                        $  136,510
                                     ==========                        ==========
Net interest income; average
 interest rate spread                             $14,489      3.58%                  $11,164      2.74%
                                                  =======    ======                   =======    ======
Net interest margin                                            3.88%                               3.22%
                                                             ======                              ======
Average interest-earnings assets
 to average interest-bearing liabilities                     110.04%                             110.93%
                                                             ======                              ======


                            TierOne Bank
     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


                                                        Six Months Ended June 30,
                                     -------------------------------------------------------------------
                                                    2002                            2001
                                     -------------------------------------------------------------------

                                        Average               Average    Average                 Average
                                        Balance   Interest  Yield/Rate   Balance     Interest   Yield/Rate
                                        -------   --------  ----------   -------     --------   ----------

                                                          (dollars in thousands)

Interest-earning assets:

 Federal funds sold                  $   23,054    $  197      1.71%   $   32,604     $   713     4.37%

 Investment securities                   74,019     1,626       4.39       82,609       2,982      7.22

 Mortgage-backed securities              36,678     1,067       5.82       65,450       2,093      6.40

 Loans receivable                     1,356,129    47,151       6.95    1,178,832      47,013      7.98
                                     ----------   -------              ----------     -------
Total interest-earning assets         1,489,880    50,041      6.72%    1,359,495      52,801     7.77%
                                                  -------    ------                   -------   ------
Non-interest-earning assets              48,410                            42,696
                                     ----------                        ----------
 Total assets                        $1,538,290                        $1,402,191
                                     ==========                        ==========
Interest-bearing liabilities:

 Interest-bearing checking
  accounts                            $ 254,860    $2,403      1.89%  $   157,015      $2,475     3.15%

 Regular savings accounts                14,041        91       1.30       10,488          82      1.56

 Money market accounts                  286,901     2,973       2.07      309,601       6,346      4.10

 Certificate accounts                   523,472    10,555       4.03      587,152      17,920      6.10
                                     ----------   -------              ----------     -------
Total interest-bearing deposits       1,079,274    16,022       2.97    1,064,256      26,823      5.04

FHLB advances and other borrowings      263,961     6,024       4.56      170,627       4,421      5.18
                                     ----------   -------              ----------     -------
Total interest-bearing liabilities    1,343,235    22,046       3.28    1,234,883      31,244      5.06
                                                  -------    -------                  -------    ------
Non-interest-bearing accounts            27,153                            20,683

Other liabilities                        42,007                            35,225
                                     ----------                        ----------
 Total liabilities                    1,412,395                         1,290,791

Retained earnings                       125,895                           111,400
                                     ----------                        ----------
Total liabilities and retained
 earnings                            $1,538,290                        $1,402,191
                                     ==========                        ==========
Net interest earning assets          $  146,645                        $  124,612
                                     ==========                        ==========
Net interest income; average
 interest rate spread                             $27,995      3.44%                  $21,557     2.71%
                                                  =======    ======                   =======   ======
Net interest margin                                            3.76%                              3.17%
                                                             ======                             ======
Average interest-earnings assets
 to average interest-bearing
 liabilities                                                 110.92%                            110.09%
                                                             ======                             ======

                            TierOne Bank
     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

     Rate/Volume Analysis. The following table shows the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in rate (change in rate multiplied by prior year volume) and (2) changes in volume (change in volume multiplied by prior year rate). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


                                     Three Months Ended June 30,     Six Months Ended June 30, 2002
                                           2002 vs. Three                        vs. Six
                                     Months Ended June 30, 2001        Months Ended June 30, 2001
                                    ------------------------------   --------------------------------
                                         Increase                        Increase
                                    (Decrease) Due to                (Decrease) Due to
                                    -----------------      Total     -----------------      Total
                                                          Increase                         Increase
                                      Rate     Volume    (Decrease)    Rate     Volume    (Decrease)
                                     ------    ------    ----------   ------    ------    ----------

                                                        (dollars in thousands)
Interest income:
 Federal funds sold                  $  (338)   $ (209)  $   (547)  $  (434)  $   (82)    $   (516)
 Investment securities                  (588)      104       (484)   (1,167)     (189)      (1,356)
 Mortgage-backed securities              (26)     (470)      (496)     (189)     (837)      (1,026)
 Loans receivable, net                (2,725)    3,149        424    (6,026)    6,164          138
                                     -------    ------   --------   -------   -------     --------
  Total interest-earning assets       (3,677)    2,574     (1,103)   (7,816)    5,056       (2,760)
                                     -------    ------   --------   -------   -------     --------
Interest expense:
 Interest-bearing checking accounts     (422)      482         60      (995)      923          (72)
 Savings accounts                         (6)       13          7       (14)       23            9
 Money market accounts                (1,228)     (125)    (1,353)   (3,138)     (235)      (3,373)
 Certificate accounts                 (3,196)     (786)    (3,982)   (6,081)   (1,284)      (7,365)
                                     -------    ------   --------   -------   -------     --------
  Total deposits                      (4,852)     (416)    (5,268)  (10,228)     (573)     (10,801)
FHLB advances and other borrowings
                                        (356)    1,196        840      (527)    2,130        1,603
                                     -------    ------   --------   -------   -------     --------
  Total interest-bearing liabilities  (5,208)      780     (4,428)  (10,755)    1,557       (9,198)
                                     -------    ------   --------   -------   -------     --------
Increase in net interest income      $ 1,531    $1,794   $  3,325   $ 2,939   $ 3,499     $  6,438
                                     =======    ======   ========   =======   =======     ========

                            TierOne Bank
     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


     Provision for Loan Losses. We made a provision for loan losses of $643,000 for the three months ended June 30, 2002 compared to $454,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, our provision for loan losses was $1.2 million as compared to $940,000 for the same period in 2001. Our portfolios of commercial real estate and land loans, construction loans, commercial business loans and consumer loans, which generally are deemed to have higher inherent levels of known and inherent losses than single-family residential mortgage loans, due to, among other things, the nature of the collateral, the areas in which the security property is located and the dependency on economic conditions for successful completion or operation of the project have continued to grow, both in terms of total dollar amounts and as a percentage of our total loan portfolio. At June 30, 2002, our total non-performing assets amounted to $4.6 million compared to $1.8 million at December 31, 2001. The increase in non-performing assets was due primarily to a $2.0 million increase in non-accrual single-family residential mortgage loans substantially all of which related to loans we took possession of from a broker participating in our mortgage warehouse line of credit program. During the three and six months ended June 30, 2002, we charged-off an aggregate of $174,000 and $378,000, respectively, of loans, primarily related to consumer loans, and had $7,000 and $19,000, respectively, in recoveries of previous charge-offs. At June 30, 2002, our allowance for loan losses amounted to 329.32% of non-performing loans and 0.93% of total loans outstanding.

     Other Income. Our other income increased by $391,000, or 14.7%, to $3.0 million for the three months ended June 30, 2002 compared to $2.7 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, such income amounted to $6.3 million as compared to $5.3 million for the same period in 2001, a 19.2% increase. The primary reason for the increase in other income for the three months ended June 30, 2002 was a $796,000 increase in fee and service charges resulting primarily from an increase in our transaction accounts that was partially offset by a $460,000 increase to the valuation allowance on our mortgage servicing rights. We increased our mortgage servicing rights valuation allowance due to increased prepayments in our loan servicing portfolio due to the current low interest rate environment. For the six months ended June 30, 2002, the increase in other income of $1.0 million over the same period in 2001 reflected an $836,000 increase in fee and service charges due primarily to the increase in transaction accounts as well as a $579,000 increase in gains on sale of loans, offset in part by the $460,000 increase in the valuation allowance on our mortgage servicing rights.

     Other Expense. Our other expense increased by $1.5 million, or 17.7%, to $10.0 million for the three months ended June 30, 2002 compared to $8.5 million for the three months ended June 30, 2001. The primary reasons for the increase in other expense for the three months ended June 30, 2002 were a $524,000 increase in advertising expense, a $381,000 increase in other operating expense due in large part to expenses incurred in connection with our name change to TierOne Bank in early 2002 and a $443,000 increase in salaries and employee benefits due to an increase in the

                            TierOne Bank
     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


number of staff, increased health insurance costs and normal salary increases. During the six months ended June 30, 2002, our other expense increased $2.9 million, or 17.1%, to $19.7 million compared to $16.9 million for the same period in 2001 in large part due to the same reasons underlying the increase in the three months ended June 30, 2002.

     Income Tax Expense. Our income tax expense increased by $764,000 to $2.5 million and by $1.6 million to $4.8 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. The increases in income tax expense in the three-and six-month periods ended June 30, 2002 over the prior year comparable periods primarily reflect the increases in net income.

Liquidity and Commitments

     Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. TierOne Bank also utilizes outside borrowings, primarily from FHLBank Topeka (formerly known as the Federal Home Loan Bank of Topeka), as an additional funding source.

     We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2002, we also had certificates of deposit maturing within the next 12 months amounting to $361.7 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

     In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund our liquidity needs. We have increased our utilization of borrowings in recent years as a cost efficient addition to deposits as a source of funds. The average balance of our borrowings was $270.7 million and $264.0 million for the three and six months ended June 30, 2002, respectively, compared to $166.4 million and $170.6 million for the same periods in 2001. To date, substantially all of our borrowings have consisted of advances from FHLBank Topeka, of which we are a member. Under terms of the collateral agreement with FHLBank Topeka, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in FHLBank Topeka as collateral for such advances.

                            TierOne Bank
     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

     We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others. At June 30, 2002, the maximum total amount of such recourse was approximately $4.5 million. Based on historical experience, at June 30, 2002, we had established a reserve of $314,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect our liquidity or capital resources. We have not, and do not intend to, trade in commodity contracts.

     We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

















Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

     For a discussion of the Bank's asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - How We Manage Our Risks" and - "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Prospectus dated August 12, 2002. There has been no material change in the Bank's asset and liability position or the market value of the Bank's equity since March 31, 2002.


                  PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:

     (a), (b) and (c) Not applicable.

     (d) The Companys Form S-1 (File No. 333-85838) was declared effective by the SEC on August 12, 2002. The offering commenced on August 22, 2002, and the offering subscription period ended September 12, 2002. Sandler O'Neill & Partners, L.P. was the underwriter. A total of 22,575,075 shares of common stock were registered solely for the account of the Company, for sale at an aggregate offering price of $225,750,750. The Conversion has not yet been completed.

Item 3 - Defaults Upon Senior Securities:

     There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

     There are no matters required to be reported under this item.

Item 5 - Other Information:

     There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

     (a)  List of exhibits: (filed herewith unless otherwise noted)

               2.1   Plan of Conversion, as amended*
               3.1   Articles of Incorporation of TierOne Corporation*
               3.2   Bylaws of TierOne Corporation*
               4.0   Form of Stock Certificate of TierOne Corporation*
               10.1  Employment Agreement between TierOne Bank and
                     Gilbert G. Lundstrom*
               10.2  Employment Agreement between TierOne Bank and
                     James A. Laphen*
               10.3  Form of Proposed Employment Agreement between
                     TierOne Corporation and Gilbert G. Lundstrom*
               10.4  Form of Proposed Employment Agreement between
                     TierOne Corporation and James A. Laphen*
               10.5  Supplemental Retirement Plan*
               10.6  Form of Proposed Change in Control Agreement
                     between TierOne Bank and certain executive officers*
               10.7  Form of Proposed Change in Control Agreement
                     between TierOne Bank and certain executive officers*
               10.8  Form of Proposed TierOne Bank Employee Severance Plan*
               10.9  Form of Proposed Employee Stock Ownership
                     Plan Supplemental Executive Retirement Plan*
               10.10 Form of Proposed 401(k) Plan Supplemental Executive
                     Retirement Plan*
               10.11 Directors' Deferred Compensation Program*
               10.12 Amended and Restated Consultation Plan for Directors*
               10.13 Management Incentive Compensation Plan*
               99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________

*    Incorporated by reference from the Company's Registration
     Statement on Form S-1, filed on April 3, 2002, as amended, and declared effective on August 12, 2002 (File No. 333-
     85838).

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.



                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TIERONE CORPORATION



Date:  September 26, 2002       By: /s/ Gilbert G. Lundstrom
                                    -------------------------------
                                    Gilbert G. Lundstrom
                                    Chairman of the Board and Chief
                                     Executive Officer



Date:  September 26, 2002       By: /s/ Eugene B. Witkowicz
                                    -------------------------------
                                    Eugene B. Witkowicz
                                    Executive Vice President and
                                     Chief Financial Officer

















              CERTIFICATION PURSUANT TO RULE 13a-14
       OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gilbert G. Lundstrom, the Chairman of the Board and Chief
Executive Officer of TierOne Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TierOne Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 26, 2002           /s/ Gilbert G. Lundstrom
                                    -------------------------------
                                    Gilbert G. Lundstrom
                                    Chairman of the Board and Chief
                                     Executive Officer









              CERTIFICATION PURSUANT TO RULE 13a-14
       OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Eugene B. Witkowicz, the Executive Vice President and Chief
Financial Officer of TierOne Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TierOne Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 26, 2002           /s/ Eugene B. Witkowicz
                                    -------------------------------
                                    Eugene B. Witkowicz
                                    Executive Vice President and
                                     Chief Financial Officer












