Form 10-Q
period 2002-09-30
TIERONE CORP
filed 2002-11-14
CIK 1170605

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                     ------------------------------------

                                   FORM 10-Q
   (Mark One)

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2002
                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from________ to_________

                       Commission file number: 000-50015

                            TierOne Corporation
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Wisconsin                                        04-3638672
----------------------------------------                ---------------------
   (State or Other Jurisdiction of                         (I.R.S. Employer
   of Incorporation or Organization)                     Identification No.)

           1235 "N" Street
          Lincoln, Nebraska                                    68508
----------------------------------------                ---------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                  (402) 475-0521
               ----------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).        Yes X   No
                                                      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 8, 2002, a total of 22,575,075 shares of the Registrant's common stock were issued and outstanding.



                        PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and
Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

                                                                        Page
                                                                        ----

Item 1 - Financial Statements..........................................    3

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk....   28

Item 4 - Controls and Procedures.......................................   28

                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.............................................   28

Item 2 - Changes in Securities and Use of Proceeds.....................   28

Item 3 - Defaults Upon Senior Securities...............................   29

Item 4 - Submission of Matters to a Vote of Security Holders...........   29

Item 5 - Other Information.............................................   29

Item 6 - Exhibits and Reports on Form 8-K..............................   29

Signatures.............................................................   31






                  TierOne Bank and Subsidiaries
         Consolidated Statements of Financial Condition
      September 30, 2002 (Unaudited) and December 31, 2001
                     (dollars in thousands)




                                        September 30,          December 31,
                                            2002                  2001
                                        -------------          ------------
                                        (unaudited)             (audited)
Assets
Cash and due from banks                  $    29,043          $    24,141
Federal funds sold                            42,000               10,300
                                         -----------          -----------
    Total cash and cash equivalents           71,043               34,441
Investment securities:
  Held-to-maturity                               160                  221
  Available-for-sale                          68,346               90,811
Loans receivable, net                      1,592,809            1,379,066
Loans held for sale                           37,064               14,373
Accrued interest receivable                    8,019                7,834
Federal Home Loan Bank stock                  19,630               14,836
Premises and equipment                        24,932               18,201
Other assets                                  15,460               10,230
                                         -----------          -----------
    Total assets                         $ 1,837,463          $ 1,570,013
                                         ===========          ===========
Liabilities and Retained Earnings
Liabilities:
  Deposits                               $ 1,168,810          $ 1,096,242
  Advances from Federal Home Loan
   Bank and other borrowings                 276,999              303,315
  Advances from borrowers for taxes
   and insurance                              16,633               15,535
  Accrued interest payable                     5,493                8,734
  Stock subscription proceeds                213,333                   --
  Accrued expenses and other
   liabilities                                21,823               24,432
                                         -----------          -----------
    Total liabilities                      1,703,091            1,448,258
                                         -----------          -----------
Retained earnings:
  Retained earnings, subject
   to certain restrictions                   134,626              121,678
  Cumulative other comprehensive
   income (loss), net                           (254)                  77
                                         -----------          -----------
    Total retained earnings                  134,372              121,755
Commitments and contingent liabilities
    Total liabilities and retained
     earnings                            $ 1,837,463          $ 1,570,013
                                         ===========          ===========

See accompanying notes to consolidated financial statements.

                       TierOne Bank and Subsidiaries
                     Consolidated Statements of Income
                          (dollars in thousands)




                                            For the Three Months Ended    For the Nine Months Ended
                                                   September 30,                September 30,
                                            --------------------------    -------------------------
                                                 2002         2001            2002         2001
                                            ------------- ------------    ------------ ------------
                                                                   (unaudited)
Interest income:
  Loans receivable                                $25,329      $23,653         $72,480      $70,666
  Investment securities                             1,095        1,993           3,778        7,052
  Other interest-earning assets                       118          435             325        1,164
                                                  -------      -------         -------      -------
     Total interest income                         26,542       26,081          76,583       78,882
                                                  -------      -------         -------      -------
Interest expense:
  Deposits                                          7,941       11,114          23,963       37,937
  Advances from Federal Home Loan Bank
   and other borrowings                             3,323        2,567           9,347        6,988
                                                  -------      -------         -------      -------
     Total interest expense                        11,264       13,681          33,310       44,925
                                                  -------      -------         -------      -------
     Net interest income                           15,278       12,400          43,273       33,957
Provision for loan losses                           1,262          953           2,469        1,893
                                                  -------      -------         -------      -------
     Net interest income after provision
      for loan losses                              14,016       11,447          40,804       32,064
                                                  -------      -------         -------      -------
Other income:
  Fees and service charges                          2,279        2,007           6,218        5,109
  Mortgage servicing rights impairment             (1,160)         (50)         (1,620)         (50)
  Income from real estate operations, net             224          137             583          401
  Other operating income                              761          398           1,893        1,563
  Net gain (loss) on sales of:
   Investments                                         --            5              --           --
   Loans held for sale                                806          511           2,120        1,247
   Real estate owned                                    4           (1)              3            8
                                                  -------      -------         -------      -------
     Total other income                             2,914        3,007           9,197        8,278
                                                  -------      -------         -------      -------
Other expense:
  Salaries and employee benefits                    5,640        5,121          16,127       14,546
  Occupancy, net                                    1,393        1,629           4,297        4,223
  Data processing                                     358          344           1,070        1,031
  Advertising                                         848          486           2,737        1,344
  Legal services                                      107          149             259          544
  Other operating expense                           1,687        1,418           5,253        4,292
                                                  -------      -------         -------      -------
     Total other expense                           10,033        9,147          29,743       25,980
                                                  -------      -------         -------      -------
     Income before income taxes                     6,897        5,307          20,258       14,362
Income tax expense                                  2,487        1,899           7,310        5,114
                                                  -------      -------         -------      -------
     Net income                                   $ 4,410      $ 3,408         $12,948      $ 9,248
                                                  =======      =======         =======      =======

See accompanying notes to consolidated financial statements.

                      TierOne Bank and Subsidiaries
Consolidated Statements of Changes in Retained Earnings and Comprehensive Income
              Nine Months Ended September 30, 2002  (Unaudited) and
                      Year Ended December 31, 2001
                         (dollars in thousands)


                                                           Cumulative other
                                                           comprehensive        Total retained
                                     Retained earnings     income (loss)        earnings
                                     -----------------     ----------------     --------------
Balance at December 31, 2000                  $108,636               $ (764)         $ 107,872
                                              --------               ------          ---------
Comprehensive income:
Net income                                      13,042                   --             13,042
Change in unrealized loss on
 available-for-sale securities, net                 --                  841                841
                                              --------               ------          ---------
Total comprehensive income                      13,042                  841             13,883
                                              --------               ------          ---------
Balance at December 31, 2001                   121,678                   77            121,755
                                              --------               ------          ---------
Comprehensive income:
Net income                                      12,948                   --             12,948
Change in unrealized gain on
 available-for-sale securities, net                 --                 (331)              (331)
                                              --------               ------          ---------
Total comprehensive income (loss)               12,948                 (331)            12,617
                                              --------               ------          ---------
Balance at September 30, 2002                 $134,626               $ (254)         $ 134,372
                                              ========               ======          =========










See accompanying notes to consolidated financial statements.

                    TierOne Bank and Subsidiaries
                Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2002 and 2001
                       (dollars in thousands)


                                                            September 30,
                                                      -------------------------
                                                          2002         2001
                                                      ------------ ------------
                                                             (unaudited)


Cash flows from operating activities:
 Reconciliation of net income to cash provided by
  (used in) operating activities:
   Net income                                              $12,948       $9,248
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Amortization of investment and mortgage-backed
     securities, net                                           236           23
    Depreciation and amortization                            1,678        1,595
    Amortization on loans receivable, net                      229           43
    Deferred income tax benefit                               (654)        (511)
    Provision for loan losses                                2,469        1,893
    Proceeds from sales of loans held for sale             277,491      214,120
    Originations and purchases of loans held for sale     (298,062)    (223,311)
    Net (gain) loss on sales of:
      Loans receivable held for sale                        (2,120)      (1,247)
      Real estate owned and held for investment                 (8)          (8)
      Premises and equipment                                  (206)          36
    Changes in certain assets and liabilities:
      Accrued interest receivable                             (185)        (849)
      Other assets                                          (4,331)      (2,303)
      Accrued interest payable                              (3,241)      (4,179)
      Accrued expenses and other liabilities                (2,609)       6,248
                                                           -------      -------

         Total adjustments                                 (29,313)      (8,450)
                                                           -------      -------

         Net cash provided by (used in) operating
          activities                                       (16,365)         798
                                                           -------      -------
Cash flows from investing activities:
 Purchase of investment securities:
   Held-to-maturity                                            (27)          (8)
   Available-for-sale                                      (67,759)     (75,377)
 Proceeds from maturity of investment securities,
    available-for-sale                                      67,554       81,500



See accompanying notes to consolidated financial statements.

                            TierOne Bank and Subsidiaries
                   Consolidated Statements of Cash Flows (continued)
                      Nine Months Ended September 30, 2002 and 2001
                                (dollars in thousands)


                                                                 September 30,
                                                           -------------------------
                                                               2002         2001
                                                           ------------ ------------
                                                                  (unaudited)
Proceeds from principal repayments of investment and
 mortgage-backed securities                                      22,013       23,055
Increase in loans receivable                                   (217,401)    (154,836)
Proceeds from sale of real estate owned and held for
 investment                                                         886        1,232
Additions to premises and equipment                              (8,596)      (1,914)
Proceeds from sale of premises and equipment                        408           --
Sale of Federal Home Loan Bank stock                              3,102        5,138
Purchase of Federal Home Loan Bank stock                         (7,896)      (2,214)
                                                                -------      -------
   Net cash used in investing activities                       (207,716)    (123,424)
                                                                -------      -------
Cash flows from financing activities:
 Net increase in deposits                                        72,568       38,502
 Net increase (decrease) in advances from borrowers for
  taxes and insurance                                             1,098         (760)
 Proceeds from Federal Home Loan Bank long-term advances         50,000       80,000
 Repayment of Federal Home Loan Bank long-term advances             (16)         (16)
 Net paydowns on Federal Home Loan Bank line of credit
  and Federal Home Loan Bank short-term advances                (76,300)      (7,700)
 Proceeds from stock subscription                               213,333           --
                                                                -------      -------
   Net cash provided by financing activities                    260,683      110,026
                                                                -------      -------
   Net increase (decrease) in cash and cash equivalents          36,602      (12,600)

Cash and cash equivalents at beginning of period                 34,441       30,779
                                                                -------      -------
Cash and cash equivalents at end of period                      $71,043      $18,179
                                                                =======      =======
Supplemental disclosure of cash flow information - cash
 paid during the period for:
   Interest                                                     $36,551      $49,104
                                                                =======      =======
   Income taxes, net of refunds                                 $ 7,734      $ 3,242
                                                                =======      =======
Supplemental schedules of noncash investing activities
 transfers from loans to real estate owned and other
 assets through foreclosure                                     $   949      $   711
                                                                =======      =======

See accompanying notes to consolidated financial statements.

                       TierOne Bank and Subsidiaries
                 Notes to Consolidated Financial Statements
                                (unaudited)

1.   Basis of Presentation

     On April 3, 2002, TierOne Bank (the "Bank") (formerly known as First Federal Lincoln Bank) incorporated TierOne Corporation, a Wisconsin corporation (the "Company" or "registrant") to facilitate the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). The Conversion was completed on October 1, 2002, at which time the Company became the holding company for the Bank and issued 22,575,075 shares of its common stock to members of the general public, the Company's employee stock ownership plan and to certain directors, officers and employees of the Company and the Bank. Included in such amount were 500,000 shares contributed to the TierOne Charitable Foundation. The Company owns all the outstanding common stock of the Bank.
As of September 30, 2002, the registrant was in organization and had engaged in no operations at that date; accordingly, no financial statements of the Company have been included herein.

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

     The accompanying unaudited consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's prospectus dated August 12, 2002.

                                     TierOne Bank and Subsidiaries
                               Notes to Consolidated Financial Statements
                                             (unaudited)

3.   Investment Securities

Investment securities at September 30, 2002 and December 31, 2001 are summarized below:

                                                             Gross Unrealized
                                                       -----------------------------
                                          Amortized
        September 30, 2002                  Cost          Gain               Loss         Fair Value
-----------------------------------       ---------    ----------         ----------     ------------
                                                          (dollars in thousands)
                                                               (unaudited)
Held to Maturity:

  Municipal obligations                     $   160          $ --             $   --          $   160

Available for Sale:

  Mortgage-backed securities                 43,541           645                 39           44,147

  U.S. government agency obligations          7,983            26                 --            8,009

  Corporate securities                       11,213            --              1,023           10,190

  Mutual fund                                 6,000            --                 --            6,000
                                            -------          ----             ------          -------
                                            $68,897          $671             $1,062          $68,506
                                            =======          ====             ======          =======


                                                             Gross Unrealized
                                                       -----------------------------
                                          Amortized
        December 31, 2001                   Cost          Gain               Loss         Fair Value
-----------------------------------       ---------    ----------         ----------     ------------
                                                          (dollars in thousands)
                                                                 (audited)
Held to Maturity:

  Municipal obligations                     $   221          $ --             $   --          $   221

Available for Sale:

  Mortgage-backed securities                 45,788           528                 29           46,287

  U.S. government agency obligations         26,691            --                 --           26,691

  Corporate securities                       12,214            --                381           11,833

  Mutual fund                                 6,000            --                 --            6,000
                                            -------          ----             ------          -------
                                            $90,914          $528             $  410          $91,032
                                            =======          ====             ======          =======


                                     TierOne Bank and Subsidiaries
                               Notes to Consolidated Financial Statements
                                             (unaudited)

4.   Loan Portfolio Composition

     Loans receivable at September 30, 2002 and December 31, 2001 are summarized below.

                                            September 30, 2002              December 31, 2001
                                       -----------------------------    ----------------------------
                                           Amount               %           Amount              %
                                       --------------    -----------    --------------    ----------
                                                             (dollars in thousands)

                                                  (unaudited)                      (audited)
Real estate loans:
 One- to four-family residential(1)        $  544,813          30.94%       $  502,502         33.13%
 Multi-family residential                      68,008           3.86            74,209          4.89
 Commercial real estate and land              341,335          19.38           258,277         17.03
 Residential construction                     144,851           8.23           113,300          7.47
 Commercial construction                      129,084           7.33            95,614          6.30
                                           ----------         ------        ----------        ------
   Total real estate loans                  1,228,091          69.74         1,043,902         68.82
                                           ----------         ------        ----------        ------
Commercial business                            21,375           1.21            12,193          0.80
Warehouse mortgage lines of credit            225,236          12.79           224,067         14.77
Consumer loans:
 Home equity                                   41,092           2.33            45,398          2.99
 Home equity line of credit                    90,648           5.15            61,839          4.08
 Home improvement                              82,841           4.70            76,555          5.05
 Automobile                                    59,331           3.37            42,547          2.80
 Other                                         12,511           0.71            10,486          0.69
                                           ----------         ------        ----------        ------
   Total consumer loans                       286,423          16.26           236,825         15.61
                                           ----------         ------        ----------        ------
     Total loans                            1,761,125         100.00%        1,516,987        100.00%
                                           ----------         ======        ----------        ======
Less:
 Unearned premiums and discounts                2,253                              558
 Discounts on loans acquired through merger      (196)                            (270)
 Undisbursed portion of construction and
  land loans in process                      (117,615)                        (109,852)
 Deferred loan fees                              (540)                            (520)
 Allowance for loan losses                    (15,154)                         (13,464)
                                           ----------                       ----------
   Net loans (1)                           $1,629,873                       $1,393,439
                                           ==========                       ==========

______________________
(1) Includes loans held for sale of $37.1 million and $14.4 million at September 30, 2002 and December 31, 2001, respectively.

                       TierOne Bank and Subsidiaries
                  Notes to Consolidated Financial Statements
                              (unaudited)


     The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.


                                                 At or For the Nine Months
                                                    Ended September 30,
                                                 -------------------------
                                                     2002         2001
                                                 ------------ ------------
                                                   (dollars in thousands)

Allowance for loan losses, beginning
  of period                                           $13,464      $ 9,947
Provision for loan losses                               2,469        1,893
Charge-offs                                              (839)        (361)
Recoveries on loans previously
  charged off                                              60           10
                                                      -------      -------
Allowance for loan losses, end of period              $15,154      $11,489
                                                      =======      =======
Allowance for loan losses as a percent
  of total loans receivable (1)                          0.92%        0.88%
                                                      =======      =======


(1) Total loans receivable consists of loans receivable, including loans held for sale, less undisbursed loan funds, deferred loan fees and unamortized premiums and discounts.














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


                                       September 30, 2002    December 31, 2001
                                       ------------------    -----------------
                                               (dollars in thousands)
                                           (unaudited)           (audited)
Non-accruing loans:
 One- to four-family residential                   $2,625               $  898
 Multi-family residential                              --                   --
 Commercial real estate and land                       --                   --
 Residential construction                             131                   --
 Commercial construction                               --                   --
 Commercial business                                   --                   --
 Warehouse mortgage lines of credit                    --                   --
 Consumer                                             552                  767
                                                   ------               ------
 Total non-accruing loans                           3,308                1,665
 Real estate owned, net (1)                           248                  168
                                                   ------               ------
   Total non-performing assets                      3,556                1,833
Troubled debt restructurings                          210                  345
                                                   ------               ------
Total non-performing assets and troubled debt
 restructurings                                    $3,766               $2,178
                                                   ======               ======
Allowance for loan losses as a percent of non-
 performing loans                                  458.10%              808.65%
                                                   ======               ======
Non-performing loans as percent of total loans
 receivable (2)                                      0.20%                0.12%
                                                   ======               ======
Non-performing assets as a percent of total
 assets                                              0.19%                0.12%
                                                   ======               ======
Allowance for loan losses as a percent of
 total loans receivable (2)                          0.92%                0.96%
                                                   ======               ======
______________________

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

(2) Total loans receivable consists of loans receivable, including loans held for sale, less undisbursed loan funds, deferred loan fees and unamortized premiums and discounts.

                      TierOne Bank and Subsidiaries
                 Notes to Consolidated Financial Statements
                              (unaudited)


5.   Mortgage Servicing Rights

Mortgage servicing rights are included in the Consolidated Statements of Financial Condition under the caption "Other Assets." The activity of mortgage servicing rights is summarized as follows for the following periods:


                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   ------------------       -----------------
                                   2002          2001       2002         2001
                                   ----          ----       ----         ----
                                             (dollars in thousands)

Beginning balance                  $5,664      $2,424       $4,577     $1,101
Mortgage servicing rights
 capitalized                        1,333       1,312        3,480      3,047
Amortization expense                 (607)       (216)      (1,207)      (628)
                                   ------      ------       ------     ------
                                    6,390       3,520        6,850      3,520
Valuation adjustment               (1,160)        (50)      (1,620)       (50)
                                   ------      ------       ------     ------
Ending balance                     $5,230      $3,470       $5,230     $3,470
                                   ======      ======       ======     ======

   The activity of the valuation allowances on mortgage servicing rights is summarized as follows for the following periods:


                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   ------------------       -----------------
                                   2002          2001       2002         2001
                                   ----          ----       ----         ----
                                             (dollars in thousands)

Beginning balance                $  810        $   --     $  350       $   --
Amounts charged to operations     1,160            50      1,620           50
                                 ------        ------     ------       ------
Ending balance                   $1,970        $   50     $1,970       $   50
                                 ======        ======     ======       ======

   The estimated fair value of the Bank's mortgage servicing rights at September 30, 2002 totaled approximately $5.2 million on a balance of $592.9 million of serviced loans at such date.

   The following table compares the key assumptions used in measuring the fair values of mortgage servicing rights for the periods presented:

                                       September 30, 2002   December 31, 2001
                                       ------------------   -----------------
                                               (dollars in thousands)
Fair value                                      $5,230              $5,069
Prepayment speed                             11.1% - 46.1%        8.7% - 37.8%
Weighted average prepayment speed                 29.7%               14.0%
Discount rate                                 9.0% - 15.0%       10.5% - 15.0%

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

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of Statement No. 145 is not expected to have a material effect on our financial position or results of operation.

     In October 2002, the FASB issued Statement No. 147, "Acquisition of Certain Financial Institutions," which amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement No. 72 to recognize

                      TierOne Bank and Subsidiaries
                Notes to Consolidated Financial Statements
                              (unaudited)

any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include within its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used. The adoption of Statement No. 147 is not expected to have a material effect on our financial position or results of operations.



















                      TierOne Bank and Subsidiaries
         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Bank, which is a wholly owned subsidiary of the Company as a result of the completion of the Bank's conversion to stock form, is a $1.8 billion federally chartered savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers a wide variety of full-service consumer and commercial banking products and services to customers through a geographically diverse network of 58 offices in Nebraska, Iowa and Kansas. Leading products offered include residential and commercial real estate financing, consumer, construction and business loans and lines of credit, consumer and business checking and savings plans, investment and insurance services, and telephone and Internet banking access.

     The Company was formed by the Bank in connection with the Bank's conversion and as of September 30, 2002, had not yet commenced operations. The Company's results of operations initially will be primarily dependent on the results of the Bank, which became a wholly owned subsidiary of the Company upon completion of the conversion on October 1, 2002. The Bank's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses, loan sale activities and loan servicing. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Forward-Looking Statements

     This Form 10-Q contains forward-looking statements, which can be identified by the use of such words as "estimate, "project, "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions. These forward-looking statements include: statements of our goals, intentions and expectations; statements regarding our prospects and business strategy; statements regarding our asset quality and market risk; and estimates of future costs, benefits and results. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events: changes in demand for loans, deposits and other financial services in our market area; changes in interest rates; changes in general economic conditions; changes in the monetary and fiscal policies of the U.S. Government; legislative or regulatory changes that adversely affect our business; changes in our asset quality; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the FASB; and changes in our organization, compensation and benefit plans. Because of these and other uncertainties, our actual future results may be materially different from

                      TierOne Bank and Subsidiaries
         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


the results indicated by these forward-looking statements. We have no obligation to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.

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

















                      TierOne Bank and Subsidiaries
         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


Comparison of Financial Condition at September 30, 2002 and December 31, 2001

     Our total assets were $1.8 billion at September 30, 2002, a $267.5 million, or 17.0%, increase from December 31, 2001. A decrease in investment securities available for sale was substantially offset by increases in cash and cash equivalents and net loans receivable (including loans held for sale). Our available-for-sale investment securities amounted to $68.3 million at September 30, 2002, a $22.5 million decrease from December 31, 2001 primarily due to a $18.7 million or 70.0% decline in U.S. government agency obligations to $8.0 million. During the nine months ended September 30, 2002, we purchased $67.8 million in investment securities which were partially offset by the maturing of an aggregate of $67.6 million of securities. Cash and cash equivalents totaled $71.0 million at September 30, 2002, a $36.6 million increase from December 31, 2001 and our net loan portfolio, including loans held for sale, totaled $1.6 billion at September 30, 2002, a $236.4 million increase compared to December 31, 2001. The composition of the loan portfolio continued to change reflecting our emphasis on originating or purchasing commercial real estate, construction and consumer loans. As a result, commercial real estate and land, construction (both commercial and residential) and consumer loans increased by $83.1 million, $65.0 million and $49.6 million, respectively, at September 30, 2002 as compared to December 31, 2001. During the nine months ended September 30, 2002, we purchased for portfolio retention a total of $378.0 million of loans, including $160.5 million of adjustable-rate single-family residential loans, $67.0 million of commercial real estate and land loans, $82.5 million of construction loans and $68.0 million of consumer loans. A substantial portion of the commercial real estate and land loans purchased during this period consisted of our purchase of 75% to 95% participation interests in loans originated by two financial institutions headquartered in the State of Washington with the underlying collateral located in several states.

     Our total deposits increased by $72.6 million to $1.2 billion during the nine months ended September 30, 2002 as we continued our efforts to increase the level of our core deposits, especially checking accounts. At September 30, 2002, our interest-bearing and non-interest-bearing checking accounts amounted to $323.3 million in the aggregate, a $71.4 million, or 28.3%, increase from the aggregate amount at December 31, 2001. In addition, during the nine-month period ended September 30, 2002, our total certificates of deposit declined to $534.6 million at September 30, 2002 compared to $535.3 million at December 31, 2001. Our FHLB advances and other borrowings amounted to $277.0 million at September 30, 2002 compared to $303.3 million at December 31, 2001.

     Our total retained earnings increased by $12.6 million to $134.4 million at September 30, 2002 compared to $121.8 million at December 31, 2001 primarily reflecting $12.9 million in net income earned for the nine months ended September 30, 2002.


                      TierOne Bank and Subsidiaries
         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


Comparison of Operating Results for the Three and Nine Months Ended September 30, 2002 and 2001

     General. Our net income increased by $1.0 million, or 29.4%, to $4.4 million for the three months ended September 30, 2002 compared to $3.4 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, our net income increased by $3.7 million, or 40.0%, to $12.9 million compared to $9.2 million for the same period in 2001. Our net income increased during 2002 due primarily to greater declines in our cost of funds than the yield on our interest-earning assets which resulted in an improved net interest income. Our average interest rate spread increased to 3.34% for the quarter ended September 30, 2002 compared to 3.19% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, our average interest rate spread was 3.36% as compared to 2.85% for the same period in 2001. Our net interest margin improved to 3.76% and 3.75% for the three and nine months ended September 30, 2002, respectively, compared to 3.56% and 3.30% for the three and nine months ended September 30, 2001, respectively. Our ratio of average interest-earning assets to average interest-bearing liabilities increased to 115.31% and 113.55% for the three and nine month periods ended September 30, 2002, respectively, compared to 109.46% and 110.11% for the same periods in 2001. The improvement in the average interest rate spread and net interest margin during 2002 reflected both the effects of the decline in our cost of funds as a result of the low-interest rate environment which exceeded the decline in the yields earned on our interest-earning assets as well as the continued growth of the loan portfolio.

     As previously disclosed, the Company formed the TierOne Charitable Foundation in connection with the Conversion. The Company contributed 500,000 shares of common stock on October 1, 2002. As a consequence, the Company will record a charge of $5.0 million ($3.2 million net of taxes) which will substantially reduce our net income for the fourth quarter of fiscal 2002.

     Interest Income. Our total interest income for the three months ended September 30, 2002 was $26.5 million compared to $26.1 million for the three months ended September 30, 2001 while for the nine month periods ended September 30, 2002 and 2001, our total interest income amounted to $76.6 million and $78.9 million, respectively. Total interest income during the three months ended September 30, 2002 increased due to the increase in the average balance of interest-earning assets, primarily loans, partially offset by a decline in the average yield. The average balance of loans during the three months ended September 30, 2002 and 2001 was $1.5 billion and $1.2 billion, respectively. The primary reason for the decrease in total interest income during the nine months ended September 30, 2002 was the decline in market rates of interest throughout 2001 partially offset by the growth in the loan portfolio. The average yield earned on net loans receivable was 6.73% for the three months ended September 30, 2002 compared to 7.78% for the three months ended September 30, 2001 and was 6.85% for the nine months ended September 30, 2002 as compared to 7.90% for the same period in 2001. Average yields also were lower on our investment securities and mortgage-backed securities during the three months and the nine months ended September 30, 2002 compared to the same periods in 2001.

                      TierOne Bank and Subsidiaries
         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

     Interest Expense. Our total interest expense for the three and nine months ended September 30, 2002 was $11.3 million and $33.3 million, respectively, compared to $13.7 million and $44.9 million for the three months and nine months ended September 30, 2001, respectively. The primary reason for the decrease in our interest expense during 2002 was a reduction in the average rate on deposits to 2.86% and 2.93% during the three and nine months ended September 30, 2002, respectively, compared to 4.14% and 4.74% during the same periods in 2001 combined with the continued emphasis on increasing the amount of core deposits. The average rate on our certificates of deposit was 3.99% and 4.01% for the three months and the nine months ended September 30, 2002, respectively, compared to 5.25% and 5.84% for the same periods in 2001. The average rates on our interest-bearing checking accounts, money market accounts and savings accounts also declined during the 2002 periods compared to the same periods in 2001. Interest expense on FHLB advances and other borrowings increased by $756,000 and $2.4 million during the three and nine months ended September 30, 2002 compared to the same periods in 2001 as a result of a higher average balance of borrowings in 2002 which more than offset a reduction in the average rate paid. The average balance of borrowings increased in 2002 as the Bank continued to fund loan growth in part through borrowings in connection with the implementation of its business plan.















                       TierOne Bank and Subsidiaries
         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

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


                                                                    Three Months Ended September 30,
                                              -----------------------------------------------------------------------
                                                         2002                                          2001
                                              -------------------------------       ---------------------------------
                                              Average                Average        Average                 Average
                                              Balance    Interest  Yield/Rate       Balance      Interest  Yield/Rate
                                              -------    --------  ----------       -------      --------  ----------
                                                                   (dollars in thousands)
Interest-earning assets:
 Federal funds sold                        $   26,430     $   113        1.71%   $   46,113      $    430        3.73%
 Investment securities                         57,612         628        4.36        65,594         1,083        6.60
 Mortgage-backed securities                    35,258         472        5.35        64,084           915        5.71
 Loans receivable                           1,504,440      25,329        6.73     1,216,714        23,653        7.78
                                           ----------     -------                ----------      --------
 Total interest-earning assets              1,623,740      26,542        6.54%    1,392,505        26,081        7.49%
                                                          -------      ------                    --------      ------
Non-interest-earning assets                    56,261                                52,469
                                           ----------                            ----------
 Total assets                              $1,680,001                            $1,444,974
                                           ==========                            ==========
Interest-bearing liabilities:
 Interest-bearing checking accounts        $  283,773     $ 1,223        1.72%   $  187,408      $  1,188        2.54%
 Regular savings accounts                      15,626          50        1.28        11,844            46        1.55
 Money market accounts                        286,073       1,418        1.98       304,751         2,391        3.14
 Certificate accounts                         525,944       5,250        3.99       570,463         7,489        5.25
                                           ----------     -------                ----------      --------
    Total interest-bearing deposits         1,111,416       7,941        2.86     1,074,466        11,114        4.14
 FHLB advances and other borrowings           296,786       3,323        4.48       197,657         2,567        5.19
                                           ----------     -------                ----------      --------
    Total interest-bearing liabilities      1,408,202      11,264        3.20     1,272,123        13,681        4.30
                                                          -------      ------                    --------      ------
 Non-interest-bearing accounts                 31,293                                24,796
Other liabilities                             107,998                                31,609
                                           ----------                            ----------
    Total liabilities                       1,547,493                             1,328,528
Retained earnings                             132,508                               116,446
                                           ----------                            ----------
  Total liabilities and retained earnings  $1,680,001                            $1,444,974
                                           ==========                            ==========
Net interest-earning assets                $  215,538                            $  120,382
                                           ==========                            ==========
Net interest income; average interest
 rate spread                                              $15,278        3.34%                   $ 12,400        3.19%
                                                          =======      ======                    ========      ======
Net interest margin                                                      3.76%                                   3.56%
                                                                       ======                                  ======
Average interest-earning assets to
 average interest-bearing liabilities                                  115.31%                                 109.46%
                                                                       ======                                  ======


                       TierOne Bank and Subsidiaries
         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


                                                                    Nine Months Ended September 30,
                                              -----------------------------------------------------------------------
                                                         2002                                          2001
                                              -------------------------------       ---------------------------------
                                              Average                Average        Average                 Average
                                              Balance    Interest  Yield/Rate       Balance      Interest  Yield/Rate
                                              -------    --------  ----------       -------      --------  ----------
                                                                   (dollars in thousands)
Interest-earning assets:
 Federal funds sold                        $   24,006     $   310      1.72%     $   36,982      $  1,143        4.12%
 Investment securities                         67,639       2,254      4.44          78,889         4,065        6.87
 Mortgage-backed securities                    36,728       1,539      5.59          64,865         3,008        6.18
 Loans receivable                           1,410,569      72,480      6.85       1,193,255        70,666        7.90
                                           ----------     -------                ----------       -------
Total interest-earning assets               1,538,942      76,583      6.64%      1,373,991        78,882        7.65%
                                                          -------    ------                       -------      ------
Non-interest-earning assets                    52,137                                42,709
                                           ----------                            ----------
 Total assets                              $1,591,079                            $1,416,700
                                           ==========                            ==========
Interest-bearing liabilities:
 Interest-bearing checking accounts          $264,046      $3,627      1.83%       $166,924        $3,663        2.93%
 Regular savings accounts                      14,580         140      1.28          10,948           129        1.57
 Money market accounts                        287,419       4,391      2.04         308,096         8,737        3.78
 Certificate accounts                         525,283      15,805      4.01         580,357        25,408        5.84
                                           ----------     -------                ----------       -------
Total interest-bearing deposits             1,091,328      23,963      2.93       1,066,325        37,937        4.74
FHLB advances and other borrowings            263,964       9,347      4.72         181,458         6,988        5.13
                                           ----------     -------                ----------       -------
Total interest-bearing liabilities          1,355,292      33,310      3.28       1,247,783        44,925        4.80
                                                          -------    ------                       -------      ------
Non-interest-bearing accounts                  28,608                                21,777
Other liabilities                              79,090                                34,054
                                           ----------                            ----------
 Total liabilities                          1,462,990                             1,303,614
Retained earnings                             128,089                               113,086
                                           ----------                            ----------
Total liabilities and retained earnings    $1,591,079                            $1,416,700
                                           ==========                            ==========
Net interest earning assets                $  183,650                            $  126,208
                                           ==========                            ==========
Net interest income; average interest
 rate spread                                              $43,273      3.36%                      $33,957        2.85%
                                                          =======    ======                       =======      ======
Net interest margin                                                    3.75%                                     3.30%
                                                                     ======                                    ======
Average interest-earning assets to
 average interest-bearing liabilities                                113.55%                                   110.11%
                                                                     ======                                    ======


                       TierOne Bank and Subsidiaries
         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


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



                                            Three Months Ended September 30, 2002 vs.   Nine Months Ended September 30, 2002 vs.
                                              Three Months Ended September 30, 2001       Nine Months Ended September 30, 2001
                                            ----------------------------------------    ----------------------------------------
                                            Increase (Decrease)                          Increase (Decrease)
                                                  Due to                                       Due to
                                            -------------------                         --------------------
                                                                  Total Increase                               Total Increase
                                            Rate         Volume     (Decrease)          Rate          Volume     (Decrease)
                                            ----         ------   --------------        ----          ------   --------------
                                                                           (dollars in thousands)

Interest income:
 Federal funds sold                       $ (177)        $ (140)      $ (317)         $ (520)         $ (313)       $ (833)
 Investment securities                      (335)          (120)        (455)         (1,290)           (521)       (1,811)
 Mortgage-backed securities                  (54)          (389)        (443)           (267)         (1,202)       (1,469)
 Loans receivable, net                    (2,190)         3,866        1,676          (4,822)          6,636         1,814
                                          -------        ------       ------          ------          ------        ------
   Total interest-earning assets          (2,756)         3,217          461          (6,899)          4,600        (2,299)
                                          -------        ------       ------          ------          ------        ------
Interest expense:
 Interest-bearing checking accounts          (58)            93           35              65            (101)          (36)
 Savings accounts                             (5)             9            4             (14)             25            11
 Money market accounts                      (834)          (139)        (973)         (3,794)           (552)       (4,346)
 Certificate accounts                     (1,689)          (550)      (2,239)         (7,368)         (2,235)       (9,603)
                                          -------        ------       ------          ------          ------        ------
   Total deposits                         (2,586)          (587)      (3,173)        (11,111)         (2,863)      (13,974)
 FHLB advances and other borrowings         (287)         1,043          756            (508)          2,867         2,359
                                          -------        ------       ------          ------          ------        ------
   Total interest-bearing liabilities     (2,873)           456       (2,417)        (11,619)              4       (11,615)
                                          -------        ------       ------          ------          ------        ------
Increase in net interest income           $  117         $2,761       $2,878          $4,720          $4,596        $9,316
                                          =======        ======       ======          ======          ======        ======


                       TierOne Bank and Subsidiaries
         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations



     Provision for Loan Losses. We made a provision for loan losses of $1.3 million for the three months ended September 30, 2002 compared to $953,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, our provision for loan losses was $2.5 million as compared to $1.9 million for the same period in 2001. Our portfolios of commercial real estate and land loans, construction loans (both residential and commercial), commercial business loans and consumer loans, which generally are deemed to have higher inherent levels of known and inherent losses than single-family residential mortgage loans, due to, among other things, the nature of the collateral, the areas in which the security property is located and the dependency on economic conditions for successful completion or operation of the project, have continued to grow, both in terms of total dollar amounts and as a percentage of our total loan portfolio. Such loans totaled $923.1 million or 52.4% of the total loan portfolio as compared to $716.2 million or 47.2% at December 31, 2001. At September 30, 2002, our total non-performing assets amounted to $3.6 million compared to $1.8 million at December 31, 2001. The increase in non-performing assets was due primarily to a $1.7 million increase in non-accrual single-family residential mortgage loans substantially all of which related to loans we took possession of from a broker participating in our mortgage warehouse line of credit program. During the three and nine months ended September 30, 2002, we charged off an aggregate of $461,000 and $839,000, respectively, of loans, primarily related to consumer loans, and had $34,000 and $60,000, respectively, in recoveries of previous charge-offs.

     Other Income. Our other income decreased by $93,000, or 3.1%, to $2.9 million for the three months ended September 30, 2002 compared to $3.0 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, such income amounted to $9.2 million as compared to $8.3 million for the same period in 2001, an 11.1% increase. The primary reason for the decrease in other income for the three months ended September 30, 2002 was a $1.1 million increase to the valuation allowance on our mortgage servicing rights. We increased our mortgage servicing rights valuation allowance due to increased prepayments in our loan servicing portfolio due to the current low interest rate environment and the likelihood of its continuation. For the nine months ended September 30, 2002, the $919,000 increase in other income over the same period in 2001 reflected a $1.1 million increase in fee and service charges due primarily to the increase in transaction accounts as well as an $873,000 increase in gains on sale of loans, substantially all of which consist of long-term fixed-rate single-family mortgages sold with servicing retained, offset in part by a $1.6 million increase in the valuation allowance on our mortgage servicing rights.

     Other Expense. Our other expense increased by $886,000, or 9.7%, to $10.0 million for the three months ended September 30, 2002 compared to $9.1 million for the three months ended September 30, 2001. The primary reasons for the increase in other expense for the three months ended September 30, 2002 were a $362,000 increase in advertising expense, a $269,000 increase in

                       TierOne Bank and Subsidiaries
         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


other operating expense and a $519,000 increase in salaries and employee benefits due to an increase in the number of staff, increased health insurance costs and normal salary increases. During the nine months ended September 30, 2002, our other expense increased $3.8 million, or 14.5%, to $29.7 million compared to $26.0 million for the same period in 2001 in large part due to expenses incurred in connection with our name change to TierOne Bank in early 2002, the promotion of our "High Performance" checking product line and increased employee salary and benefit expense as previously discussed.

     Income Tax Expense. Our income tax expense increased by $588,000 to $2.5 million and by $2.2 million to $7.3 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The increases in income tax expense in the three-and nine-month periods ended September 30, 2002 over the comparable periods in the prior year primarily reflect the increases in net income.

Liquidity and Commitments

     Our primary sources of funds are from deposits, amortization of loans, loan and investment security prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. TierOne Bank also utilizes outside borrowings, primarily from the FHLBank Topeka (formerly known as the Federal Home Loan Bank of Topeka), as an additional funding source.

     We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2002, we had certificates of deposit maturing within the next 12 months amounting to $372.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

     In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund our liquidity needs. We have increased our utilization of borrowings in recent years as a cost efficient addition to deposits as a source of funds. The average balance of our borrowings was $296.8 million and $264.0 million for the three and nine months ended September 30, 2002, respectively, compared to $197.7 million and $181.5 million for the same periods in 2001. To date, substantially all of our borrowings have consisted of advances from the FHLBank Topeka, of which we are a member.

                       TierOne Bank and Subsidiaries
         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Under terms of the collateral agreement with the FHLBank Topeka, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLBank Topeka as collateral for such advances.

     We have not used, and have no present intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others. At September 30, 2002, the maximum total amount of such recourse was approximately $4.9 million. Based on historical experience, at September 30, 2002, we had established a reserve of $332,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect our liquidity or capital resources. We have not traded, and do not intend to trade, in commodity contracts.

     We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.












                       TierOne Bank and Subsidiaries
         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Selected Operating Ratios

     Set forth below are selected operating ratios of the Bank for the three and nine months ended September 30, 2002.


                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                               ----------------------   ---------------------
                                                 2002          2001       2002         2001
                                               --------      --------   --------     --------
Average yield on interest-earning assets          6.54%          7.49%      6.64%        7.65%
Average rate on interest-bearing liabilities      3.20           4.30       3.28         4.80
Average interest rate spread                      3.34           3.19       3.36         2.85
Net interest margin                               3.76           3.56       3.75         3.30
Average interest-earning assets to average
 interest-bearing liabilities                   115.31         109.46     113.55       110.11
Net interest income after provision for loan
 losses to noninterest expense                  139.70         125.14     137.19       123.42
Total noninterest expense to average assets       2.39           2.53       2.49         2.45
Efficiency ratio                                 55.15          59.37      56.69        61.51
Return on average assets                          1.05           0.94       1.09         0.87
Return on average equity                         13.31          11.71      13.48        10.90
Average equity to average assets                  7.89           8.06       8.05         7.98


Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

     For a discussion of the Bank's asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see "Management's Discussion and Analysis of Financial Condition and Results of Operations How We Manage Our Risks" and "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Prospectus dated August 12, 2002. There has been no material change in the Bank's asset and liability position or the market value of the Bank's equity since March 31, 2002.

Item 4 - Controls and Procedures.

     Our chief executive officer and chief financial officer directly supervised and participated in evaluating the effectiveness of the design and operation of our disclosure controls and procedures (which evaluation was conducted within 90 days of the filing date of this quarterly report) and concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     There are no matters required to be reported under this item. Reference is made to the Bank's ongoing litigation regarding its goodwill claims against the U.S. Government as described in "Business of TierOne Bank Legal Proceedings" in the Company's Prospectus dated August 12, 2002. There is no change in the status of the litigation.

Item 2 - Changes in Securities and Use of Proceeds.

       (a), (b) and (c) Not applicable.

       (d)   Use of Proceeds
             (1) The effective date of the Company's Form S-1 was August 12, 2002; and the Commission file number was 333-85838.
             (2)  The offering commenced on August 22, 2002.
             (3)  Not applicable.
             (4)  (i)    The offering subscription period ended on September
                         12, 2002;
                  (ii)   The name of the managing underwriter: Sandler O'Neill
                         & Partners, L.P.;
                  (iii)  Common stock, par value $.01 per share was registered;
                  (iv)   Amount registered - 22,575,075 shares;
                           Aggregate price of offering amount registered -
                             $225,750,750;
                           Amount sold - 22,075,075 shares; and
                           Aggregate offering price of stock sold -
                             $220,750,750;
                  (v)    Expenses of the offering which were direct or indirect
                           payments to others:
                           Estimated expenses paid to or for the underwriter -
                             $2,226,023;
                           Estimated other expenses - $2,187,767; and Estimated total expenses - $4,413,790;
                  (vi)   Estimated net offering proceeds - $216,336,960; and
                  (vii)  Direct or indirect payments to others - None.

Item 3 - Defaults Upon Senior Securities.

    There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders.

    There are no matters required to be reported under this item.

Item 5 - Other Information.

    There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K.

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

__________________

* Incorporated by reference from the Company's Registration Statement on Form S-1, filed on April 3, 2002, as amended, and declared effective on August 12, 2002 (File No. 333-85838).

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2002.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TIERONE CORPORATION



Date: November 14, 2002              By: /s/ Gilbert G. Lundstrom
                                        -----------------------------------
                                        Gilbert G. Lundstrom
                                        Chairman of the Board and
                                          Chief Executive Officer



Date: November 14, 2002              By: /s/ Eugene B. Witkowicz
                                        -----------------------------------
                                        Eugene B. Witkowicz
                                        Executive Vice President and
                                          Chief Financial Officer















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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                  /s/ Gilbert G. Lundstrom
                                         -----------------------------------
                                         Gilbert G. Lundstrom
                                         Chairman of the Board and Chief
                                           Executive Officer















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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                  /s/ Eugene B. Witkowicz
                                         -----------------------------------
                                         Eugene B. Witkowicz
                                         Executive Vice President
                                           and Chief Financial Officer


























