Form 10-K
period 2002-12-31
TIERONE CORP
filed 2003-03-28
CIK 1170605

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-50015

                               TIERONE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Wisconsin                                       04-3638672
---------------------------------                       ----------------------
   (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

           1235 "N" Street
          Lincoln, Nebraska                                     68508
---------------------------------------                 ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (402) 475-0521

                          Common Stock, $.01 par value
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

The aggregate market value of the 22,056,555 shares of the Registrant's Common Stock held by non-affiliates (22,575,075 shares outstanding less 518,520 shares held by affiliates), based upon the closing price of $14.00 for the Common Stock on October 2, 2002, the date the Registrant's Common Stock commenced trading on the Nasdaq Stock Market, was approximately $308.8 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 31, 2003: 22,575,075

                       DOCUMENTS INCORPORATED BY REFERENCE

      Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Part II, Items 5-8 and Part IV, Item 15 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                                     PART I

Item 1. Business.

General

      TierOne Corporation is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation became the bank holding company for TierOne Bank in connection with the public stock conversion of TierOne Bank in October 2002. TierOne Bank operates from 58 banking offices located in Nebraska, southwest Iowa and northern Kansas and two loan production offices in Colorado. As of December 31, 2002, we had $1.9 billion of total assets, $1.1 billion of deposits and $339.9 million of shareholders' equity. Our shareholders' equity represented 17.5% of total assets as of December 31, 2002.

      As used in this report, unless the context otherwise requires, the terms "we," "us," or "our" refer to TierOne Corporation, a Wisconsin corporation, and its wholly owned subsidiary, TierOne Bank, a federally chartered stock savings bank.

      Our principal business is gathering deposits from the general public in our primary market area surrounding our 58 banking offices and investing those deposits, together with funds generated from operations and borrowings, in loans and investment securities. In the mid-1990s we revised our management strategy and commenced efforts to evolve into a community bank. Highlights of our revised management strategy, which is designed to increase our profitability, include:

o increasing the yield on our loan portfolio and reducing our exposure to interest rate risk while maintaining high credit quality;

o     growing our core deposits and reducing our costs of funds; and

o increasing other income through increased transaction fees, gains on loan sales and fee income from non-traditional products such as annuities and securities.

      In recent years, we have significantly increased our emphasis on commercial real estate and land loans, construction loans, warehouse mortgage lines of credit and consumer loans. These loans typically have higher yields compared to single-family residential mortgage loans and have adjustable rates of interest and/or shorter terms to maturity. At December 31, 2002, our commercial real estate and land loans, construction loans, warehouse mortgage lines of credit and consumer loans amounted to $1.2 billion in the aggregate or 64.1% of our total loan portfolio at such date compared to an aggregate of $928.1 million or 61.2% of our total loan portfolio at December 31, 2001. The remainder of our loan portfolio consisted of one- to four-family residential mortgage loans, multi-family residential mortgage loans and commercial business loans which amounted to $686.5 million, or 35.9% of the total loan portfolio and $588.9 million, or 38.8% of the total loan portfolio, at December 31, 2002 and 2001, respectively.

      We originate loans to customers in Nebraska, Iowa, Kansas and Colorado. However, due to relatively limited demand for certain loan products in our primary market area of Nebraska, southwest Iowa and northern Kansas, we also purchase loans and loan participation interests from financial institutions, loan correspondents and brokers throughout the United States. At December 31, 2002, approximately 60.4% of our loan portfolio was secured by properties or made to individuals located outside our primary market area. We purchase adjustable-rate single-family residential mortgage loans for our portfolio while selling newly originated fixed-rate single-family mortgage loans (with servicing retained). Our loan sales produce non-interest income in the form of gains on sales and loan servicing fees. We also have developed relationships with several financial institutions from which we purchase commercial real estate and construction loans or participation interests in such loans. In addition, we originate warehouse mortgage lines of credit with a number of mortgage brokerage firms located throughout the United States.

      In order to effectively manage our diversifying loan portfolio, we have hired a number of additional loan officers in recent years with experience in construction, commercial real estate, consumer and business lending. We endeavor to ensure that all of our loans, whether originated by us or purchased, are in compliance with our own underwriting standards or standards which are substantially similar to ours.

      In addition to our loan activities, we focus on our deposit products, particularly core deposits such as checking accounts, and the sale of other products such as annuities and securities.

      Our revenues are derived principally from interest on our loans, and to a lesser extent, interest and dividends on our investment and mortgage-backed securities, and non-interest income. Our primary sources of funds are deposits, principal and interest payments on loans, investment securities, mortgage-backed securities, advances from the Federal Home Loan Bank of Topeka and proceeds from the sale of loans.

Forward-Looking Statements

      In the normal course of business, TierOne Corporation, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from potential acquisitions, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. These forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "intend," "in the event of," "may," "plan," "present," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although we believe that the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, the following: competitive pressure among depository and other financial institutions may increase significantly; changes in the interest rate environment may reduce interest margins and net interest income, as well as adversely affect loan originations and sales activities and the value of certain assets, such as investment securities; general economic or business conditions, either nationally or in regions in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; legislation or changes in regulatory requirements, including without limitation, capital requirements, or accounting standards may adversely affect us and the business in which we are engaged; adverse changes may occur in the securities markets; our competitors may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than us; and the growth and profitability of our noninterest income may be less than expected.

      We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report on Form 10-K.

Available Information

      TierOne Corporation is a public company and files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. Our SEC filings are available to the public at the SEC's web site at http://www.sec.gov. Members of the public may also read and copy any document we file at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the Public Reference Room. In addition, our stock is listed for trading on the Nasdaq National Market and trades under the symbol "TONE." You may find additional information regarding TierOne Corporation at www.nasdaq.com. In addition to the foregoing, we maintain a web site at www.tieronebank.com. We make available on our Internet web site copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after we file such material with or furnish such documents to the SEC.

Market Area and Competition

      We are a community-oriented bank offering a variety of financial products and services to meet the needs of the customers we serve. Our deposit gathering is concentrated in the communities surrounding our 58 banking offices located in Nebraska, seven counties in southwest Iowa and two counties in northern Kansas. Although in the past we have invested primarily in residential loans secured by mortgages on properties located in our primary market area, in recent years we have increased our investment in commercial real estate, land and construction loans secured by properties located in other parts of the United States. The five largest concentrations of loans outside our primary market area (excluding warehouse mortgage lines of credit) are New York ($153.7 million or 8.0% of the total loan portfolio, which consists primarily of loans secured by properties in the New York City metropolitan area), California ($104.7 million or 5.5%), Washington State ($70.6 million or 3.7%), Colorado ($67.5 million or 3.5%) and Arizona ($59.2 million or 3.1%). We have also purchased pools aggregating $334.0 of adjustable-rate single-family residential loans in order to increase the interest-rate sensitivity of our loan portfolio.

      Our corporate headquarters is located in Lincoln, Nebraska, which is the state capital and home of the University of Nebraska-Lincoln. The region in which our banking offices are located was once dominated by agriculture, but now consists of a diverse blend of industries, urban centers, and significant corporate investment. The region's population is 1.9 million persons and more than 90% of the individuals in our primary market area live in Nebraska. The region continues to experience a migration from rural communities to the Omaha and Lincoln metropolitan areas, as well as other mid-sized regional growth centers scattered throughout our primary market area. According to the 2000 Census, the median household income in Nebraska was approximately $37,900, while the per capita income was approximately $19,800, in each case more than 45% higher than the amounts at the time of the 1990 Census.

      Even with a modest national slowdown, the state of the Nebraska economy remains relatively resilient despite a growing state budget deficit and a severe drought which has impacted several states throughout the Midwest. Nebraska non-farm employment growth has been relatively consistent and continues to experience modest gains despite more cyclical volatility in the national economy. The trade and government sectors have exhibited the strongest growth and have helped offset recent declines in manufacturing. Unemployment rates in Nebraska have historically been two to three percentage points below national averages. Net taxable retail sales in 2002 continue to grow to record levels but lag previous years' growth rates. Motor vehicle sales, despite a slowdown in the fourth quarter, remained strong during 2002. Sales of existing homes in Nebraska's two leading urban markets (Omaha and Lincoln) remain at or near record levels with major developments of new home construction underway in both communities. Median home values of $109,200 in Omaha at December 31, 2001, the latest available figures, are below national levels of $134,100 and significantly less than the Minneapolis ($118,700), Dallas ($125,700), Denver ($145,400) and Chicago ($158,200) metropolitan areas. Major capital developments along Omaha's riverfront and in Lincoln's downtown area combined with other investment projects scattered throughout the primary market region are expected to contribute to a modest, but growing regional economy for the foreseeable future.

      We expanded our physical presence in late 2002 with the opening of a loan production office in Colorado Springs, Colorado and a second loan production office in early 2003 in the Denver metropolitan area. These offices were established to build upon our growing commercial real estate and construction lending business and were located in metropolitan areas known for economic growth and vitality. The Denver metropolitan area, with a 2000 Census population of nearly 2.6 million people, has grown to become the 19th largest metropolitan area in the United States and ranks among the fastest growing metropolitan areas in the nation. Denver's diverse economy is driven by telecommunications and biomedical technology; two of the city's largest industries, with construction, real estate and retail trade among the fastest growing. Unemployment in metropolitan Denver was 5.5% in 2002 and was nearly identical to national levels. The Colorado Springs metropolitan area, with nearly 517,000 residents, grew more than 30.2% during the 1990's nearly matching Denver's 30.4% growth rate during the same period. While tourism remains one of the leading industries and contributed $1.2 billion in 2002, electronics, high-technology and manufacturing have become major sectors in Colorado Springs' growing economy. The presence of various military installations has provided regional employment stability. Colorado Springs had record average total employment in 2002 with unemployment levels slightly above national levels of nearly 6.0%.

      We face significant competition, both in generating loans as well as in attracting deposits. Our primary market area is highly competitive and we face direct competition from a significant number of financial service providers, many with a state-wide or regional presence and, in some cases, a national presence. In recent years, our market area has experienced continued consolidation of the banking industry as locally based institutions have been acquired by large regional and nationally based financial institutions.

      Many of these financial service providers are significantly larger than us and have greater financial resources. Our competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage-banking companies and insurance companies. Our most direct competition for deposits has historically come from savings associations, commercial banks and credit unions. In addition, we face increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, equity securities, mutual funds and annuities.

Lending Activities

      Loan Portfolio Composition. A significant amount of our loan portfolio continues to consist of first mortgage loans secured by single-family residential properties. At December 31, 2002, our total loans receivable was $1.9 billion, of which $573.2 million or 30.0% consisted of single-family residential mortgage loans. Although the amount of such loans has remained relatively stable (single-family residential loans totaled $502.5 million at December 31, 2001), the percentage of our portfolio accounted for by such loans has declined from 33.1% of our total loan portfolio at December 31, 2001 to 30.0% at December 31, 2002 as we have restructured our loan portfolio as a result of our decision to increase our emphasis on commercial real estate and land, commercial and residential construction and consumer lending as well as warehouse mortgage lines of credit. In furtherance of our goals of increasing the interest-rate sensitivity of the loans in our loan portfolio, we sell essentially all newly originated fixed-rate single-family residential mortgage loans. The emphasis on construction, commercial and multi-family real estate and consumer lending has also allowed us to reduce the weighted average contractual maturity of our loan portfolio. As a result of implementing this strategy, at December 31, 2002, more than 68.8% of our total loan portfolio had contractual maturities of 10 years or less while more than 68.2% of our total loan portfolio had adjustable interest rates.

      As a result of the shift in emphasis, aggregate construction loans (including undisbursed loans in process) have increased from $208.9 million or 13.8% of our total loan portfolio at December 31, 2001 to $299.3 million or 15.7% of our total loan portfolio at December 31, 2002. Our investment in commercial real estate and land loans has also increased, from $258.3 million at December 31, 2001 to $398.1 million at December 31, 2002. We also continued to expand our involvement in providing warehouse mortgage lines of credit to brokers. Such lending increased from $224.1 million or 14.8% of our total loan portfolio at December 31, 2001 to $236.5 million or 12.4% of the total loan portfolio at December 31, 2002. Warehouse mortgage lending advances in the aggregate totaled $4.4 billion in 2002 compared to $3.8 billion in 2001 due to the continued mortgage refinance activity.

      The types of loans that we may purchase and originate are subject to federal and state laws and regulations. The interest rates we charge on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), and legislative tax policies.

      Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

                                                                          December 31
                                        -----------------------------------------------------------------------------
                                                   2002                     2001                          2000
                                        ----------------------      ---------------------      ----------------------
                                           Amount          %          Amount         %           Amount           %
                                        ----------       -----      ----------      -----      ----------       -----
                                                                                     (Dollars in Thousands)
Real estate loans:
   One- to four-family residential(1)   $  573,209       30.00%     $  502,502      33.13%     $  565,441       46.75%
   Multi-family residential                 79,953        4.18          74,209       4.89          67,025        5.54
   Commercial real estate and land         398,076       20.83         258,277      17.03         210,654       17.42
   Residential construction                156,322        8.18         113,300       7.47          77,421        6.40
   Commercial construction                 143,020        7.49          95,614       6.30          46,187        3.82
                                        ----------       -----      ----------      -----      ----------       -----
       Total real estate loans           1,350,580       70.68       1,043,902      68.82         966,728       79.93
                                        ----------       -----      ----------      -----      ----------       -----
Commercial business                         33,375        1.75          12,193       0.80           2,755        0.23
Warehouse mortgage lines of credit         236,492       12.38         224,067      14.77          37,173        3.07
Consumer loans:
   Home equity                              37,522        1.96          45,398       2.99          57,264        4.74
   Home equity line of credit               94,801        4.96          61,839       4.08          38,700        3.20
   Home improvement                         82,081        4.30          76,555       5.05          76,015        6.29
   Automobile                               60,707        3.18          42,547       2.80          22,496        1.86
   Other                                    15,131        0.79          10,486       0.69           8,283        0.68
                                        ----------       -----      ----------      -----      ----------       -----
       Total consumer loans                290,242       15.19         236,825      15.61         202,758       16.77
                                        ----------       -----      ----------      -----      ----------       -----

          Total loans                    1,910,689      100.00%      1,516,987     100.00%      1,209,414      100.00%
                                                        ======                     ======                      ======
Less:
   Unearned premiums and discounts           4,688                         558                         30

   Discounts on loans acquired
       through merger                        (174)                       (270)                      (336)

   Undisbursed portion of
       construction loans in process      (123,331)                   (109,852)                   (70,625)
   Deferred loan fees                         (516)                       (520)                      (462)
   Allowance for loan losses               (17,108)                    (13,464)                    (9,947)
                                        ----------                  ----------                 ----------
         Net loans                      $1,774,248                  $1,393,439                 $1,128,074
                                        ==========                  ==========                 ==========

                                                             December 31
                                            ----------------------------------------------
                                                      1999                   1998
                                            ---------------------     --------------------
                                               Amount         %        Amount          %
                                            ----------     ------     --------       -----
Real estate loans:
   One- to four-family residential(1)       $  552,129      54.06%    $507,586       55.69%
   Multi-family residential                     61,140       5.99       52,278        5.73
   Commercial real estate and land             152,768      14.96      123,475       13.55
   Residential construction                     41,558       4.07       35,086        3.85
   Commercial construction                       6,800       0.66        7,220        0.79
                                            ----------     ------     --------       -----
       Total real estate loans                 814,395      79.74      725,645       79.61
                                            ----------     ------     --------       -----
Commercial business                              1,956       0.19        1,781        0.20
Warehouse mortgage lines of credit              24,420       2.39       46,154        5.06
Consumer loans:
   Home equity                                  43,683       4.28       35,477        3.89
   Home equity line of credit                   34,716       3.40       27,366        3.00
   Home improvement                             73,441       7.19       53,466        5.87
   Automobile                                   20,966       2.05       15,251        1.67
   Other                                         7,733       0.76        6,347        0.70
                                            ----------     ------     --------       -----
       Total consumer loans                    180,539      17.68      137,907       15.13
                                            ----------     ------     --------       -----

          Total loans                        1,021,310     100.00%     911,487      100.00%
                                                           ======                   ======
Less:
   Unearned premiums and discounts                 698                     533

   Discounts on loans acquired
       through merger                             (453)                   (614)

   Undisbursed portion of
       construction loans in process           (23,484)                (16,125)
   Deferred loan fees                             (337)                 (1,081)
   Allowance for loan losses                    (8,860)                 (7,834)
                                            ----------                --------
         Net loans                          $  988,874                $886,366
                                            ==========                ========

----------
(1) Includes loans held for sale of $8.5 million, $14.4 million, $3.7 million, $2.0 million and $3.1 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

      Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2002, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

                                                     One- to                        Commercial
                                                   Four-Family     Multi-family     Real Estate         Residential      Commercial
                                                   Residential      Residential      and Land          Construction     Construction
                                                   -----------     ------------     -----------        ------------     ------------
                                                                                   (In Thousands)
Amounts due after December 31, 2002 in:
 One year or less                                   $    1,098       $   16,163      $   38,494          $  129,447       $   39,526
 After one year through two years                          894            8,042          32,706              12,265           33,480
 After two years through three years                     1,225              479          20,095                  --            3,200
 After three years through five years                    5,153            8,024          49,114                  --           24,675
 After five years through ten years                     39,455           36,113         237,542                  --           34,755
 After ten years through fifteen years                  37,726           11,132          16,958                 371            7,384
 After fifteen years                                   487,658               --           3,167              14,239               --
                                                    ----------       ----------      ----------          ----------       ----------
  Total(1)                                          $  573,209       $   79,953      $  398,076          $  156,322       $  143,020
                                                    ==========       ==========      ==========          ==========       ==========

                                                         Commercial      Warehouse
                                                          Business     Mortgage Lines
                                                           Loans          of Credit         Consumer           Total
                                                         ----------    --------------      ----------       ----------
                                                                                (In Thousands)
Amounts due after December 31, 2002 in:
 One year or less                                        $    8,275       $  236,492       $   22,352       $  491,847
 After one year through two years                             8,639               --           23,346          119,372
 After two years through three years                          5,269               --           19,714           49,982
 After three years through five years                         6,308               --          185,108          278,382
 After five years through ten years                           3,611               --           23,648          375,124
 After ten years through fifteen years                        1,152               --           15,668           90,391
 After fifteen years                                            121               --              406          505,591
                                                         ----------       ----------       ----------       ----------
  Total(1)                                               $   33,375       $  236,492       $  290,242       $1,910,689
                                                         ==========       ==========       ==========       ==========

----------
(1) Gross of loans in process, deferred fees, premiums and discounts, and allowance for loan losses.

      The following table shows the dollar amount of all loans, including loans held for sale, before net items, due after one year from December 31, 2002 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                      Floating or
                                       Fixed-Rate   Adjustable-Rate        Total
                                      ----------    ---------------     ----------
                                                     (In Thousands)
One- to four-family residential       $  112,218       $  459,893       $  572,111
Multi-family residential                  20,501           43,289           63,790
Commercial real estate and land           96,696          262,886          359,582
Residential construction                   9,112           17,763           26,875
Commercial construction                   61,258           42,235          103,493
Commercial business                       14,512           10,589           25,101
Consumer                                 193,248           74,642          267,890
                                      ----------       ----------       ----------
  Total                               $  507,545       $  911,297       $1,418,842
                                      ==========       ==========       ==========

      Origination, Purchase, Sale and Servicing of Loans. Our lending activities are subject to underwriting standards and loan origination procedures established by our Board of Directors and management. Applications for mortgages and other loans are taken at our banking and loan production offices. In the past, we relied on a network of loan correspondents and brokers to originate a substantial part of our loans. In recent years we have substantially expanded our capacity to originate loans in-house through the hiring of a number of experienced loan originators. We continue to use loan correspondents to originate single-family residential loans for us. A substantial portion of such loans consists of fixed-rate single-family residential mortgage loans which we sell into the secondary market with servicing retained.

      Although we originate both adjustable-rate and fixed-rate loans, our ability to originate and purchase fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. The recent decline in interest rates has increased our customer demand for fixed-rate loans. In order to implement our strategy of building a mortgage loan portfolio that consists primarily of adjustable-rate loans, our purchase activity has increased in recent years. During the year ended December 31, 2002, we purchased a total of $334.0 million of adjustable-rate single-family residential mortgage loans while we originated an aggregate of $15.7 million of such loans. The loans purchased for retention during this period consisted primarily of pools of adjustable-rate jumbo single-family residential mortgage loans (loans in excess of secondary market size limits of $322,700), commercial real estate and residential construction loans and participation interests in such loans and consumer loans (primarily home improvement loans and indirect automobile financing).

      Generally, we originate adjustable-rate mortgage loans for our portfolio. While we have in the past retained fixed-rate single-family loans, it is currently our policy to sell substantially all the single-family fixed-rate mortgage loans we originate or purchase. Substantially all of the loans sold are sold to either Fannie Mae or Freddie Mac or the Federal Home Loan Bank of Topeka pursuant to the Mortgage Partnership Finance program. Upon receipt of an application to make a fixed-rate loan, we typically enter into agreements to sell such loans to Fannie Mae, Freddie Mac or the Federal Home Loan Bank of Topeka pursuant to forward sale commitments, with delivery being required in approximately 90 days. We generally agree to deliver a somewhat smaller dollar amount of loans in the event that not all the loans for which applications are submitted actually close. Loans are delivered pursuant to such sale contracts upon their origination or purchase and are not aggregated for sale as loan packages. As a result, we typically do not have a significant amount of loans held for sale at any given point in time. We recognize, at the time of disposition, the gain or loss on the sale of the loans. The gain or loss is based on the difference between the net proceeds received and the carrying value of the loans sold. During 2002, we increased our purchases of fixed-rate single-family residential mortgage loans for immediate sale when we decided to increase the size of our servicing portfolio. While we purchased $15.6 million of such loans in 2000, in 2001 and 2002 such purchases increased to $196.3 million and $339.2 million, respectively.

      In recent years, we have developed primary lending relationships with several financial institutions pursuant to which we have purchased whole loans or loan participation interests secured by properties located outside our market area. Most of such loans have consisted of construction loans or participation interests in such loans, both residential and commercial, as well as commercial real estate, and were originated under underwriting guidelines substantially identical to our own guidelines. We generally require the lead lender to maintain an interest in the loans, anywhere from 5% to 50%, while our participation interest does not exceed 95%. Prior to entering into such relationships, we conducted on-site due diligence of each lender, including document review as well as management interviews. We also conduct on-site inspections of selected properties and of market areas in which the properties are located. In addition, we review each loan or loan participation presented for purchase by the correspondent lender by applying our own underwriting guidelines. We also review and underwrite, with respect to construction loans, the individual builders to whom loans are being extended, establishing a limit as to the total amount that we will lend to each such builder. With respect to construction loans, we engage local inspectors to inspect the progress of construction on properties securing such loans. We also generally visit the lenders every three to six months to conduct follow-up inspections of the lenders' operations as well as to review the collateral property securing the loans or participations purchased by us. Of the primary relationships, the first is with a mortgage broker in the Charleston and Columbia, South Carolina markets. Pursuant to the relationship with this mortgage broker, we have purchased loans made to local builders to finance the construction of residential properties. Under the terms of our arrangement, the mortgage broker shares 50% of any losses incurred on the loans purchased under this arrangement and we service these loans. The second relationship is with a financial institution headquartered in Birmingham, Alabama and involves the purchase of generally a 50% loan participation interest in residential construction loans and to a lesser extent, acquisition, development and construction loans extended to builders. To date, the loans have been secured by properties located in or surrounding Birmingham, Alabama, Atlanta, Georgia and Jacksonville, Florida. A third relationship is with a financial institution in Spokane, Washington, pursuant to which we have acquired participation interests, generally 80% or less, primarily in commercial real estate, and to a lesser extent, commercial construction loans. Most of the loans are secured by office buildings, retail facilities and hotels located in various urban areas of Oregon and Washington State including Portland, Oregon and Seattle and Spokane, Washington. A substantial portion of loans purchased from the financial institution in Spokane, Washington occurred in March 2002 and consisted of a 75% to 80% participation interest in 25 commercial real estate loans totaling $54.0 million (with respect to our interest). We entered into a fourth relationship with a life and health insurance company located in Portland, Oregon to purchase up to a 95% participation interest in permanent loans secured by commercial real estate located throughout the United States. In September 2002, we purchased 19 loans totaling $12.6 million (with respect to our interest) from this company. A second transaction with this company was closed in December 2002 with the purchase of 51 loans totaling $46.0 million. The loans in these packages are secured by properties located primarily in California and Texas. At December 31, 2002, we held $293.4 million of loans and participations acquired through such relationships. We have not incurred any losses on loans purchased through such relationships as of December 31, 2002.

      At December 31, 2002, we were servicing $730.1 million of loans for others, primarily consisting of fixed-rate loans sold by us to investors. In recent years, we began selling substantially all loans with servicing retained in order to develop additional sources of non-interest income. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagees, supervising foreclosures and property dispositions in the event of unremedied defaults, remitting certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee income from loans sold is generally 0.25% to 0.50% of the total balance of each loan serviced.

      As a federal savings bank, we are limited in the amount of loans we can make to any one borrower. This amount is equal to 15% of our unimpaired capital and surplus (this amount was approximately $38.2 million at December 31, 2002), although we are permitted to lend an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. Our aggregate loans to any one borrower have been within these limits. At December 31, 2002, our three largest credit relationships with an individual borrower and related entities consisted of either commercial construction loans or land acquisition and development loans that total $20.2 million, $17.5 million, and $15.0 million, respectively. The largest credit relationship consists of two construction loans (a first mortgage of $16.2 million and a second mortgage of $4.0 million) to build a 184 unit apartment complex in Des Moines, Iowa. The second largest relationship consists of a construction loan to acquire the land and build a specialized for-profit cardiac hospital in Lincoln, Nebraska, while the third relationship is a land acquisition loan to acquire and develop a 557 acre parcel of land in Lincoln, Nebraska. Each of these relationships was performing in accordance with its terms and conditions as of December 31, 2002. For more information regarding these loans, see "Lending Activities - Construction Lending" and "- Multi-Family Residential Real Estate, Commercial Real Estate and Land Lending."

      The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                  Year Ended December 31
                                                     -------------------------------------------------
                                                         2002               2001              2000
                                                     -----------        -----------        -----------
                                                                      (In Thousands)
Loan originations:
   One- to four-family residential:
            Adjustable-rate                          $    15,647        $    15,099        $    19,654
            Fixed-rate                                   224,530            190,952             50,611
   Multi-family residential                                6,243             14,360              4,300
   Commercial real estate and land                        75,889             54,017             59,670
   Residential construction                              100,599             73,539             69,518
   Commercial construction                                69,793             66,270             35,210
   Commercial business                                    38,340             14,701              2,287
   Warehouse mortgage lines of credit(1)               4,427,554          3,841,872          1,311,926
   Consumer                                              133,379             99,086             86,034
                                                     -----------        -----------        -----------
            Total loan originations                    5,091,974          4,369,896          1,639,210
                                                     -----------        -----------        -----------
Loan purchases:
   One- to four-family residential:
            Adjustable-rate                              333,999            134,349            132,981
            Fixed-rate(2)                                339,173            196,303             15,631
   Multi-family residential                               19,696                 --              6,025
   Commercial real estate and land                       120,291             22,208             15,364
   Residential construction                               97,949             41,413             27,461
   Commercial construction                                14,200              9,655             14,927
   Commercial business                                        --                 --                262
   Consumer                                               85,249             73,891             32,173
                                                     -----------        -----------        -----------
            Total loan purchases                       1,010,557            477,819            244,824
                                                     -----------        -----------        -----------
            Total loan originations and
                purchases                              6,102,531          4,847,715          1,884,034
                                                     -----------        -----------        -----------
Sales and loan principal repayments:
   Loan sales:
            One- to four-family residential             (565,585)          (359,010)           (60,942)
            Consumer                                      (2,129)            (1,171)              (815)
   Loan principal repayments:
            Mortgage                                    (545,312)          (380,038)          (239,134)
            Warehouse mortgage lines of
                credit(1)                             (4,415,441)        (3,654,978)        (1,299,172)
            Consumer                                    (180,362)          (144,945)           (95,940)
                                                     -----------        -----------        -----------
                Total loan sales and principal
                   repayments                         (5,708,829)        (4,540,142)        (1,696,003)
                                                     -----------        -----------        -----------
Decrease due to other items, net(3)                      (12,893)           (42,208)           (48,831)
                                                     -----------        -----------        -----------
Net increase in loan portfolio                       $   380,809        $   265,365        $   139,200
                                                     ===========        ===========        ===========

----------
(1) Reflects amounts advanced and repaid under such lines of credit during the periods presented.

(2) Substantially all of these loans were acquired from loan brokers and sold to Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Topeka with servicing retained.

(3) Other items consist of loans in process, deferred fees, premiums and discounts, and the allowance for loan losses.

      Multi-Family Residential Real Estate, Commercial Real Estate and Land Lending. We invest in multi-family residential real estate loans that are secured by multi-family housing units and in commercial real estate loans that are secured by properties generally used for business purposes, such as office buildings and retail facilities, and land being held for commercial and residential development. The properties securing these loans are located primarily in Lincoln and Omaha, Nebraska and in selected areas outside of our primary market area. In the past, many of these loans were secured by properties in California, Colorado and Arizona. In recent years, our focus has shifted toward Oregon and Washington State. We have increased our involvement in this lending category as part of our strategy to increase our investment in higher yielding and shorter term loans. We have also increased our capacity to originate such loans internally with the hiring of several experienced commercial real estate lenders as well as the opening of new commercial real estate loan production offices in Colorado Springs and Denver, Colorado.

      Our underwriting procedures provide generally that commercial real estate loans (as well as multi-family, land and commercial construction loans) may be made in amounts up to 80% of the value of the property if it is located within our primary market area and 75% of the value if it is outside our primary market area. Any loan exceeding such loan-to-value ratio must be supported by documentation of the relevant factors justifying the deviation which is reviewed by the Board of Directors on a quarterly basis. The total of commercial real estate loans exceeding established loan to value limits may not exceed 30% of our risk-based capital. At December 31, 2002, commercial real estate and land, multi-family and commercial construction loans exceeding our loan-to-value guidelines totaled $53.5 million or 21% of our risk-based capital. In addition, the total of all commercial and multi-family residential real estate, commercial construction and land loans cannot exceed 50% of our total loan portfolio. Furthermore, no more than 40% of such loans can be secured by properties located in any one market area. Such loans are currently originated with adjustable rates tied to the one year United States Treasury bill adjusted to a constant maturity ("CMT") with terms of nine or ten years and with interest rates which initially adjust three or five years after origination and every three or five years thereafter. The loans have 20 or 25 year amortization schedules and require payment of the remaining principal at maturity. We establish for each loan an interest rate floor and ceiling. However, our loans do not have any limit on the increase or decrease in the interest rate that may be effected at the time of adjustment other than such floor and ceiling limits. All commercial and multi-family residential loans are underwritten by our centralized loan underwriting department. In underwriting these loans, we consider all aspects of the ability and the credit profile of each borrower to repay the debt. We consider the borrower's income, probable continuation of income and credit history. Loans in excess of $10.0 million must be presented to and approved by our Board of Directors. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 125%. Personal guarantees are often required. In addition, we require that security instruments contain affirmative language concerning the prospective borrower's responsibility for compliance with laws and regulations (including environmental, health and safety) and for protecting the environmental conditions of the security property. A phase one environmental assessment report, prepared in conformance with our environmental risk policy, is obtained if the loan is in excess of $1.0 million or if there is any indication of possible contamination at the security property.

      Our commercial real estate loan portfolio, including land loans, at December 31, 2002 was $398.1 million, or 20.8% of total loans, and our multi-family residential real estate loan portfolio at such date was $80.0 million, or 4.2% of total loans. Of the aggregate of such portfolios, $322.1 million related to loans secured by properties outside our primary market area. The average size of our commercial real estate, multi-family residential real estate and land loans at December 31, 2002 was $1.2 million, $1.3 million and $724,000, respectively. The largest multi-family or commercial real estate loan at December 31, 2002 was a $10.0 million participation interest which we purchased in 2001 in a $50.2 million two-year credit facility issued by a local financial institution to a locally based and nationally recognized golf course developer. The loan is secured by liens on 10 golf courses developed by the borrower. In addition, the principals have issued personal guarantees. At December 31, 2002, $9.7 million of our participation interest had been disbursed. This loan was performing in accordance with its terms at December 31, 2002.

      In recent periods we have increased our lending to finance the acquisition of land for residential and commercial real estate projects. Such land loans totaled $66.6 million at December 31, 2002 ($53.7 million of which had been disbursed at such date). The largest of these loans at such date totaled $15.0 million and consists of a loan made in 2001 to a joint venture to acquire and complete the infrastructure development of a 557 acre parcel of land in Lincoln, Nebraska. This mixed-use project includes 740 residential lots, 14 acres for the construction of multi-family residential units, 50 acres for the construction of office and retail space and 68 acres for light industrial use. The majority joint venture partner is a financial institution which has pledged a $1.0 million letter of credit against which we can draw in the event of default. The other joint venture partner has given us a personal guarantee with respect to 40% of the loan principal. At December 31, 2002, $11.8 million had been disbursed. The borrower is currently selling the residential and commercial lots. The loan has a seven year term, interest only. The loan was performing in accordance with its terms at December 31, 2002.

      Loans secured by commercial and multi-family residential real estate properties generally involve larger principal amounts and a greater degree of risk than single-family residential mortgage loans. Payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties. Repayment of such loans may be subject to adverse conditions in the real estate market or the economy and a concentration of loans in a geographic region may be subject to greater risk because of the potential for adverse economic conditions affecting that region. We seek to minimize these risks through our underwriting standards.

      Construction Lending. We offer residential construction loans for either pre-sold houses (a purchase contract has been signed) or speculative houses (properties for which no buyer yet exists). We have also during recent years become involved in commercial real estate construction as well as purchasing residential construction loans or participation interests in such loans. Approximately 53% of our residential construction loans are for pre-sold houses. As part of the increased emphasis on construction lending, we hired several experienced loan originators in order to increase our capabilities in this lending area.

      We originate our residential construction loans within our primary market area typically through direct contact with home builders. Most of such loans involve properties located in the Omaha and Lincoln, Nebraska metropolitan areas. During the past few years, we have become involved in purchasing residential construction loans and participation interests in such loans secured by properties outside our primary market area, generally in Columbia and Charleston, South Carolina, Atlanta, Georgia, and Birmingham, Alabama. Whether we originate or purchase residential construction loans, we review all plans, specifications and cost estimates and require that the contractor be known by us to be reputable. The amount of construction advances to be made, together with the sum of previous disbursements, may not exceed the percentage of completion of the construction. Such loans generally have terms not exceeding 12 months, have loan-to-value ratios of 90% or less of the appraised value upon completion and do not require the amortization of the principal during the term of the loan. The loans are made with adjustable rates of interest based on the Wall Street Journal prime rate. At December 31, 2002, residential construction loans (including participation interests) totaled $156.3 million (including undisbursed loans in process), or 8.2% of our total loan portfolio. Of such amount, $86.6 million related to loans secured by properties outside our primary market area. The average loan size of our residential construction loans was $218,000 at December 31, 2002.

      We have increased significantly our involvement in commercial construction lending during the last two years. As a result of such efforts, commercial construction loans totaled $143.0 million (including undisbursed loans in process) at December 31, 2002, or 7.5% of total loans, as compared to $95.6 million or 6.3% of total loans at December 31, 2001. The average loan size of our commercial construction loans was $4.8 million at December 31, 2002. At December 31, 2002, $30.1 million of our commercial construction loans were secured by properties outside our primary market area. Most of such loans are extended to build office buildings, hotels or apartment buildings. However, during the past year, we have extended loans for substantially larger amounts than was our past practice. A significant portion of our commercial construction portfolio is accounted for by two loans. During 2001, we extended a $17.5 million two year construction loan to a limited liability company formed by local physicians to acquire the land and build a 59 bed specialized for-profit cardiac hospital located in Lincoln, Nebraska. Under the original terms of the loan, we required the doctors who were to be the members of the limited liability company to make a $7.4 million equity contribution, payable over the construction period to the limited liability company. These amounts are pledged to us as further security for the loan. At December 31, 2002, $14.0 million had been disbursed. We also extended in 2001 a $16.2 million first mortgage loan to construct a 184 unit upscale apartment complex located in Des Moines, Iowa. In October 2002, additional financing was provided in the amount of $4.0 million secured by a second mortgage loan on the 184 unit apartment complex. At December 31, 2002, we had disbursed $16.2 million and $1.9 million of the first and second mortgages, respectively. Both loans mature in September 2003. We have obtained personal guarantees from the borrower and there is a commitment in place for financing from a permanent lender. Both loans were performing in accordance with their terms at December 31, 2002.

      Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

      Warehouse Mortgage Lines of Credit. In recent years, we have become actively involved in originating revolving lines of credit to mortgage brokers. The lines are drawn upon by such companies to fund the origination of one- to four-family loans. Prior to funding the advance, the mortgage broker must have an approved commitment for the purchase of the loan which in turn reduces credit exposure associated with the line. The lines are repaid upon completion of the sale of the mortgage loan to third parties which usually occurs within 30 days of origination of the loan. In connection with extending the line of credit to the mortgage broker, we enter into agreements with each company to which such mortgage broker intends to sell loans which are being funded with the line of credit from us. Under such agreements, the loan purchaser agrees to hold the mortgage documents issued by the mortgage brokers on behalf of and for our benefit until such time that the purchasers remit to us the purchase price for such loans. The lines are structured with adjustable rates tied to the Wall Street Journal prime rate plus or minus a margin with a floor on the interest rate. We fund a portion of the advances using short-term borrowings from the Federal Home Loan Bank. Maximum amounts permitted to be advanced by us under existing warehouse mortgage lines of credit range in amount from $2.5 million to $47.0 million. With respect to our largest line of credit, we arranged participation interests aggregating $17.0 million to two other financial institutions before extending a $30.0 million line of credit in order to limit our risk and to ensure compliance with our loans-to-one borrower regulatory limitation. At December 31, 2002, the largest outstanding amount under an individual warehouse mortgage line was $27.8 million. This lending area increased during 2002 due to the strength of the mortgage market resulting in large part from the low interest rate environment. Outstanding balances under warehouse mortgage lines of credit totaled $236.5 million and $224.1 million or 12.4% and 14.8% of the total loan portfolio at December 31, 2002, and 2001, respectively. As part of the structure of the lines of credit, the mortgage brokers are required to maintain commercial deposits with us, with the amount of such deposits depending upon the amount of the line and other factors.

      Single-Family Mortgage Lending. We offer both fixed-rate and adjustable-rate loans with maturities of up to 30 years secured by single-family residences. Single-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, from mortgage brokers, and through referrals from members of our local communities. Due to the limited demand at the present time in our market area for adjustable-rate loans, we have determined to maintain the portfolio's size while increasing its interest sensitivity through the purchase of pools of adjustable-rate mortgage loans. At December 31, 2002, our single-family mortgage loans totaled $573.2 million, or 30.0% of total loans. Of the single-family residential mortgage loans outstanding at that date, approximately 80.2% had adjustable rates. The majority of such loans are secured by properties located outside our primary market area.

      We currently originate or purchase adjustable-rate single-family residential mortgage loans with terms of up to 30 years and interest rates which generally adjust one to seven years from the outset of the loan and thereafter annually for the duration of the loan. The interest rates for such adjustable-rate loans are indexed to a specified index, generally an index based on the rate paid on the one year U.S. Treasury CMT, plus a margin. Our adjustable-rate loans generally provide for periodic caps (not more than 2.0%) on the increase or decrease in the interest rate at any adjustment date. The maximum amount the rate can increase or decrease from the initial rate during the life of the loan is 5% to 6%.

      The origination or purchase of adjustable-rate residential mortgage loans helps reduce our exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

      Generally, we originate single-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property and up to 97% if private mortgage insurance is obtained. Mortgage loans originated by us generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. Due-on-sale clauses are an important means of adjusting the yields on our fixed-rate mortgage loan portfolio and we have generally exercised our rights under these clauses. We require fire, casualty, title and, in certain cases, flood insurance on properties securing real estate loans made by us.

      Consumer and Other Lending. Consumer loans, consisting primarily of home equity, home improvement and automobile loans amounted to $290.2 million or 15.2% of our total loan portfolio at December 31, 2002. We generally offer home equity loans and lines of credit in amounts up to $100,000 with a term of 15 years or less and a loan-to-value ratio up to 100% of value. We also offer home improvement loans in amounts up to $100,000 with a term of 15 years or less and a loan-to-value ratio up to 100% of value. A substantial portion of our home improvement loans consist of participation interests we have purchased from a third party. Under the terms of our arrangements with this third party, if any loan becomes more than 120 days past due, we can require the seller to re-purchase such loan at a price equal to our total investment in the loan, including any uncollected and accrued interest. During 2002, we purchased $35.8 million of such loans and at December 31, 2002, we held $60.8 million of loans purchased under such arrangement. We also offer automobile loans in amounts up to $50,000 with 72 month and 60 month terms for new and used cars, respectively, and purchase price ratios of not more than 95% for new cars and not more than 85% for used cars. Most of our automobile loans are obtained through a network of 49 new and used automobile dealers located primarily in Lincoln and Omaha, Nebraska. During 2002, we purchased approximately $32.5 million of such loans. Although employees of the automobile dealership take the application, the loans are made pursuant to our own underwriting standards and must be approved by one of our authorized loan officers. Upon closing of the loan by the dealer, the loan is purchased by us. During 2000, we hired the members of an experienced lending group from another financial institution which specialized in such lending. Our consumer loans also include loans on recreational vehicles, boat loans, motorcycle loans, unsecured loans, loans on deposit accounts and student loans.

      Unsecured loans and loans secured by rapidly depreciating assets, such as automobiles, entail greater risks than single-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 2002, our consumer loans 90 days or more delinquent totaled $427,000.

      Commercial Business Lending. At December 31, 2002, we had $33.4 million in commercial business loans which amounted to 1.8% of total loans receivable. Our commercial business loans are made predominantly to small to mid-sized businesses located within our primary market area. The largest credits consist of two loans extended to a construction and excavation company located in Lincoln, Nebraska. The loans are revolving credit lines with an aggregate maximum of $16.5 million of which $6.5 million was disbursed as of December 31, 2002. We are increasing our focus on such lending in conjunction with our overall increased emphasis on commercial real estate lending, including hiring experienced commercial business lending officers. Although we currently anticipate that commercial lending activity will increase in the future, we do not expect it to become a significant part of our overall lending activity in the near future.

      Loan Approval Procedures and Authority. Our Board of Directors establishes the lending policies and procedures for us. All general lending policies are set on an ongoing basis by the Asset/Liability Committee composed of the following officers of TierOne Bank: Chief Executive Officer; Chief Operating Officer; Directors of: Lending, Administration, Retail Banking and Finance; Marketing Officer and Controller. Under policies established by the Asset/Liability Committee, various officers or combinations of officers have loan approval authority, the specific amounts and requirements being set forth for each loan type. For loan amounts in excess of $10.0 million, approval of our Board of Directors is required.

Delinquent Loans, Classified Assets and Real Estate Owned

      Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis. These reports include information regarding all loans 30 days or more delinquent and all real estate owned. These reports are provided to the Board of Directors. The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We generally send the borrower a written notice of non-payment after the loan is first past due. Our underwriting guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by us, becomes real estate owned.

      Federal regulations and our Asset Classification Policy require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated the Office of Thrift Supervision's internal asset classifications as a part of our credit monitoring system. We currently classify problem and potential problem assets as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention."

      When we classify one or more assets, or portions thereof, as "substandard", "doubtful" or "loss", we establish a specific valuation allowance for loan losses in an amount deemed prudent by management based on the specific facts of the asset. In addition to these specific valuation allowances, we establish a general valuation allowance to absorb losses which exist in the loan portfolio but which have not been specifically identified. To quantify this general valuation allowance, we segregate the loan portfolio by loan type and apply loss factors to develop our allowance levels. These loss factors are developed using our historical loan loss experience for each group of loans as further adjusted for specific documented factors, including the following:

      o     Trends and levels of delinquent or "impaired" loans;

      o     Trends and levels of charge-offs;

      o     Trends in volume and underwriting terms or guarantees for the loans;

      o Impact of changes in underwriting standards, risk tolerances, or other changes in lending practices;

      o     Changes in qualifications or experience in lending staff;

      o     Local or national changes in economic or industry conditions; and

      o     Changes in credit concentration

      When loss factors are not available from our own experience, we utilize loss experience from other institutions as a starting point. This peer group information is only utilized if the other institutions possesses similar portfolio size, composition and risk factors.

      Although management believes that, based on information currently available to us at this time, our allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at such date, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

      The Asset Classification Committee is composed of the following officers of TierOne Bank: Chief Executive Officer; Chief Operating Officer; Directors of Lending and Finance; Assistant Director of Lending; Controller and Chief Credit Officer. The Asset Classification Committee reviews and classifies assets on a monthly basis and the Board of Directors reviews the results of the reports on a quarterly basis. At December 31, 2002 and 2001, we had $7.5 million and $1.8 million, respectively, of assets classified as "substandard" which consisted of real estate owned, non-accrual single-family residential mortgage and consumer loans. Non-accrual loans are those loans 90 days or more delinquent. At December 31, 2002 and 2001, included in loans 90 days or more delinquent were $5.5 million and $1.7 million, respectively, of substandard assets. At such dates, we had no loans classified as "doubtful" or "loss." In addition, as of December 31, 2002 and 2001, we had $18.1 million and $0, respectively, of loans designated "special mention."

      Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

                                                     December 31, 2002                               December 31, 2001
                                       -------------------------------------------     ---------------------------------------------
                                              30-89              90 or More Days               30-89              90 or More Days
                                           Days Overdue              Overdue                Days Overdue              Overdue
                                       --------------------   --------------------     ----------------------   --------------------
                                        Number    Principal    Number    Principal      Number      Principal    Number    Principal
                                       of Loans    Balance    of Loans    Balance      of Loans      Balance    of Loans    Balance
                                       --------   ---------   --------   ---------     --------     ---------   --------   ---------
                                                                        (Dollars in Thousands)
One- to four-family residential              26     $3,763          11      $1,161           40       $6,632         14     $  898
Multi-family residential                     --         --          --          --           --           --         --         --
Commercial real estate and land              --         --           2       3,795           --           --         --         --
Residential construction                      2        258           1         106           --           --         --         --
Commercial construction                      --         --          --          --           --           --         --         --
Commercial business                          --         --          --          --           --           --         --         --
Warehouse mortgage lines of credit           --         --          --          --           --           --         --         --
Consumer loans                              209      2,499          39         427          204        2,694         89        767
                                         ------     ------      ------      ------       ------       ------     ------     ------
Total delinquent loans                      237     $6,520          53      $5,489          244       $9,326        103     $1,665
                                         ======     ======      ======      ======       ======       ======     ======     ======
Delinquent loans to total loans                       0.34%                   0.29%                     0.61%                 0.11%
                                                    ======                  ======                    ======                ======

      Non-Accrual Loans and Real Estate Owned. The following table sets forth information regarding non-accrual loans and real estate owned. At December 31, 2002, nonperforming loans consisted of 12 single-family residential loans with an average balance of $106,000 and 39 consumer loans with an average balance of $11,000. At such date, real estate owned totaled $2.0 million consisting of nine single-family residential properties and repossessed automobiles. Troubled debt restructurings consisted of six loans with an average balance of $35,000 at December 31, 2002. Such restructured loans were performing in accordance with their terms at such date. It is our policy to cease accruing interest on loans 90 days or more past due and to charge off all accrued interest. For the years ended December 31, 2002 and 2001, the amount of interest income not recognized on non-accrual loans was $290,000 and $86,000, respectively. Total impaired loans, amounted to approximately $4.0 million and $345,000 at December 31, 2002 and 2001, respectively.

      The following table shows the amounts of our nonperforming assets at the dates indicated. We did not have any accruing loans 90 days or more past due at the dates shown.

                                                                                   December 31
                                                          --------------------------------------------------------------
                                                           2002          2001         2000           1999          1998
                                                          ------        ------        ------        ------        ------
                                                                               (Dollars in Thousands)
Non-accruing loans:
     One- to four-family residential                      $1,161        $  898        $1,009        $1,312        $1,101
     Multi-family residential                                 --            --            --            --           672
     Commercial real estate and land                       3,795            --         2,703            --            --
     Residential construction                                106            --           380            --            --
     Commercial construction                                  --            --            --            --            --
     Commercial business                                      --            --            --            --            --
     Warehouse mortgage lines of  credit                      --            --            --            --            --
     Consumer                                                427           767           416           239            52
                                                          ------        ------        ------        ------        ------
     Total non-accruing loans                              5,489         1,665         4,508         1,551         1,825
     Real estate owned, net (1)                            1,967           168           807           352           540
                                                          ------        ------        ------        ------        ------
       Total nonperforming assets                         $7,456        $1,833        $5,315        $1,903        $2,365
                                                          ======        ======        ======        ======        ======
Troubled debt restructurings                              $  209        $  345        $  185        $  127        $  127
Total nonperforming assets and  troubled
     debt restructurings                                  $7,665        $2,178        $5,500        $2,030        $2,492
                                                          ======        ======        ======        ======        ======
Total nonperforming loans as a percent of
     net loans, exclusive of allowance for
     loan losses                                            0.31%         0.12%         0.40%         0.16%         0.20%
                                                          ======        ======        ======        ======        ======
Total nonperforming assets as a percent of
     total assets                                           0.38%         0.12%         0.39%         0.15%         0.21%
                                                          ======        ======        ======        ======        ======
Total nonperforming assets and troubled
     debt restructurings as a percent of total
     assets                                                 0.39%         0.14%         0.40%         0.16%         0.22%
                                                          ======        ======        ======        ======        ======

----------
(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

      When we acquire property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, we provide for a specific valuation allowance and charge operations for the diminution in value. It is our policy to obtain an appraisal or broker's price opinion on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is our policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

      Allowance for Loan Losses. A provision for loan losses is charged to income when it is determined by management to be required based on its analysis. The allowance is maintained at a level to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the loan portfolio no less frequently than quarterly in order to identify those inherent losses and to assess the overall collection probability of the portfolio. Management's review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. The evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, the type, size and geographic concentration of loans, the value of collateral securing the loan, the number of loans requiring heightened management oversight, prevailing local and national economic conditions and loan loss data of comparable institutions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

      The allowance for loan losses is maintained at a level believed, to the best of management's knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specific loans identified by the Company's credit review function that are evaluated individually for impairment and are considered to be impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by (i) the fair value of the collateral if the loan is collateral dependent, (ii) the present value of expected future cash flows, or (iii) the loan's obtainable market price. The second element is an estimated allowance established for losses which are probable and reasonable to estimate on each of the Company's categories of outstanding loans. While management uses available information to recognize probable losses on loans inherent in the portfolio, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

      The following table shows changes in our allowance for loan losses during the periods presented.

                                                                             At or For the Year Ended December 31
                                                            -------------------------------------------------------------------
                                                               2002           2001          2000          1999          1998
                                                            ----------     ----------    ----------    ----------    ----------
                                                                                   (Dollars in Thousands)
Net loans, exclusive of allowance for loan
  losses                                                    $1,791,356     $1,406,903    $1,138,021    $  997,734    $  894,200
Average net loans outstanding                                1,469,785      1,228,956     1,109,365       926,748       864,848

Allowance for loan losses, beginning of period                  13,464          9,947         8,860         7,834         7,160
Provision for loan losses                                        4,695          3,997         1,273         1,132           832
Charge-offs:
  One- to four-family residential                                   37             37            61             4             3
  Multi-family                                                      --             --            --            --            --
  Commercial real estate and land                                   --              1            --            --            80
  Residential construction                                          --             --            --            --            --
  Commercial construction                                           --             --            --            --            --
  Commercial business                                               99             --            --            --            --
  Warehouse mortgage lines of credit                                --             --            --            --            --
  Consumer(1)                                                    1,018            458           137           117            90
                                                            ----------     ----------    ----------    ----------    ----------
    Total charge-offs                                            1,154            496           198           121           173
                                                            ----------     ----------    ----------    ----------    ----------
Recoveries on loans previously charged off                         103             16            12            15            15
                                                            ----------     ----------    ----------    ----------    ----------
Allowance for loan losses, end of period                    $   17,108     $   13,464    $    9,947    $    8,860    $    7,834
                                                            ==========     ==========    ==========    ==========    ==========

Allowance for loan losses as a percent of
  net loans, exclusive of allowance for loan
  losses                                                          0.96%          0.96%         0.87%         0.89%         0.88%
                                                            ==========     ==========    ==========    ==========    ==========
Allowance for loan losses as a percent of
 nonperforming loans                                            311.68%        808.65%       220.65%       571.24%       429.26%
                                                            ==========     ==========    ==========    ==========    ==========
Ratio of net charge-offs during the period
 to average loans outstanding during the
 period                                                           0.08%          0.04%         0.02%         0.01%         0.02%
                                                            ==========     ==========    ==========    ==========    ==========

----------
(1) Includes, for the year ended December 31, 2002, charge-offs of home equity loans, home improvement loans, auto loans, recreation vehicle loans, equity lines of credit and other loans of $94,000, $68,000, $708,000, $23,000, $39,000 and $86,000, respectively.

      The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

                                                                     December 31
                                     ------------------------------------------------------------------------------
                                              2002                       2001                         2000
                                     ----------------------      ----------------------      ----------------------
                                                     Loan                        Loan                        Loan
                                                   Category                    Category                    Category
                                       Amount        as a %       Amount        as a %        Amount        as a %
                                         of        of Total          of        of Total         of         of Total
                                     Allowance       Loans       Allowance      Loans        Allowance       Loans
                                     ---------     --------      ---------     --------      ---------     --------
                                                                (Dollars in Thousands)
One- to four-family residential       $ 1,071        30.00%       $   976        33.13%       $   813        46.75%
Multi-family residential                1,740         4.18          1,715         4.89          1,395         5.54
Commercial real estate and
   land                                 6,343        20.83          3,876        17.03          3,316        17.42
Residential construction                1,051         8.18            597         7.47            353         6.40
Commercial construction                 1,259         7.49            586         6.30            235         3.82
Commercial business                       400         1.75            146         0.80             33         0.23
Warehouse mortgage lines of
   credit                                 473        12.38            448        14.77             74         3.07
Consumer                                4,771        15.19          4,736        15.61          3,447        16.77
Unallocated                                --           --            384           --            281           --
                                      -------       ------        -------       ------        -------       ------
  Total                               $17,108       100.00%       $13,464       100.00%       $ 9,947       100.00%
                                      =======       ======        =======       ======        =======       ======

                                                        December 31
                                     --------------------------------------------------
                                              1999                        1998
                                     ----------------------      ----------------------
                                                     Loan                        Loan
                                                   Category                    Category
                                      Amount        as a %         Amount       as a %
                                        of         of Total         of         of Total
                                     Allowance       Loans       Allowance       Loans
                                     ---------     --------      ---------     --------

One- to four-family residential       $   899        54.06%       $   892        55.69%
Multi-family residential                1,440         5.99          1,329         5.73
Commercial real estate and
   land                                 2,723        14.96          2,377        13.55
Residential construction                  214         4.07            195         3.85
Commercial construction                    40         0.66             45         0.79
Commercial business                        14         0.19             14         0.20
Warehouse mortgage lines of
   credit                                  56         2.39            114         5.06
Consumer                                3,474        17.68          2,868        15.13
Unallocated                                --           --             --           --
                                      -------       ------        -------       ------
  Total                               $ 8,860       100.00%       $ 7,834       100.00%
                                      =======       ======        =======       ======

Investment Activities

      Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Historically, we have maintained liquid assets at a level considered to be adequate to meet our normal daily activities.

      Our investment policy, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement our lending activities. We primarily utilize investments in securities for liquidity management and as a method of deploying excess funding not utilized for loan originations. We have invested primarily in U.S. Government and agency securities, corporate commercial paper, mutual funds, U.S. Government sponsored agency issued mortgage-backed securities and collateralized mortgage obligations. As required by SFAS No. 115, we have established an investment portfolio of securities that are categorized as held to maturity or available for sale. We do not currently maintain a portfolio of securities categorized as held for trading. The majority of our investment securities are purchased for the available for sale portfolio which totaled $30.5 million, or 1.6% of total assets, at December 31, 2002. At such date, we had net unrealized losses with respect to such securities of $872,000. At December 31, 2002, the held to maturity securities portfolio totaled $157,000.

      At December 31, 2002, we had invested $29.9 million in mortgage-backed securities, or 1.5% of total assets, all of which were classified as available for sale. Of such amount, $13.1 million were issued by Fannie Mae, $12.8 million were issued by the Government National Mortgage Association ("GNMA") and $552,000 were issued by Freddie Mac. Of the $29.9 million of mortgage-backed securities, $22.1 million had adjustable-rates with maximum interest rate adjustments of 1.0% to 2.0% annually and up to 5.0% to 6.0% over the life of the security. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

      The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government_assisted housing programs. GNMA securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on GNMA securities is guaranteed by GNMA and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

      Collateralized mortgage obligations are typically issued by special-purpose entities, such as private issuers or government agencies, which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. Substantially all of the collateralized mortgage obligations held in our portfolio consist of senior sequential tranches, primarily investments in the first tranche of the collateralized mortgage obligations. By purchasing senior sequential tranches, management attempts to ensure the cash flow associated with such an investment. While non_agency private issues are somewhat less liquid than collateralized mortgage obligations issued by GNMA, Fannie Mae or Freddie Mac, they generally have a higher yield than agency insured or guaranteed collateralized mortgage obligations, such higher yield reflecting in part the lack of guarantee or protection and, thus, the potentially higher risk of loss or default associated with such assets.

      The following table sets forth certain information relating to our investment securities portfolio (excluding mortgage-backed securities) at the dates indicated.

                                                                                    December 31
                                             ---------------------------------------------------------------------------------------
                                                       2002                           2001                            2000
                                             -----------------------        ------------------------        ------------------------
                                             Carrying        Market         Carrying         Market         Carrying        Market
                                               Value         Value            Value           Value           Value          Value
                                             --------       --------        --------        --------        --------        --------
                                                                                (In Thousands)
U.S. government agency obligations           $  2,000       $  2,000        $ 26,691        $ 26,691        $ 76,500        $ 76,230
Corporate securities                           23,418         22,546          12,214          11,833           8,978           8,705
Municipal obligations                             157            157             221             221             195             195
Asset Management Fund-ARM Fund                  6,000          6,000           6,000           6,000              --              --
                                             --------       --------        --------        --------        --------        --------
Total investment securities                    31,575         30,703          45,126          44,745          85,673          85,130
FHLB stock                                     21,459         21,459          14,836          14,836          15,160          15,160
                                             --------       --------        --------        --------        --------        --------
  Total investment securities and
     FHLB stock                              $ 53,034       $ 52,162        $ 59,962        $ 59,581        $100,833        $100,290
                                             ========       ========        ========        ========        ========        ========

      The following table sets forth the amount of investment securities (excluding mortgage-backed securities) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2002. No tax-exempt yields have been adjusted to a tax-equivalent basis.

                                                                Amounts at December 31, 2002 Which Mature In
                                              --------------------------------------------------------------------------------------
                                                                    Over One
                                                         Weighted     Year     Weighted     Over Five  Weighted     Over    Weighted
                                              One Year    Average   Through     Average      Through    Average      Ten     Average
                                              or Less     Yield    Five Years    Yield      Ten Years    Yield      Years     Yield
                                              --------   --------  ----------  --------     ---------  --------    -------  --------
                                                                             (Dollars in Thousands)
Bonds and other debt securities:
  U.S. government agency obligations         $     --                $ 2,000      3.13%      $    --               $    --
  Corporate securities                          9,916      3.44%       4,990      5.81            --                 8,512     2.62%
Municipal obligations                              --                     --                     157     8.25%          --
Equity securities:                                 --                     --                      --                    --
  Asset Management Fund-ARM Fund                6,000      2.43           --                      --                    --
  FHLB stock(1)                                21,459      3.50           --                      --                    --
                                              -------      ----      -------      ----       -------     ----      -------     ----
    Total investment securities and FHLB
      stock                                   $37,375      3.31%     $ 6,990      5.04%      $   157     8.25%     $ 8,512     2.62%
                                              =======      ====      =======      ====       =======     ====      =======     ====

(1) As a member of the Federal Home Loan Bank of Topeka, we are required to maintain our investment in FHLB stock, which has no stated maturity.

      The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

                                                                       December 31
                                                          -------------------------------------
                                                           2002            2001          2000
                                                          -------        -------        -------
                                                                    (In Thousands)
            Fixed-rate:
                FHLMC                                     $   148        $   233        $   349
                FNMA                                        4,132          6,228          9,648
                FHLMC/FNMA CMOs                                --          3,101            387
                Private CMOs                                3,492          7,582          8,314
                                                          -------        -------        -------
                  Total fixed-rate                          7,772         17,144         18,698
                                                          -------        -------        -------
            Adjustable-rate:
                GNMA                                       12,786          4,608          7,058
                FNMA                                        8,919         23,441         41,990
                FHLMC                                         404            595          1,266
                                                          -------        -------        -------
                  Total adjustable-rate                    22,109         28,644         50,314
                                                          -------        -------        -------
                  Total mortgage-backed securities        $29,881        $45,788        $69,012
                                                          =======        =======        =======

      Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2002 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                                      Amounts at December 31, 2002 Which Mature In
                                      ----------------------------------------------------------------------------
                                                  Weighted      Over One        Weighted                  Weighted
                                      One Year     Average       through         Average    Over Five     Average
                                       or Less      Yield      Five Years         Yield       Years        Yield
                                      --------    --------     ----------       --------    ---------     --------
                                                                 (Dollars in Thousands)
Fixed-rate:
   FHLMC                               $    --         --%       $    --             --%     $   148        8.50%
   FNMA                                     --         --             26           8.00        4,106        6.17
   Private CMOs                             --         --              9           8.59        3,483        6.47
                                       -------                   -------           ----      -------        ----
     Total fixed-rate                       --         --             35           8.15        7,737        6.35
                                       -------                   -------           ----      -------        ----
Adjustable-rate:
   GNMA                                     --         --             --             --       12,786        4.36
   FNMA                                     --         --             --             --        8,919        5.95
   FHLMC                                    --         --             --             --          404        5.90
                                       -------                   -------           ----      -------        ----
     Total adjustable-rate                  --         --             --             --       22,109        5.03
                                       -------       ----        -------           ----      -------        ----
        Total                          $    --         --%       $    35           8.15%     $29,846        5.37%
                                       =======       ====        =======           ====      =======        ====

      The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

                                                                       At or For the
                                                                   Year Ended December 31
                                                         -----------------------------------------------
                                                            2002               2001               2000
                                                         ---------          ---------          ---------
                                                                    (Dollars in Thousands)
Mortgage-backed securities at beginning of period        $  45,788          $  69,012          $ 155,047
Purchases                                                   19,706             11,628                 --
Repayments                                                 (35,485)           (34,810)           (27,213)
Sales                                                           --                 --            (59,528)
Amortizations of premiums and discounts, net                  (128)               (42)               706
                                                         ---------          ---------          ---------
Mortgage-backed securities at end of period              $  29,881          $  45,788          $  69,012
                                                         =========          =========          =========
Weighted average yield at end of period                       5.37%              6.14%              6.66%
                                                         =========          =========          =========

Sources of Funds

      General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of our funds for use in lending, investing and for other general purposes.

      Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking (both interest-bearing and noninterest-bearing), money market, savings, certificate accounts and individual retirement accounts. At December 31, 2002, more than 54% of the funds deposited with us are in core deposits (deposits other than certificates of deposit).

      The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas where our banking offices are located. We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

      We use traditional means of advertising our deposit products, including broadcast and print media, and generally do not solicit deposits from outside our market area. In recent years, we have expanded our marketing efforts to include direct mailings in an effort to attract new checking relationships. This marketing strategy has resulted in a significant increase in core deposits, particularly checking accounts, as well as increased fee income and new customer relationships. In 2000, we introduced our "High Performance" checking product line which includes a number of product options for our customers including free checking, interest-bearing checking and the "Wall Street" checking account. As a result, the number and aggregate balance of our checking accounts increased from approximately 47,000 and $251.9 million, respectively, at December 31, 2001 to approximately 56,600 and $326.0 million, respectively, at December 31, 2002, reflecting increases of 20.4% and 29.4%. Employees are offered incentives to sell the products and customers receive gifts for opening new accounts as well as referring other customers.

      We do not use brokers to obtain deposits. At December 31, 2002, the weighted average remaining maturity of our certificate of deposit accounts was 15 months.

      The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

                                                                                  December 31
                                            --------------------------------------------------------------------------------------
                                                       2002                           2001                           2000
                                            ------------------------       ------------------------       ------------------------
                                              Amount            %            Amount            %            Amount             %
                                            ----------        ------       ----------        ------       ----------        ------
                                                                            (Dollars in Thousands)
      Certificate accounts:
          1.00% - 1.99%                     $   61,399          5.44%      $       --            --%      $       --            --%
          2.00% - 2.99%                         89,316          7.91           32,156          2.93               23            --
          3.00% - 3.99%                        124,186         11.00          178,062         16.25               --            --
          4.00% - 4.99%                        132,626         11.75          126,641         11.55            2,885          0.28
          5.00% - 5.99%                         99,786          8.84          158,226         14.43          193,736         18.49
          6.00% - 6.99%                          9,399          0.83           39,697          3.62          333,628         31.84
          7.00% - 7.99%                             --            --              547          0.05           30,391          2.90
          8.00% or more                              8            --                7            --                7            --
                                            ----------        ------       ----------        ------       ----------        ------
          Total certificate accounts           516,720         45.77          535,336         48.83          560,670         53.51
                                            ----------        ------       ----------        ------       ----------        ------
      Transaction accounts:
          Passbook savings                      15,855          1.41           12,988          1.19           10,129          0.97
          Money market                         270,275         23.94          295,991         27.00          319,498         30.49
          Interest-bearing checking            290,237         25.71          227,473         20.75          137,735         13.14

          Noninterest-bearing
            checking                            35,793          3.17           24,454          2.23           19,804          1.89
                                            ----------        ------       ----------        ------       ----------        ------

            Total transaction
               accounts                        612,160         54.23          560,906         51.17          487,166         46.49
                                            ----------        ------       ----------        ------       ----------        ------
            Total deposits                  $1,128,880        100.00%      $1,096,242        100.00%      $1,047,836        100.00%
                                            ==========        ======       ==========        ======       ==========        ======

      The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                            Year Ended December 31
                                       -------------------------------------------------------------------------------------------
                                                            2002                                            2001
                                       ------------------------------------------       -----------------------------------------
                                         Average          Interest       Average          Average          Interest      Average
                                         Balance          Expense       Rate Paid         Balance          Expense      Rate Paid
                                       ----------        ----------     ---------       ----------        ----------    ---------
                                                                           (Dollars in Thousands)
Interest-bearing checking              $  269,274        $    4,619        1.72%        $  177,984        $    4,750        2.67%
Passbook                                   14,811               179        1.21             11,296               171        1.51
Money market                              284,399             5,533        1.95            305,987            10,551        3.45
Certificates of deposit                   524,911            20,759        3.95            570,846            31,685        5.55
                                       ----------        ----------                     ----------        ----------
Total interest-bearing deposits         1,093,395            31,090        2.84%         1,066,113            47,157        4.42%
                                                                           ====                                             ====
Noninterest-bearing checking               29,901                --          --             22,234                --          --
                                       ----------        ----------        ----         ----------        ----------
  Total deposits                       $1,123,296        $   31,090        2.77%        $1,088,347        $   47,157        4.33%
                                       ==========        ==========        ====         ==========        ==========        ====

                                                 Year Ended December 31
                                       -----------------------------------------
                                                          2000
                                        ----------------------------------------
                                          Average        Interest       Average
                                          Balance         Expense      Rate Paid
                                        ----------      ----------     ---------

Interest-bearing checking               $   97,319      $    2,512        2.58%
Passbook                                    10,829             189        1.75
Money market                               338,181          15,450        4.57
Certificates of deposit                    554,137          32,162        5.80
                                        ----------      ----------
Total interest-bearing deposits          1,000,466          50,313        5.03%
                                                                          ====
Noninterest-bearing checking                19,392              --          --
                                        ----------      ----------        ----
  Total deposits                        $1,019,858      $   50,313        4.93%
                                        ==========      ==========        ====

      The following table shows our savings flows during the periods indicated.

                                                              Year Ended December 31
                                                ---------------------------------------------------
                                                    2002                2001               2000
                                                -----------         -----------         -----------
                                                                   (In Thousands)
            Total deposits                      $ 5,402,525         $ 5,327,227         $ 3,484,178
            Total withdrawals                    (5,397,347)         (5,320,688)         (3,482,242)
            Interest credited                        27,460              41,867              39,912
                                                -----------         -----------         -----------
              Total increase in deposits        $    32,638         $    48,406         $    41,848
                                                ===========         ===========         ===========

      The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2002.

                                                                      Balance at December 31, 2002
                                                              Maturing in the 12 Months Ending December 31
                                                ------------------------------------------------------------------------
            Certificates of Deposit               2003            2004            2005         Thereafter        Total
            -----------------------             --------        --------        --------       ----------       --------
                                                                              (In Thousands)
            1.00% - 1.99%                       $ 58,582        $  2,817        $     --        $     --        $ 61,399
            2.00% - 2.99%                         65,447           6,945           1,552          15,372          89,316
            3.00% - 3.99%                         40,121          22,446           4,510          57,109         124,186
            4.00% - 4.99%                         92,309          12,192          11,178          16,947         132,626
            5.00% - 5.99%                         71,258          15,849           6,056           6,623          99,786
            6.00% - 6.99%                          9,154              68             121              56           9,399
            7.00% - 7.99%                             --              --              --              --              --
            8.00% or more                              8              --              --              --               8
                                                --------        --------        --------        --------        --------
              Total certificate accounts        $336,879        $ 60,317        $ 23,417        $ 96,107        $516,720
                                                ========        ========        ========        ========        ========

      The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2002 by time remaining to maturity.

                                                                              Weighted
                             Quarter Ending:                  Amount        Average Rate
                  ------------------------------------        -------       ------------
                                                               (Dollars in Thousands)
                  March 31, 2003                              $11,670           3.40%
                  June 30, 2003                                 7,115           2.96
                  September 30, 2003                           10,522           4.21
                  December 31, 2003                             7,190           2.77
                  After December 31, 2003                      24,653           3.51
                                                              -------           ----
                    Total certificates of deposit with
                      balances of $100,000 or more            $61,150           3.57%
                                                              =======           ====

      Borrowings. We utilize advances from the Federal Home Loan Bank of Topeka as an alternative to retail deposits to fund our operations as part of our operating strategy. These Federal Home Loan Bank advances are collateralized by our qualifying first mortgage, multi-family, commercial real estate, second mortgage and residential construction loans and secondarily by our investment in capital stock of the Federal Home Loan Bank of Topeka. Federal Home Loan Bank advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Topeka will advance to member institutions, including us, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank of Topeka. See "Regulation-Federal Home Loan Bank

System." At December 31, 2002, we had $418.1 million in outstanding Federal Home Loan Bank advances.

      The following table shows certain information regarding our borrowings at or for the dates indicated:

                                                                    At or For the Year
                                                                     Ended December 31
                                                          ------------------------------------------
                                                            2002             2001             2000
                                                          --------         --------         --------
                                                                   (Dollars in Thousands)
FHLB advances:
   Average balance outstanding                            $268,473         $202,852         $246,789
   Maximum amount outstanding at any month-end
      during the period                                   $418,082         $296,715         $325,365
   Balance outstanding at end of period                   $418,082         $296,715         $172,449
   Average interest rate during the period                    4.76%            4.91%            6.17%
   Weighted average interest rate at end of period            3.81%            4.30%            5.66%
FNMA note and other borrowings:
   Average balance outstanding                            $  6,132         $  1,015               --
   Maximum amount outstanding at any month-end
      during the period                                   $  6,855         $  6,600               --
   Balance outstanding at end of period                   $    247         $  6,600               --
   Average interest rate during the period                    5.77%            5.77%              --
   Weighted average interest rate at end of period            1.64%            5.77%              --

      At December 31, 2002, our overnight line of credit amounted to $62.7 million with a weighted average rate of 1.47%. For more information regarding our borrowings, see Note 12 to our consolidated financial statements included in
Exhibit 13, attached hereto.

Subsidiary Activities

      TierOne Bank is the wholly owned subsidiary of TierOne Corporation. TMS Corporation of the Americas is the wholly owned subsidiary of TierOne Bank and holds all of the stock of TierOne Investments and Insurance, Inc. and TierOne Reinsurance Company. TierOne Investments and Insurance provides a wide selection of investment and insurance products, including equity securities, mutual funds and annuities. These products are made available to consumers via licensed representatives in our banking offices. TierOne Reinsurance Company reinsures credit life and disability insurance that is sold in conjunction with the origination of consumer loans by TierOne Bank. Fees generated through equity, annuity, mutual fund and insurance sales and commissions contributed $2.2 million and $2.0 million in non-interest income during the years ended December 31, 2001 and 2002, respectively.

Personnel

      As of December 31, 2002, we had 464 full-time employees and 59 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

                                   REGULATION

      Set forth below is a brief description of certain laws and regulations which are applicable to TierOne Corporation and TierOne Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

General

      TierOne Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. TierOne Bank is also subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of TierOne Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

      The Office of Thrift Supervision regularly examines TierOne Bank and prepares reports for consideration by its Board of Directors on any deficiencies that it may find in the bank's operations. The Federal Deposit Insurance Corporation also has the authority to examine TierOne Bank in its role as the administrator of the Savings Association Insurance Fund. TierOne Bank's relationship with its depositors and borrowers is also regulated to a great extent by both federal, and to a lesser extent, state laws, especially in such matters as the ownership of savings accounts and the form and content of TierOne Bank's mortgage requirements. The Office of Thrift Supervision's enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Any change in such laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on us and TierOne Bank and our operations.

TierOne Corporation

      TierOne Corporation, a Wisconsin corporation and the holding company for TierOne Bank, is a registered savings and loan holding company under Section 10 of the Home Owners' Loan Act, as amended and is subject to Office of Thrift Supervision examination and supervision as well as certain reporting requirements. In addition, because TierOne Bank's deposits are insured by the Savings Association Insurance Fund maintained by the Federal Deposit Insurance Corporation, TierOne Bank is, and will continue to be, subject to certain restrictions in dealing with the company and with other persons affiliated with the bank.

      We currently operate as a unitary savings and loan holding company. Generally, the Home Owners' Loan Act prohibits a savings and loan holding company, such as us, directly or indirectly, from (1) acquiring control (as defined) of a savings institution (or holding company thereof) without prior Office of Thrift Supervision approval, (2) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior Office of Thrift Supervision approval, or (3) acquiring through a merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets of another savings institution (or holding company thereof) without prior Office of Thrift Supervision approval or (4) acquiring control of an uninsured institution. A savings and loan holding company may not acquire as a separate subsidiary, a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except (a) in the case of certain emergency acquisitions approved by the Federal Deposit Insurance Corporation, (b) if the holding company controlled (as defined) such savings institution as of March 5, 1987 or (c) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company's voting shares may, except with the prior approval of the Office of Thrift Supervision, acquire control of any savings institution which is not a subsidiary of such holding company.

TierOne Bank

      Insurance of Accounts. The deposits of TierOne Bank are insured to the maximum extent permitted by the Savings Association Insurance Fund, which is administered by the Federal Deposit Insurance Corporation, and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions after giving the Office of Thrift Supervision an opportunity to take such action.

      Under current Federal Deposit Insurance Corporation regulations, Savings Association Insurance Fund-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2001 ranging from zero for well capitalized, healthy institutions, such as TierOne Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

      In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the fourth quarter of 2002 was .0168% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

      The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including TierOne Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of TierOne Bank's deposit insurance.

      Regulatory Capital Requirements. The Office of Thrift Supervision capital requirements consist of a "tangible capital requirement," a "leverage capital requirement" and a "risk-based capital requirement." The Office of Thrift Supervision is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis.

      Under the tangible capital requirement, a savings bank must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage servicing rights.

      Under the leverage capital requirement adopted by the Office of Thrift Supervision, savings banks must maintain "core capital" in an amount equal to at least 3.0% of adjusted total assets. Core capital is defined as common shareholders' equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the current amortized book value as determined under generally accepted accounting principles, and "qualifying supervisory goodwill," less non-qualifying intangible assets.

      Under the risk-based capital requirement, a savings bank must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Qualifying one-to four-family residential real estate loans and qualifying multi-family residential real estate loans (not more than 90 days delinquent and having an 80% or lower loan-to-value ratio), which at December 31, 2002 represented 33.9% of the total loans receivable of TierOne Bank, are weighted at a 50% risk factor. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. The amount of supplementary capital that can be included is limited to 100% of core capital.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. However, in calculating regulatory capital, institutions can add back unrealized losses and deduct unrealized gains net of taxes, on debt securities reported as a separate component of capital calculated according to generally accepted accounting principles.

      Office of Thrift Supervision regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to TierOne Bank's level of ownership, including the assets of includable subsidiaries in which TierOne Bank has a minority interest that is not consolidated for generally accepted accounting principles purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 2002, TierOne Bank had $1.0 million of investments subject to a deduction from tangible capital.

      Under currently applicable Office of Thrift Supervision policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital calculated according to generally accepted accounting principles.

      At December 31, 2002, TierOne Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 12.2%, 12.2% and 15.7%, respectively.

      The Office of Thrift Supervision and the Federal Deposit Insurance Corporation generally are authorized to take enforcement action against a savings bank that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, a savings bank that fails to meet its capital requirements is prohibited from paying any dividends.

      Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying management fees to controlling persons if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements.

      Under the Federal Deposit Insurance Corporation Improvement Act, an institution is deemed to be (a) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (b) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"
(c) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (d) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (e) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

      An institution generally must file a written capital restoration plan which meets specified requirements with its appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

      At December 31, 2002, TierOne Bank was in the "well capitalized" category for purposes of the above regulations.

      Safety and Soundness Guidelines. The Office of Thrift Supervision and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards may be required to submit compliance plans to their appropriate federal regulators. The Office of Thrift Supervision and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. TierOne Bank believes that it is in compliance with these guidelines and standards.

      Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

      Branching by Federal Savings Institutions. Office of Thrift Supervision policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (a) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (b) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or
(c) the branch was operated lawfully as a branch under state law prior to the savings institution's reorganization to a federal charter.

      Furthermore, the Office of Thrift Supervision will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977. An unsatisfactory Community Reinvestment Act record may be the basis for denial of a branching application.

      Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the fair lending laws could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.

      Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the qualified thrift lender test by either qualifying as a domestic building and loan bank as defined in Section 7701(a)(19) of the Internal Revenue Code or by meeting the second prong of the qualified thrift lender test set forth in Section 10(m) of the Home Owner's Loan Act. A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with the following restrictions on its operations: (a) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (b) the branching powers of the institution shall be restricted to those of a national bank; (c) the institution shall not be eligible to obtain any new advances from its Federal Home Loan Bank, other than special liquidity advances with the approval of the Office of Thrift Supervision; and (d) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a qualified thrift lender, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding Federal Home Loan Bank advances (subject to safety and soundness considerations).

      Currently, the portion of the qualified thrift lender test that is based on Section 10(m) of the Home Owners' Loan Act rather than the Internal Revenue Code requires that 65% of an institution's

"portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the Federal Home Loan Bank and direct or indirect obligations of the Federal Deposit Insurance Corporation. Small business loans, credit card loans and student loans are also included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of loans for personal, family and household purposes (other than credit card loans and educational loans); and stock issued by Fannie Mae or Freddie Mac. Portfolio assets consist of total assets minus the sum of (a) goodwill and other intangible assets, (b) property used by the savings institution to conduct its business, and (c) liquid assets up to 20% of the institution's total assets. At December 31, 2002, approximately 90.3% of the portfolio assets of TierOne Bank were qualified thrift investments.

      Federal Home Loan Bank System. TierOne Bank is a member of the Federal Home Loan Bank of Topeka, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. At December 31, 2002, TierOne Bank had $418.1 million of Federal Home Loan Bank advances.

      As a member, TierOne Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Topeka in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the members' aggregate amount of outstanding advances. At December 31, 2002, TierOne Bank had $21.5 million in stock of the Federal Home Loan Bank of Topeka, which was in compliance with this requirement.

      The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid and could continue to do so in the future and could also result in the Federal Home Loan Banks imposing higher interest rates on advances to members. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.

      Federal Reserve System. Federal Reserve Board regulations require all depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily

NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2002, TierOne Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

      Savings banks are authorized to borrow from a Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings banks to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank advances, before borrowing from a Federal Reserve Bank.

      Affiliate Restrictions. Section 11 of the Home Owners' Loan Act provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act.

      Generally, Section 23A and 23B and Office of Thrift Supervision regulations issued in connection therewith limit the extent to which a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. Section 23B applies to "covered transactions" and certain other transactions and requires that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate.

      In addition, under Office of Thrift Supervision regulations, a savings institution may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings institution may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings institution and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

      The Office of Thrift Supervision regulation generally excludes all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the Office of Thrift Supervision or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings institutions to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings institutions may be required to give the Office of Thrift Supervision prior notice of affiliate transactions.

Federal Securities Law

      TierOne Corporation's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended, and under Office of Thrift Supervision regulations, and generally may not be deregistered for at least three years after the initial public offering completed on October 1, 2002. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended.

Sarbanes-Oxley Act of 2002

      On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the Board itself.

      Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

      The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" as such term is defined by the SEC and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

                                    TAXATION

Federal Taxation

      General. We are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal taxation is only intended to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules. We were last audited by the Internal Revenue Service for tax year 1991 and by the Nebraska Department of Revenue for tax year 1993.

      We file a consolidated federal income tax return and accordingly, any cash distributions made by us are treated as cash dividends, and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

      Method of Accounting. For federal income tax purposes, we report income and expenses on the accrual method of accounting and file our federal income tax return on a calendar year basis.

      Bad Debt Reserves. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to that time, we were permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Protection Act of 1996, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of our reserve subject to recapture as of December 31, 2002 was approximately $181,000.

      Taxable Distributions And Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if we failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift-related recapture rules. However, to the extent that we make "non-dividend distributions" that are considered as made (i) from the reserve for losses on qualifying real property loans or (ii) from the supplemental reserve for losses on loans, then an amount based on the amount distributed will be included in our taxable income. Non-dividend distributions include distributions in excess of our current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of our current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from our bad debt reserve. As a result, any dividends that would reduce amounts appropriated to bad debt reserve and deducted for federal income tax purposes would create a tax liability for us.

      At December 31, 2002, our total federal pre-1988 reserve was approximately $7.7 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

      Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of an exemption amount. Net operating losses, of which we have none, can offset no more than 90% of alternative minimum tax income. However, net operating losses attributable to years ending in 2001 or 2002 or carried forward from an earlier year into 2001 or 2002 can offset 100% of alternative minimum tax liability. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. We have not been subject to the alternative minimum tax nor do we have any such amounts available as credits for carryover.

      Net Operating Loss Carryovers. We may carry back net operating losses to the two preceding taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning before August 6, 1997. For net operating losses in years beginning after August 5, 1997, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. At December 31, 2002, we had no net operating loss carry forwards for federal income tax purposes.

      Corporate Dividends-Received Deduction. We may exclude from income 100% of dividends received from a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

      Nebraska Taxation. Under Nebraska law, TierOne Bank presently pays a franchise tax in lieu of a corporate income tax. The franchise tax is the lesser of two amounts computed based on our average deposits and net financial income, respectively. Presently, the tax is $0.47 per $1,000 of average deposits but not to exceed an amount determined by applying 3.81% to our net financial income. Net financial income is our income as reported to the Office of Thrift Supervision, including our subsidiaries, after ordinary and necessary expenses but before income taxes.

      In addition, TierOne Corporation is required to file a Nebraska income tax return because we are doing business in Nebraska. For Nebraska tax purposes, corporations are presently taxed at a rate equal to 7.81% of taxable income. For this purpose, "taxable income" generally means Federal taxable income, subject to certain adjustments (including addition of interest income on non-Nebraska municipal obligations and excluding interest income from qualified U.S. governmental obligations).

      Iowa, Kansas and Colorado Taxation. For Iowa, Kansas and Colorado income tax purposes, we are taxed at a rate equal to 5.00%, 4.50% and 4.63%, respectively, of taxable income. For this purpose, "taxable income" generally means Federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations).

      Wisconsin Taxation. As a Wisconsin holding company, TierOne Corporation is subject to a Wisconsin franchise tax based on its net income on a separate (rather than on a consolidated) basis. The only income TierOne Corporation earns are dividends paid to it by its wholly owned subsidiaries. Accordingly, and because such dividends are generally exempt from Wisconsin franchise tax, TierOne Corporation pays little or no Wisconsin franchise tax. TierOne Corporation also files an annual report with and pays a nominal filing fee to the State of Wisconsin.

Item 2. Properties.

Properties

      We currently conduct our business from our home office and 57 full-service banking offices in Nebraska, Kansas and Iowa and two loan production offices in Colorado. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices and other properties at December 31, 2002.

                                                                  Date of               Net Book
                                                                   Lease                Value of                Amount of
    Description/Address                   Leased/Owned           Expiration              Property                Deposits
-----------------------------------       ------------           ----------              --------                --------
Corporate Headquarters:                                                                           (In Thousands)
1221 "N" Street
Lincoln, Nebraska 68508                      Owned(1)                  --               $    8,307              $        --

Home Office:
13 & "N" Street
Lincoln, Nebraska 68508-2008                 Owned                     --                    3,069                   85,373

Branch Offices:
8820 Arbor Street
Omaha, Nebraska 68124-2030                   Owned                     --                      333                   25,504

2101 South 42nd Street, Suite #100
Omaha, Nebraska 68105-2312                   Leased                  2006                       --                   40,420

135 North Cotner Street
Lincoln, Nebraska 68505-0204                 Owned                     --                      326                   53,710

3010 North 90th Street
Omaha, Nebraska 68134-4759                   Leased                  2003                        3                   25,216

6945 "A" Street
Lincoln, Nebraska 68510-4113                 Leased                  2007                      247                   33,541

2120 1st Avenue
Kearney, Nebraska 68848-0816                 Owned                     --                      265                   26,015

513 "E" Street
Fairbury, Nebraska 68352-0022                Leased                  2003                        7                   11,802

1612 "K" Street
Ord, Nebraska 68862-0148                     Owned                     --                      111                   14,972

1301 Main Avenue
Crete, Nebraska 68333-0126                   Owned                     --                      106                   13,902

423 West 3rd Street
Alliance, Nebraska 69301-3307                Owned                     --                       36                    7,119

                                                                  Date of               Net Book
                                                                   Lease                Value of                Amount of
    Description/Address                   Leased/Owned           Expiration              Property                Deposits
-----------------------------------       ------------           ----------              --------                --------
1811 West 2nd Street, Suite #108
Grand Island, Nebraska 68802-2320            Owned                     --               $    1,295               $   28,948

3939 Normal Boulevard
Lincoln, Nebraska 68506-5217                 Leased                  2004                       --                   21,164

840 North 70th Street
Lincoln, Nebraska 68505-2189                 Leased                  2003                       11                   13,249

220 North Dewey Street
North Platte, Nebraska 69101-4035            Owned                     --                      619                   23,176

211 West "C" Street
McCook, Nebraska 69001-0339                  Leased                  2005                       --                   16,153

14100 "S" Street
Omaha, Nebraska 68137-2600                   Owned                     --                      296                   13,465

3410 North 27th Street
Lincoln, Nebraska 68521-1314                 Owned                     --                    1,058                    7,855

1016 Central Avenue
Nebraska City, Nebraska 68410-2337           Owned                     --                       10                   25,474

9628 "M" Street
Omaha, Nebraska 68127-2054                   Leased(2)               2004                      534                   12,679

2625 South 140th Street
Omaha, Nebraska 68144-2338                   Owned                     --                    1,229                   24,118

5300 South 56th Street
Lincoln, Nebraska 68516-1833                 Owned                     --                      283                   20,738

320 Lincoln Avenue
Hebron, Nebraska 68370-0003                  Owned                     --                        5                    8,326

647 West 2nd Street
Hastings, Nebraska 68901-5131                Leased                  2005                       12                   16,764

830 South "E" Street
Broken Bow, Nebraska 68822-0445              Owned                     --                       17                   22,026

609 Howard Avenue
St. Paul, Nebraska 68873-2022                Owned                     --                       25                    7,382

6424 Havelock Avenue
Lincoln, Nebraska 68507-1331                 Owned                     --                      161                   23,275

1028 Toledo Street
Sidney, Nebraska 69162-2552                  Leased                  2003                        7                   19,910

2001 Broadway; Suite #1
Scottsbluff, Nebraska 69361-1973             Owned                     --                      345                   18,794

                                                                  Date of               Net Book
                                                                   Lease                Value of                Amount of
    Description/Address                   Leased/Owned           Expiration              Property                Deposits
-----------------------------------       ------------           ----------              --------                --------
103 East Main Street
Bloomfield, Nebraska 68718-0547              Owned                     --               $        1               $   16,813

3301 South 13th Street
Lincoln, Nebraska 68502-4576                 Owned                     --                      200                   13,415

1000 East Court Street
Beatrice, Nebraska 68310-0664                Owned                     --                      151                   17,991

114 West 15th Street
Falls City, Nebraska 68355-0009              Owned                     --                       74                   21,696

1301 "J" Street
Auburn, Nebraska 68305-1964                  Owned                     --                      143                   11,527

173 South 3rd Street
Tecumseh, Nebraska 68450-0536                Owned                     --                       21                    8,675

314 East Square
Humboldt, Nebraska 68376-0167                Owned                     --                        7                   11,842

608 North Linden
Wahoo, Nebraska 68066-1770                   Owned                     --                      105                   26,221

400 Braasch
Norfolk, Nebraska 68701-4020                 Owned                     --                      298                   31,675

1616 North Bell Street
Fremont, Nebraska 68025-3157                 Leased                  2003                       --                   13,467

2457 33rd Avenue, Suite F
Columbus, Nebraska 68601-1309                Leased                  2004                       --                   12,048

127 South 4th Street
Albion, Nebraska 68620-0269                  Leased                  2004                        3                    9,693

203 North Lincoln
West Point, Nebraska 68788-1409              Leased                  2003                       --                    4,247

1850 10th Street
Gering, Nebraska 69341-2414                  Owned                     --                       30                    5,002

1004 Avenue D
Gothenburg, Nebraska 69138-1940              Owned                     --                       47                    4,082

509 West Broadway
Council Bluffs, Iowa 51503-0841              Owned                     --                      550                   22,675

201 South Locust
Glenwood, Iowa 51534-1727                    Owned                     --                       75                   12,288

3201 West Broadway
Council Bluffs, Iowa 51501-3360              Owned                     --                      225                   11,999

                                                                  Date of               Net Book
                                                                   Lease                Value of                Amount of
    Description/Address                   Leased/Owned           Expiration              Property                Deposits
-----------------------------------       ------------           ----------              --------                --------
700 West Thomas Avenue
Shenandoah, Iowa 51601-1746                  Owned                     --               $       66               $   27,803

5533 South 27th Street, Suite 101
Lincoln, Nebraska 68512-1611                 Leased                  2006                       60                   20,572

509 Chestnut Street
Atlantic, Iowa 50022-1249                    Leased                  2004                        2                   18,982

200 South Jefferson
Plainville, Kansas 67663-0030                Owned                     --                       20                   17,130

201 South Cedar
Stockton, Kansas 67669-0274                  Owned                     --                       16                    8,517

802 North Broadway Street
Red Oak, Iowa 51566-1440                     Owned                     --                      170                   17,084

301 East Washington
Clarinda, Iowa 51632-1723                    Owned                     --                       34                   23,074

203 North 18th Street
Marysville, Kansas 66508-0229                Owned                     --                       44                   14,713

615 North 114th Street
Omaha, Nebraska 68154-1514                   Leased                  2004                      298                   32,731

1707 Madison Avenue
Council Bluffs, Iowa 51503-5249              Leased                  2017                      415                   21,044

205 East Erie
Missouri Valley, Iowa 51555-1500             Owned                     --                       23                   10,804

Loan Production Offices:
1283 Kelly Johnson Boulevard
Colorado Springs, Colorado 80920-3973        Leased                  2003                       --                       --

12605 East Euclid Drive #206
Denver, Colorado 80111-6347                  Leased(3)               2004                       --                       --
                                                                                        ----------               ----------

Total                                                                                   $   21,795               $1,128,880
                                                                                        ==========               ==========

----------

(1) In February 2002, we purchased our corporate headquarters. The purchase price for the building was approximately $3.5 million.

(2) This office will be relocated to a new location during the second quarter of 2003. We have notified and received approval from the Office of Thrift Supervision regarding this move. The net book value includes the purchase price of the land and building of the new location.

(3)   This office was opened in February 2003.

Item 3. Legal Proceedings.

      Other than litigation relating to certain goodwill claims against the U.S. Government described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's consolidated financial condition or consolidated results of operations.

      In August 1995, we commenced litigation against the U. S. Government in the U.S. Court of Federal Claims, (the "Claims Court") claiming that the United States breached its contract with us and has unlawfully taken our property without just compensation or due process of law. As described below, our claims arose from changes to the rules for computing our regulatory capital that were required by the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA").

      Pursuant to FIRREA, which became effective in August 1989, the Office of Thrift Supervision was created as the successor to the Federal Home Loan Bank Board to regulate federally-insured savings institutions. At such time, we had $30.0 million of supervisory goodwill remaining from three supervisory mergers we completed in 1982. At the time of these mergers, the U.S. Government agreed we could include the supervisory goodwill as capital for purposes of meeting our supervisory capital requirements. The regulatory goodwill was to be amortized over a 25-year period. As a result of regulations adopted by the Office of Thrift Supervision implementing FIRREA, we had to immediately exclude all of our supervisory goodwill from the calculation of our tangible capital and had to phase the inclusion of this goodwill out of the calculation of our core and risk-based capital requirements over a five-year period. We believe that FIRREA and the adoption of the capital regulations by the Office of Thrift Supervision constituted a breach by the U.S. Government of its contractual commitment regarding the regulatory capital treatment of our supervisory goodwill. As a result, we commenced litigation against the U.S. Government, as discussed below, seeking damages for this breach of contract.

      Our case was initially stayed pending resolution on appeal of a series of cases (United States v. Winstar Corporation) (the "Winstar Cases"). In July 1996, the U.S. Supreme Court ruled in the Winstar Cases that when the U.S. Congress changed the accounting for supervisory goodwill specified in FIRREA, it breached its contractual agreements with these institutions regarding the treatment of supervisory goodwill. The Claims Court issued a case management order in all cases similar to the Winstar Cases, including ours. Pursuant to the case management order, we filed a motion for partial summary judgment with respect to the U.S. Government's liability to us for breach of contract. The U.S. Government, in response, filed a motion for summary judgment, denying any liability to us. On November 19, 2002, Judge Sarah Wilson of the United States Court of Federal Claims entered an order finding that genuine issues of material fact exist regarding liability and both parties' cross-motions for partial summary judgement were denied. On March 4, 2003, an order was entered by judge Lawrence Margolis setting a four-day trial to commence on May 19, 2003 which will be limited solely to issues of liability.

      Under the terms of the case management order, we and the U.S. Government commenced discovery in 2000. Discovery was recently completed, including the submission of expert witness testimony by both the U.S. Government and us. We are claiming damages under two alternative theories. First, we are claiming lost profits damages of $66.7 million due to, among other things, lost profits, lost franchise value and "wounded bank" damages. Alternatively, we have claimed damages of $28.5 million for the cost of replacement capital. The U.S. Government's experts have countered, stating that we have not suffered any damages and in fact benefitted from FIRREA since we reduced the number of our banking offices and took other steps which reduced our operating costs.

      The U.S. Government's current litigation strategy is to argue that no damages have been suffered and therefore it will not settle any of the pending goodwill cases. As a consequence, claimants, including us, will be required to proceed to trial to pursue our damage claims. There can be no assurance as to the type or amount of damages, if any, that we may recover or the timing, if we are successful, for receipt by us of any damages from the U.S. Government.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not Applicable.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters.

      The information required herein is incorporated by reference from the inside back cover of the Company's 2002 Annual Report to Stockholders ("Annual Report") and from Part III, Item 12 hereof.

Item 6. Selected Financial Data.

      The information required herein is incorporated by reference from page 10 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information required herein is incorporated by reference from pages 11 to 25 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The information required herein is incorporated by reference from pages 13 to 15 of the Annual Report.

Item 8. Financial Statements and Supplementary Data.

      The information required herein is incorporated by reference from pages 27 to 50 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

      The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference from pages 2-5 and 16 in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2003 (the "Proxy Statement"), as filed with the Securities and Exchange Commission on March 11, 2003.

Item 11. Executive Compensation.

      The information required by Item 11 of Form 10-K is incorporated by reference from pages 5-14 in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by Item 403 of Regulation S-K is incorporated by reference from pages 15 and 16 in the Proxy Statement.

      Equity Compensation Plan Information. The Registrant did not have any equity compensation plans or individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2002.

Item 13. Certain Relationships and Related Transactions.

      The information required by Item 13 of Form 10-K is incorporated by reference from page 12 in the Proxy Statement.

Item 14. Controls and Procedures.

      Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls") in accordance with the provisions of Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

      Disclosure Controls are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

      Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our "internal controls and procedures for financial reporting" ("Internal Controls" ) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within TierOne Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to TierOne Corporation, including our consolidated subsidiaries, during the period for which its periodic reports are being prepared.

      In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Contents

      (1) The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

      Independent Auditors' Report

      Consolidated Balance Sheets as of December 31, 2002 and 2001

      Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

      Notes to Consolidated Financial Statements

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

      (c) Exhibits

      (2) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

      No.                                      Exhibits                                                                  Location
 -------------      -------------------------------------------------------------------------------------             --------------
      3.1           Articles of Incorporation of TierOne Corporation                                                        (1)

      3.2           Bylaws of TierOne Corporation                                                                           (1)

      4.0           Form of Stock Certificate of TierOne Corporation                                                        (1)

      10.1          Employment Agreement between TierOne Bank and Gilbert G. Lundstrom*                                     (1)

      10.2          Employment Agreement between TierOne Bank and James A. Laphen*                                          (1)

      10.3          Form of Employment Agreement between TierOne Corporation and Gilbert G. Lundstrom*                      (1)

      10.4          Form of Employment Agreement between TierOne Corporation and James A. Laphen*                           (1)

      10.5          Supplemental Retirement Plan*                                                                           (1)

      10.6          Form of Change in Control Agreement between TierOne Bank and certain executive officers*                (1)

      10.7          Form of Change in Control Agreement between TierOne Bank and certain executive officers*                (1)

      10.8          Form of TierOne Bank Employee Severance Plan*                                                           (1)

      10.9          Form of Employee Stock Ownership Plan Supplemental Executive Retirement Plan*                           (1)

      10.10         Form of 401(k) Plan Supplemental Executive Retirement Plan*                                             (1)

      10.11         Director's Deferred Compensation Program*                                                               (1)

      10.12         Amended and Restated Consultation Plan for Directors*                                                   (1)

      10.13         TierOne Bank Management Incentive Compensation Plan*                                              Filed herewith

      10.14         TierOne Bank Deferred Compensation Plan*                                                          Filed herewith

      13            Annual Report to Shareholders                                                                     Filed herewith

      22            Subsidiaries of the Registrant - Reference is made to "Item 1.
                       Business - Subsidiaries" of this Form 10-K for the required
                       information                                                                                          --

      23            Consent of KPMG LLP                                                                               Filed herewith

      99.1          Certification of Chairman of the Board and Chief Executive
                       Officer pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002                                                                                    Filed herewith

      99.2          Certification of Executive Vice President and Chief Financial
                       Officer pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002                                                                                    Filed herewith

----------
*     Denotes management compensation plan or arrangement.

(1) Incorporated by reference from TierOne Corporation's Registration Statement on Form S-1, filed on April 3, 2002, as amended and declared effective on August 12, 2002 (File No. 333-85838).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TierOne Corporation


                                           By:  /s/ Gilbert G. Lundstrom
                                                --------------------------------
                                                Gilbert G. Lundstrom
                                                Chairman of the Board and
                                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Name                                    Title                                       Date
------------------------------           -------------------------------                     --------------
   /s/ Gilbert G. Lundstrom              Chairman of the Board and Chief                     March 26, 2003
------------------------------           Executive Officer
Gilbert G. Lundstrom                     (principal executive officer)


   /s/ James A. Laphen                   Director, President and Chief                       March 26, 2003
------------------------------           Operating Officer
James A. Laphen

   /s/ Eugene B. Witkowicz               Executive Vice President, Chief Financial           March 26, 2003
------------------------------           Officer and Corporate Secretary (principal
Eugene B. Witkowicz                      accounting officer)


   /s/ Campbell R. McConnell             Director                                            March 26, 2003
------------------------------
Campbell R. McConnell

   /s/ Joyce Person Pocras               Director                                            March 26, 2003
------------------------------
Joyce Person Pocras

   /s/ LaVern F. Roschewski              Director                                            March 26, 2003
------------------------------
LaVern F. Roschewski

              Name                                    Title                                       Date
------------------------------           -------------------------------                     --------------
   /s/ Ann Lindley Spence                Director                                            March 26, 2003
------------------------------
Ann Lindley Spence

                                  CERTIFICATION

      I, Gilbert G. Lundstrom, Chairman of the Board and Chief Executive Officer of TierOne Corporation, certify that:

1.    I have reviewed this annual report on Form 10-K of TierOne Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

                                                   /s/ Gilbert G. Lundstrom
                                                   -----------------------------
                                                   Gilbert G. Lundstrom
                                                   Chairman of the Board and
                                                   Chief Executive Officer

                                  CERTIFICATION

      I, Eugene B. Witkowicz, Executive Vice President and Chief Financial Officer of TierOne Corporation, certify that:

1.    I have reviewed this annual report on Form 10-K of TierOne Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003                        /s/ Eugene B. Witkowicz
                                            ------------------------------------
                                            Eugene B. Witkowicz
                                            Executive Vice President and
                                            Chief Financial Officer