Form 10-Q
period 2003-03-31
TIERONE CORP
filed 2003-05-14
CIK 1170605

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _______________ to _______________

                        Commission file number: 000-50015

                               TierOne Corporation
             (Exact Name of Registrant as Specified in Its Charter)

          Wisconsin                                       04-3638672
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

            1235 "N" Street
           Lincoln, Nebraska                                68508
(Address of Principal Executive Offices)                  (Zip Code)

                                 (402) 475-0521
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 2003, a total of 22,575,075 shares of the Registrant's common stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

                                                                            Page

Item 1 - Financial Statements .............................................    3

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk .......   25

Item 4 - Controls and Procedures ..........................................   25

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ................................................   26

Item 2 - Changes in Securities and Use of Proceeds ........................   26

Item 3 - Defaults Upon Senior Securities ..................................   26

Item 4 - Submission of Matters to a Vote of Security Holders ..............   26

Item 5 - Other Information ................................................   27

Item 6 - Exhibits and Reports on Form 8-K .................................   27

Signatures ................................................................   29

                      TierOne Corporation and Subsidiaries
                           Consolidated Balance Sheets
                March 31, 2003 (Unaudited) and December 31, 2002
                  (dollars in thousands, except per share data)

                                                                       March 31, 2003    December 31, 2002
                                                                       --------------    -----------------
Assets

Cash and due from banks                                                  $    26,720        $    33,037
Federal funds sold                                                                --                 --
                                                                         -----------        -----------
            Total cash and cash equivalents                                   26,720             33,037

Investment securities:
         Held to maturity                                                        153                157
         Available for sale                                                   34,668             30,546
Mortgage-backed securities, available for sale                               110,547             30,369
Loans held for sale                                                           10,874              8,504
Loans receivable, net                                                      1,875,191          1,765,744
Federal Home Loan Bank stock                                                  29,069             21,459
Premises and equipment, net                                                   28,139             26,810
Accrued interest receivable                                                    9,480              9,084
Other assets                                                                  20,062             19,825
                                                                         -----------        -----------
            Total assets                                                 $ 2,144,903        $ 1,945,535
                                                                         ===========        ===========

Liabilities and Shareholders' Equity

Liabilities:
   Deposits                                                              $ 1,155,049        $ 1,128,880
   Advances from Federal Home Loan Bank and other borrowings                 582,115            418,329
   Advance payments from borrowers for taxes, insurance and
      other escrow funds                                                      30,267             29,453
   Accrued interest payable                                                    6,433              6,812
   Accrued expenses and other liabilities                                     24,875             22,165
                                                                         -----------        -----------
            Total liabilities                                              1,798,739          1,605,639
                                                                         -----------        -----------

Shareholders' equity:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized;
      none issued                                                                 --                 --
   Common stock, $0.01 par value; 60,000,000 shares authorized;
      22,575,075 shares issued and outstanding                                   226                226
   Additional paid-in capital                                                355,948            355,741
   Retained earnings, substantially restricted                                 7,713              2,018
   Unallocated common stock held by Employee Stock
      Ownership Plan                                                         (17,308)           (17,684)
   Accumulated other comprehensive loss                                         (415)              (405)
                                                                         -----------        -----------
            Total shareholders' equity                                       346,164            339,896

Commitments and contingent liabilities
                                                                         -----------        -----------
            Total liabilities and shareholders' equity                   $ 2,144,903        $ 1,945,535
                                                                         ===========        ===========

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                        Consolidated Statements of Income
             Three Months Ended March 31, 2003 and 2002 (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                 March 31,
                                                                        --------------------------
                                                                             2003        2002
                                                                           --------     -------
Interest income:
   Loans receivable                                                        $ 26,793     $23,143
   Investment securities                                                      1,032       1,244
   Other interest-earning assets                                                 99         198
                                                                           --------     -------
         Total interest income                                               27,924      24,585
                                                                           --------     -------
Interest expense:
   Deposits                                                                   6,223       8,159
   Advances from Federal Home Loan Bank and other borrowings                  4,064       2,920
                                                                           --------     -------
         Total interest expense                                              10,287      11,079
                                                                           --------     -------
         Net interest income                                                 17,637      13,506
Provision for loan losses                                                     1,172         564
                                                                           --------     -------
         Net interest income after provision for loan losses                 16,465      12,942
                                                                           --------     -------
Other income:
   Fees and service charges                                                     967       1,816
   Income (loss) from real estate operations, net                               (18)        149
   Net gain on sales of:
      Loans held for sale                                                     1,955         705
      Real estate owned                                                          14          --
   Other operating income                                                       711         570
                                                                           --------     -------
         Total other income                                                   3,629       3,240
                                                                           --------     -------
Other expense:
   Salaries and employee benefits                                             6,319       5,146
   Occupancy, net                                                             1,431       1,438
   Data processing                                                              411         364
   Advertising                                                                  724         947
   Other operating expense                                                    2,208       1,816
                                                                           --------     -------
         Total other expense                                                 11,093       9,711
                                                                           --------     -------
         Income before income taxes                                           9,001       6,471
Income tax expense                                                            3,306       2,336
                                                                           --------     -------
         Net income                                                        $  5,695     $ 4,135
                                                                           ========     =======
Net income per common share, basic and diluted*                            $   0.27
                                                                           ========
Average common shares outstanding (000's)*                                   20,826
                                                                           ========

* Information applicable to post stock conversion period only. The Company completed its initial public offering on October 1, 2002.

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                            and Comprehensive Income
                  Three Months Ended March 31, 2003 (Unaudited)
                             (dollars in thousands)

                                                                 Retained     Unallocated common   Accumulated
                                                  Additional     earnings,     stock held by the      other          Total
                                       Common      paid-in     substantially    Employee Stock    comprehensive  shareholders'
                                        stock      capital       restricted     Ownership Plan         loss          equity
                                       ------     ----------   -------------  ------------------  -------------  -------------
Balance at December 31, 2002            $226       $355,741       $2,018           $(17,684)          $(405)       $ 339,896
                                        ----       --------       ------           --------           -----        ---------

Common stock allocated
   to participants in Employee
   Stock Ownership Plan                   --            207           --                376              --              583
Comprehensive income:
   Net income                             --             --        5,695                 --              --            5,695
   Change in unrealized
      loss on available for
      sale securities, net
      of tax and reclassification
      adjustment                          --             --           --                 --             (10)             (10)
                                        ----       --------       ------           --------           -----        ---------

Total comprehensive income                --             --        5,695                 --             (10)           5,685
                                        ----       --------       ------           --------           -----        ---------

Balance at March 31, 2003               $226       $355,948       $7,713           $(17,308)          $(415)       $ 346,164
                                        ====       ========       ======           ========           =====        =========

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2003 and 2002 (Unaudited)
                             (dollars in thousands)

                                                                                               March 31,
                                                                                        ----------------------
                                                                                           2003         2002
                                                                                        ---------     --------
Reconciliation of net income to net cash provided by (used in) operating activities:

   Net income                                                                           $   5,695     $  4,135
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Net amortization (accretion) of investment and mortgage-backed securities                 5          (46)
      Depreciation and amortization                                                           670          545
      Employee Stock Ownership Plan expense                                                   583           --
      Amortization on loans receivable, net                                                 1,115          236
      Deferred income tax expense (benefit)                                                   (97)          40
      Provision for loan losses                                                             1,172          564
      Proceeds from sales of loans held for sale                                          140,590       85,724
      Originations and purchases of loans held for sale                                  (141,005)     (85,773)
      Net gain on sales of:
         Loans receivable held for sale                                                    (1,955)        (705)
         Real estate owned                                                                    (14)          --
         Premises and equipment                                                                --           (3)
      Changes in certain assets and liabilities:
         Accrued interest receivable                                                         (396)         181
         Other assets                                                                         (43)      (1,325)
         Accrued interest payable                                                            (379)        (387)
         Accrued expenses and other liabilities                                             2,710       (8,365)
                                                                                        ---------     --------
            Net cash provided by (used in) operating activities                             8,651       (5,179)
                                                                                        ---------     --------

Cash flows from investing activities:

   Purchase of investment and mortgage-backed securities, available for sale              (90,000)     (33,835)
   Proceeds from maturities of investment securities, available for sale                    2,000       12,490
   Proceeds from principal repayments of investment
    and mortgage-backed securities                                                          3,684       10,682
   Decrease (increase) in loans receivable                                               (112,409)      27,410
   Sale of Federal Home Loan Bank stock                                                        --        2,931
   Purchase of Federal Home Loan Bank stock                                                (7,610)        (776)
   Additions to premises and equipment                                                     (1,999)      (4,424)
   Proceeds from sale of premises and equipment                                                --            9
   Proceeds from sale of real estate owned                                                    597          170
                                                                                        ---------     --------
         Net cash provided by (used in) investing activities                             (205,737)      14,657
                                                                                        ---------     --------

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
             Three Months Ended March 31, 2003 and 2002 (Unaudited)
                             (dollars in thousands)

                                                                                   March 31,
                                                                            ----------------------
                                                                               2003         2002
                                                                            ---------     --------
Cash flows from financing activities:

   Net increase in deposits                                                    26,169       25,828
   Net increase (decrease) in advance payments from borrowers for taxes,
      insurance and other escrow funds                                            814       (4,366)
   Proceeds from Federal Home Loan Bank advances                              145,000           --
   Repayments of Federal Home Loan Bank advances                              (20,000)          --
   Net advances (repayments) on Federal Home Loan Bank
      line of credit and other borrowings                                      38,786      (43,100)
                                                                            ---------     --------
         Net cash provided by (used in) financing activities                  190,769      (21,638)
                                                                            ---------     --------
         Net decrease in cash and cash equivalents                             (6,317)     (12,160)

Cash and cash equivalents at beginning of period                               33,037       34,441
                                                                            ---------     --------
Cash and cash equivalents at end of period                                  $  26,720     $ 22,281
                                                                            =========     ========

Supplemental disclosures of cash flow information:
   Cash paid during period for:

      Interest                                                              $  10,666     $  8,728
      Income taxes, net of refunds                                          $     436     $    547
                                                                            =========     ========

Noncash investing activities:
   Transfers from loans to real estate owned and
      other assets through foreclosure                                      $     675     $    253
                                                                            =========     ========

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. Basis of Presentation

      TierOne Corporation (the "Company") is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation became the bank holding company for TierOne Bank (the "Bank") in connection with the public stock conversion of TierOne Bank which was completed in October 2002. TierOne Bank operates from 58 banking offices located in Nebraska, southwest Iowa and northern Kansas and two loan production offices in Colorado.

2. Basis of Consolidation

      The consolidated financial statements include the accounts of the Bank and its wholly owned subsidiary, TMS Corporation of the Americas ("TMS"). TMS is the holding company of TierOne Investments and Insurance, Inc., a wholly owned subsidiary that administers the sale of insurance and securities products and TierOne Reinsurance Company, which reinsures credit life and disability insurance policies.

      The accompanying interim consolidated financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire calendar year 2003.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

3. Investment Securities

      Investment securities at March 31, 2003 and December 31, 2002 are summarized below:

                                                           Gross Unrealized
                                                        ---------------------
           March 31, 2003               Amortized Cost    Gains       Losses      Fair Value
-------------------------------------   --------------  -------      --------     ----------
                                                        (dollars in thousands)
Held to Maturity:
   Municipal obligations                   $    153      $   --      $     --      $    153

Available for Sale:
   Mortgage-backed securities               110,142         675           270       110,547
   U.S. government agency obligations            --          --            --            --
   Corporate securities                      29,471          59           867        28,663
   Asset Management Fund - ARM Fund           6,000           5            --         6,005
                                           --------      ------      --------      --------

                                           $145,766      $  739      $  1,137      $145,368
                                           ========      ======      ========      ========

                                                           Gross Unrealized
                                                        ---------------------
         December 31, 2002              Amortized Cost    Gains       Losses      Fair Value
-------------------------------------   --------------  -------      --------     ----------
                                                        (dollars in thousands)
Held to Maturity:
   Municipal obligations                   $    157      $   --      $     --      $    157

Available for Sale:
   Mortgage-backed securities                29,881         488            --        30,369
   U.S. government agency obligations         2,000          --            --         2,000
   Corporate securities                      23,418          16           888        22,546
   Asset Management Fund - ARM Fund           6,000          --            --         6,000
                                           --------      ------      --------      --------

                                           $ 61,456      $  504      $    888      $ 61,072
                                           ========      ======      ========      ========

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

4. Loan Portfolio Composition

      Loans receivable at March 31, 2003 and December 31, 2002 are summarized below.

                                                       March 31, 2003               December 31, 2002
                                                  ------------------------       ------------------------
                                                     Amount            %            Amount            %
-------------------------------------------------------------       ------       -----------       ------
                                                                     (dollars in thousands)
Real estate loans:
  One-to-four family residential (1)              $   680,287        33.66%      $   573,209        30.00%
  Multi-family residential                             86,273         4.27%           79,953         4.18%
  Commercial real estate and land                     395,208        19.56%          398,076        20.83%
  Residential construction                            170,841         8.45%          156,322         8.18%
  Commercial construction                             142,757         7.06%          143,020         7.49%
                                                  -----------       ------       -----------       ------
     Total real estate loans                        1,475,366        73.00%        1,350,580        70.68%
                                                  -----------       ------       -----------       ------
Commercial business                                    51,099         2.53%           33,375         1.75%
                                                  -----------       ------       -----------       ------
Warehouse mortgage lines of credit                    198,001         9.80%          236,492        12.38%
                                                  -----------       ------       -----------       ------
Consumer loans:
  Home equity                                          35,720         1.77%           37,522         1.96%
  Home equity line of credit                          101,865         5.04%           94,801         4.96%
  Home improvement                                     77,729         3.85%           82,081         4.30%
  Automobile                                           63,983         3.17%           60,707         3.18%
  Other                                                17,019         0.84%           15,131         0.79%
                                                  -----------       ------       -----------       ------
     Total consumer loans                             296,316        14.67%          290,242        15.19%
                                                  -----------       ------       -----------       ------
        Total loans                                 2,020,782       100.00%        1,910,689       100.00%
                                                                    ======                         ======
Less:
  Unearned premiums and discounts                       8,164                          4,688
  Discounts on loans acquired through merger             (162)                          (174)
  Undisbursed portion of construction and
     land loans in process                           (124,142)                      (123,331)
  Deferred loan fees                                     (593)                          (516)
  Allowance for loan losses                           (17,984)                       (17,108)
                                                  -----------                    -----------
     Net loans                                    $ 1,886,065                    $ 1,774,248
                                                  ===========                    ===========

(1) Includes loans held for sale                  $    10,874                    $     8,504
                                                  ===========                    ===========

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                                                                At or for the
                                                             Three Months Ended
                                                                  March 31,
                                                          ------------------------
                                                            2003            2002
                                                          --------        --------
                                                           (dollars in thousands)
Allowance for loan losses, beginning of period            $ 17,108        $ 13,464

Provision for loan losses                                    1,172             564
Charge-offs                                                   (345)           (204)
Recoveries on loans previously charged off                      49              19
                                                          --------        --------
Allowance for loan losses, end of period                  $ 17,984        $ 13,843
                                                          ========        ========

Allowance for loan losses as a percent of
   net loans, exclusive of allowance for loan losses          0.94%           1.00%

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

      The following table sets forth information with respect to nonperforming assets and troubled debt restructurings at the dates indicated. It is our policy to cease accruing interest on loans 90 days or more past due and to charge off all accrued interest.

                                                                        March 31,    December 31,
                                                                          2003           2002
                                                                        ---------    ------------
                                                                         (dollars in thousands)
   Non-accruing loans:
     One-to-four family residential                                      $  675         $1,161
     Multi-family residential                                                --             --
     Commercial real estate and land                                      3,795          3,795
     Residential construction                                               290            106
     Commercial construction                                                 --             --
     Commercial business loans                                               --             --
     Warehouse mortgage lines of credit                                      --             --
     Consumer                                                               357            427
                                                                         ------         ------
     Total non-accruing loans                                             5,117          5,489
     Real estate owned, net (1)                                           2,059          1,967
                                                                         ------         ------
     Total nonperforming assets                                           7,176          7,456
   Troubled debt restructurings                                             206            209
                                                                         ------         ------
   Total nonperforming assets and troubled debt restructurings           $7,382         $7,665
                                                                         ======         ======

   Allowance for loan losses as a percent of nonperforming loans         351.46%        311.68%
   Total nonperforming loans as a percent of net loans, exclusive
     of allowance for loan losses                                          0.27%          0.31%
   Total nonperforming assets as a percent of total assets                 0.33%          0.38%
   Allowance for loan losses as a percent of net loans,
     exclusive of allowance for loan losses                                0.94%          0.96%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

5. Mortgage Servicing Rights

      Mortgage servicing rights are included in the Consolidated Balance Sheets under the caption "Other assets." The activity of mortgage servicing rights is summarized as follows for the following periods:

                                           Three Months Ended            Year Ended
                                               March 31,                December 31,
                                          --------------------      --------------------
                                            2003         2002         2002         2001
                                          -------      -------      -------      -------
                                                      (dollars in thousands)
Balance at beginning of period            $ 6,290      $ 4,577      $ 4,577      $ 1,101
Mortgage servicing rights capitalized       1,719        1,115        6,302        4,830
Amortization expense                       (1,246)        (294)      (2,619)      (1,004)
Valuation adjustment                         (590)          --       (1,970)        (350)
                                          -------      -------      -------      -------

Balance at end of period                  $ 6,173      $ 5,398      $ 6,290      $ 4,577
                                          =======      =======      =======      =======

      The activity of the valuation allowance on mortgage servicing rights is summarized as follows for the following periods:

                                           Three Months Ended            Year Ended
                                               March 31,                December 31,
                                          --------------------      --------------------
                                            2003         2002         2002         2001
                                          -------      -------      -------      -------
                                                      (dollars in thousands)
Balance at beginning of period            $ 2,320      $   350      $   350      $    --
Amounts charged to operations                 590           --        1,970          350
                                          -------      -------      -------      -------

Ending balance                            $ 2,910      $   350      $ 2,320      $   350
                                          =======      =======      =======      =======

      The estimated fair value of mortgage servicing rights at March 31, 2003 totaled approximately $6.2 million on a balance of $776.8 million of serviced loans at such date. The following table compares the key assumptions used in measuring the fair values of mortgage servicing rights for the periods presented:

                                            March 31, 2003     December 31, 2002
                                            --------------     -----------------
                                                  (dollars in thousands)
Fair value                                      $6,173               $6,290
Prepayment speed                             9.7% - 98.6%         9.2% - 74.0%
Weighted average prepayment speed               38.0%                29.9%
     Fair value with 10% adverse change         $5,662               $5,894
     Fair value with 20% adverse change         $5,318               $5,545
Discount rate                                9.0% - 15.0%         9.0% - 15.0%
Weighted average discount rate                  10.0%                 9.9%
     Fair value with 10% adverse change         $5,930               $6,143
     Fair value with 20% adverse change         $5,814               $6,004

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      The Bank, a subsidiary of the Company, is a $2.1 billion federally chartered savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers a wide variety of full-service consumer and commercial banking products and services to customers through a geographically diverse network of 58 banking offices in Nebraska, Iowa and Kansas and two loan production offices in Colorado. Leading products offered include residential and commercial real estate financing; consumer, construction and business loans; lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and Internet banking access.

      The Company's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses, loan sale activities and loan servicing. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Forward-Looking Statements

      In the normal course of business, in an effort to help keep our shareholders and the public informed about the Company's operations, we may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from potential acquisitions, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we may conduct business. These forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "intend," "in the event of," "may," "plan," "present," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although we believe that the anticipated results

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

or other expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, the following: competitive pressure among depository and other financial institutions may increase significantly; changes in the interest rate environment may reduce interest margins and net interest income, as well as adversely affect loan origination and sales activities and the value of certain assets, such as investment securities and mortgage servicing rights; general economic or business conditions, either nationally or in regions in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; legislation or changes in regulatory requirements, including without limitation, capital requirements, or accounting standards may adversely affect us and the business in which we are engaged; adverse changes may occur in the securities markets; our competitors may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than us; and the growth and profitability of our non-interest income may be less than expected.

      We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

      As used in this report, unless the context otherwise requires, the terms "we," "us," or "our" refer to TierOne Corporation and our wholly owned subsidiary TierOne Bank, a federally chartered stock savings bank.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Critical Accounting Policies

      We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. We establish provisions for loan losses, which are charges to our operating results, in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management performs reviews no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio. Our reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors. For each primary type of loan, we establish a loss factor reflecting our estimate of the known and inherent losses in each loan type using both quantitative analysis as well as qualitative factors. Our evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the levels of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size, terms and geographic concentration of loans held by us, the value of collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions and loan loss information for other institutions. The amount of the allowance for loan losses is only an estimate and actual losses may vary from these estimates.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

      Our total assets were $2.1 billion at March 31, 2003, a $199.4 million, or 10.2%, increase from December 31, 2002. Our available for sale investment securities amounted to $34.7 million at March 31, 2003, a $4.1 million, or 13.5%, increase from December 31, 2002 primarily due to security purchases of $6.0 million partially offset by $2.0 million of maturities during the three months ended March 31, 2003. Our mortgage-backed securities portfolio amounted to $110.5 million at March 31, 2003, a $80.2 million, or 264.0%, increase from December 31, 2002. During the three months ended March 31, 2003, we purchased two Federal National Mortgage Association ("FNMA") fixed-rate mortgage-backed security pools in an effort to grow our investment securities portfolio while further diversifying our asset base. Net loans receivable, including loans held for sale, totaled $1.9 billion at March 31, 2003, a $111.8 million, or 6.3%, increase from December 31, 2002. At March 31, 2003 our one-to-four family residential loans were $680.3 million, a $107.1 million, or 18.7%, increase compared to December 31, 2002. During the three months ended March 31, 2003 we purchased for our portfolio $142.3 million of adjustable-rate and $48.8 million of fixed-rate one-to-four family residential loans in geographically diverse markets throughout the United States.

      Our total deposits increased by $26.2 million to $1.2 billion at March 31, 2003 as compared to December 31, 2002 as we continued our efforts to increase the level of our core deposits, especially checking accounts. At March 31, 2003, our interest-bearing and non-interest-bearing checking accounts amounted to $346.4 million in the aggregate, a $20.4 million, or 6.3%, increase from the aggregate amount at December 31, 2002. Our money market accounts totaled $283.3 million, a $13.0 million, or 4.8%, increase compared to December 31, 2002. In addition, our certificates of deposit declined $9.3 million, or 1.8%, to $507.4 million at March 31, 2003 as compared to $516.7 million at December 31, 2002. Our FHLB advances and other borrowings amounted to $582.1 million at March 31, 2003, a $163.8 million, or 39.2%, increase from December 31, 2002. We have utilized FHLB advances as the primary funding source for growing our loans receivable and investment securities portfolios.

      Our shareholders' equity increased by $6.3 million to $346.2 million at March 31, 2003 compared to $339.9 million at December 31, 2002 primarily reflecting $5.7 million in net income earned for the three months ended March 31, 2003.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2003 and
2002

      General. Our net income increased by $1.6 million, or 37.7%, to $5.7 million for the three months ended March 31, 2003 compared to $4.1 million for the three months ended March 31, 2002. Our net income increased during 2003 due primarily to increased loans receivable interest income and reductions in the average rates paid on deposits and borrowings. Our average interest rate spread declined to 3.17% for the three months ended March 31, 2003 compared to 3.20% for the three months ended March 31, 2002. Our net interest margin improved to 3.70% for the three months ended March 31, 2003 as compared to 3.62% for the three months ended March 31, 2002 due in part to the investment of stock conversion proceeds. Likewise, our ratio of average interest-earning assets to average interest-bearing liabilities increased to 124.74% for the three months ended March 31, 2003 as compared to 114.07% for the three months ended March 31, 2002.

      Interest Income. Our total interest income for the three months ended March 31, 2003 was $27.9 million compared to $24.6 million for the three months ended March 31, 2002. Total interest income during the three months ended March 31, 2003 increased due to the increase in the average balance of interest-earning assets, primarily loans, partially offset by a decline in the average yield. The average balance of loans during the three months ended March 31, 2003 and 2002 was $1.8 billion and $1.3 billion, respectively. The average yield earned on net loans receivable was 6.04% for the three months ended March 31, 2003 compared to 6.92% for the three months ended March 31, 2002 which was indicative of the lower interest rate environment which continued to fuel a high level of refinance activity during 2002 and the three months ended March 31, 2003. Average yields also were lower on our investment and mortgage-backed securities during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

      Interest Expense. Our total interest expense for the three months ended March 31, 2003 was $10.3 million as compared to $11.1 million for the same period in 2002. The primary reason for the decrease in our interest expense during the three months ended March 31, 2003 was a reduction in the average rate on deposits to 2.27% from 3.03% for the same period in 2002. The average rate on our certificates of deposit was 3.44% for the three months ended March 31, 2003 as compared to 4.14% for the same period in 2002. The average rates on our interest-bearing checking accounts, money market accounts and savings accounts also declined during the three months ended March 31, 2003 as compared with the same period in 2002. Interest expense on FHLB advances and other borrowings increased by $1.1 million, or 39.2%, for the three months ended March 31, 2003 as compared with the same period in 2002 due to a higher average balance of borrowings at March 31, 2003 as compared to March 31, 2002 as the Bank continued to fund loan and investment securities portfolio growth primarily through additional borrowings. The increased cost of borrowings was partially offset by a decline in the average rate paid on borrowings from 5.06% for the three months ended March 31, 2002 to 3.79% for the three months ended March 31, 2003.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table details for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis.

                                                                         Three Months Ended March 31,
                                                  --------------------------------------------------------------------------
                                                                 2003                                   2002
                                                  -----------------------------------   ------------------------------------
                                                  Average                   Average       Average                  Average
                                                  Balance      Interest    Yield/Rate     Balance     Interest    Yield/Rate
                                                 ----------    --------    ----------   ----------    --------    ----------
                                                                            (dollars in thousands)
Interest-earning assets:
     Fed funds sold                              $   32,759     $    99       1.21%     $   45,364     $   193       1.70%
     Investment securities (1)                       57,797         544       3.76%         65,313         679       4.16%
     Mortgage-backed securities (1)                  39,156         488       4.99%         43,208         570       5.28%
     Loans receivable (2)                         1,775,506      26,793       6.04%      1,337,320      23,143       6.92%
                                                 ----------     -------                 ----------     -------
          Total interest-earning assets           1,905,218      27,924       5.86%      1,491,205      24,585       6.59%
                                                                -------     ------                     -------     ------
    Non-interest-earning assets                      84,491                                 42,468
                                                 ----------                             ----------
          Total assets                           $1,989,709                             $1,533,673
                                                 ==========                             ==========
Interest-bearing liabilities:
     Interest-bearing checking accounts          $  298,053     $   834       1.12%     $  241,213     $ 1,135       1.88%
     Regular savings accounts                        16,854          30       0.71%         13,508          43       1.27%
     Money market accounts                          272,610         967       1.42%        292,388       1,504       2.06%
     Certificate accounts                           510,729       4,392       3.44%        529,234       5,477       4.14%
                                                 ----------     -------                 ----------     -------
          Total interest-bearing deposits         1,098,246       6,223       2.27%      1,076,343       8,159       3.03%
     FHLB advances and other borrowings             429,102       4,064       3.79%        230,938       2,920       5.06%
                                                 ----------     -------                 ----------     -------
          Total interest-bearing liabilities      1,527,348      10,287       2.69%      1,307,281      11,079       3.39%
                                                                -------     ------                     -------     ------
Non-interest-bearing accounts                        40,401                                 25,938
Other liabilities                                    79,128                                 76,696
                                                 ----------                             ----------
         Total liabilities                        1,646,877                              1,409,915
Shareholders' equity                                342,832                                123,758
                                                 ----------                             ----------
Total liabilities and shareholders' equity       $1,989,709                             $1,533,673
                                                 ==========                             ==========
Net interest-earnings assets                     $  377,870                             $  183,924
                                                 ==========                             ==========
Net interest income; average
  interest rate spread                                          $17,637       3.17%                    $13,506       3.20%
                                                                =======     ======                     =======     ======
Net interest margin (3)                                                       3.70%                                  3.62%
                                                                            ======                                 ======
Average interest-earning assets to average
  interest-bearing liabilities                                              124.74%                                114.07%
                                                                            ======                                 ======

(1) Includes securities available for sale and held to maturity. Investment securities also include Federal Home Loan Bank stock.

(2) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(3) Equals net interest income (annualized) divided by average interest-earning assets.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

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

                                             Three Months Ended March 31, 2003
                                                            vs.
                                             Three Months Ended March 31, 2002
                                           -------------------------------------
                                            Increase (Decrease)
                                                   Due To                Total
                                           ----------------------      Increase
                                             Rate         Volume      (Decrease)
                                           -------       -------      ----------
                                                  (dollars in thousands)
Interest income:
   Federal funds sold                      $   (48)      $   (46)      $   (94)
   Investment securities                       (61)          (74)         (135)
   Mortgage-backed securities                  (31)          (51)          (82)
   Loans receivable, net                    (2,340)        5,990         3,650
                                           -------       -------       -------
      Total interest income                 (2,480)        5,819         3,339
                                           -------       -------       -------

Interest expense:
   Interest-bearing checking accounts         (717)          416          (301)
   Savings accounts                            (31)           18           (13)
   Money market accounts                      (441)          (96)         (537)
   Certificate accounts                       (899)         (186)       (1,085)
                                           -------       -------       -------
      Total deposits                        (2,088)          152        (1,936)
   FHLB advances and other borrowings         (473)        1,617         1,144
                                           -------       -------       -------
      Total interest expense                (2,561)        1,769          (792)
                                           -------       -------       -------
Net change in net interest income          $    81       $ 4,050       $ 4,131
                                           =======       =======       =======

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

      Provision for Loan Losses. We made a provision for loan losses of $1.2 million for the three months ended March 31, 2003 as compared to $564,000 for the three months ended March 31, 2002. Our portfolio of commercial real estate and land loans, construction loans (residential and commercial), commercial business loans and consumer loans totaled $1.1 billion at March 31, 2003, an increase of $228.7 million, or 27.6%, as compared to March 31, 2002. These loans are deemed to have higher levels of known and inherent losses than one-to-four family residential loans. As such, we have made provisions that are considered appropriate to cover probable losses. At March 31, 2003, our total nonperforming assets amounted to $7.2 million, or 0.33% of total assets, as compared to $7.5 million, or 0.38% of total assets, at December 31, 2002. During the three months ended March 31, 2003 and 2002 we charged off an aggregate of $345,000 and $204,000, respectively, of loans, primarily related to consumer loans, and had $49,000 and $19,000, respectively, in recoveries of previous charge-offs.

      Other Income. Our other income increased by $389,000, or 12.0%, to $3.6 million for the three months ended March 31, 2003 as compared to $3.2 million for the three months ended March 31, 2002. This increase was primarily the result of a $1.3 million increase in gains on loans held for sale, a $344,000 increase in checking account fees and a $239,000 increase in loan fees offset in large part by a $952,000 increase in the amortization of mortgage servicing rights and a $590,000 mortgage servicing rights impairment charge. The increase in our mortgage servicing rights valuation allowance was deemed necessary due to the continued low interest rate environment which has resulted in a continued high level of mortgage refinancing activity. Total deposit account fees and charges, driven by continued growth in new core deposit relationships, rose 35.0% to $1.3 million for the three months ended March 31, 2003 as compared to $983,000 for the three months ended March 31, 2002.

      Other Expense. Our other expense increased by $1.4 million, or 14.2%, to $11.1 million for the three months ended March 31, 2003 as compared to $9.7 million for the three months ended March 31, 2002. This increase resulted primarily from a $583,000 expense associated with the Company's Employee Stock Ownership Plan which was implemented in October 2002 as part of the Bank's mutual to stock conversion and a $543,000 increase in compensation expense related to salary increases and continued additions of business line personnel.

      Income Tax Expense. Our income tax expense increased by $970,000, or 41.5%, to $3.3 million for the three months ended March 31, 2003 as compared to $2.3 million for the three months ended March 31, 2002. The effective income tax rate for the three months ended March 31, 2003 was 36.7% as compared to 36.1% for the three months ended March 31, 2002. The increase in income tax expense for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 primarily reflects the increase in net income.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Commitments

      Our primary sources of funds are from deposits, amortization of loans and investment securities, loan and investment security prepayments and maturities, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. Excess funds are maintained in short-term, interest-bearing assets that provide additional liquidity. We also utilize outside borrowings, primarily from the FHLBank Topeka (formerly known as the Federal Home Loan Bank of Topeka), as an additional funding source.

      We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2003, we had certificates of deposit maturing within the next 12 months amounting to $307.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

      In addition to cash flow from loan and security payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund our liquidity needs. We have increased our utilization of borrowings as a cost efficient addition to deposits as a source of funds. The average balance of our borrowings was $429.1 million and $230.9 million for three months ended March 31, 2003 and 2002, respectively. To date, substantially all of our borrowings have consisted of advances from the FHLBank Topeka. Pursuant to blanket collateral agreements with FHLBank Topeka, the Company's qualifying first mortgage, multi-family, commercial real estate, second mortgage and construction loans secure such advances.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

      We have not used, and have no present intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others. At March 31, 2003, the maximum total amount of such recourse was approximately $6.8 million. Based on historical experience, at March 31, 2003, we had established a reserve of $424,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect our liquidity or capital resources. We have not traded, and do not intend to trade, in commodity contracts.

      We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Regulatory Capital

At March 31, 2003 the Bank's regulatory capital exceeded regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels at March 31, 2003 are set forth below:

                           Required Capital          Actual Capital             Excess Capital
                        ---------------------     --------------------      ---------------------
                         Amount       Percent      Amount      Percent       Amount       Percent
                         ------       -------      ------      -------       ------       -------
                                                 (dollars in thousands)
Tangible capital        $ 32,141       1.50%      $243,450      11.36%      $211,309       9.86%

Core capital              85,710       4.00%       243,450      11.36%       157,740       7.36%

Risk-based capital       137,679       8.00%       261,434      15.19%       123,755       7.19%

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Selected Operating Ratios

      Set forth below are selected operating ratios (annualized where appropriate) for the three months ended March 31, 2003 and 2002.

                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------

                                                              2003        2002
                                                            -------     -------

Selected Operating Ratios:

Average yield on interest-earning assets                       5.86%       6.59%
Average rate on interest-bearing liabilities                   2.69%       3.39%
Average interest rate spread                                   3.17%       3.20%
Net interest margin                                            3.70%       3.62%
Average interest-earning assets to average
  interest-bearing liabilities                               124.74%     114.07%
Net interest income after provision for loan
  losses to non-interest expense                             148.43%     133.28%
Total non-interest expense to average assets                   2.23%       2.55%
Efficiency ratio                                              52.16%      57.99%
Return on average assets                                       1.14%       1.09%
Return on average equity                                       6.64%      13.36%
Average equity to average assets                              17.23%       8.13%

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

      For a discussion of our asset and liability management policies as well as the methods used to manage our exposure to the risk of loss from adverse changes in market prices and rates market, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - How We Manage Our Risks" and - "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report to Shareholders for the year ended December 31, 2002. There has been no material change in our asset and liability position or the market value of our equity since December 31, 2002.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

      There are no matters required to be reported under this item. Reference is made to the Bank's ongoing litigation regarding its goodwill claims against the U.S. Government as described in "Business of TierOne Bank - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There is no change in the status of the litigation.

Item 2 - Changes in Securities and Use of Proceeds.

      There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities.

      There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders.

      On April 23, 2003, TierOne Corporation held its first Annual Meeting of Shareholders to obtain approval for four proxy proposals submitted on behalf of the Company's Board of Directors. Shareholders of record as of February 24, 2003 received proxy materials and were considered eligible to vote for these proposals. Following is a brief summary of each proposal and the result of the vote.

1. The following directors were elected by the requisite plurality of the votes cast to serve on the Company's Board of Directors for the term indicated: LaVern F. Roschewski (one-year), Ann Lindley Spence (one-year), James A. Laphen (two-year), Campbell R. McConnell (two-year), Gilbert G. Lundstrom (three-year) and Joyce Person Pocras (three-year).

                                                   FOR        AGAINST   ABSTAIN   BROKER NON-VOTES
                                                ----------   ---------  -------   ----------------
2.    To adopt the 2003 Stock Option Plan       12,556,644   1,240,970   37,654      5,492,519

3.    To adopt the 2003 Recognition and
        Retention Plan and Trust Agreement      12,330,761   1,463,051   41,456      5,492,519

4.    To ratify the appointment of KPMG LLP
        as the independent auditors for the
        year ended December 31, 2003            18,684,280     600,214   43,293            N/A

Item 5 - Other Information.

      There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K.

      (a) The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index.

 No.                                           Exhibits                                                 Location
------   ---------------------------------------------------------------------------------------     --------------
 3.1     Articles of Incorporation of TierOne Corporation                                                  (1)
 3.2     Bylaws of TierOne Corporation                                                                     (1)
 4.0     Form of Stock Certificate of TierOne Corporation                                                  (1)
10.1     Employment Agreement between TierOne Bank and Gilbert G. Lundstrom                                (1)
10.2     Employment Agreement between TierOne Bank and James A. Laphen                                     (1)
10.3     Form of Employment Agreement between TierOne Corporation and Gilbert G. Lundstrom                 (1)
10.4     Form of Employment Agreement between TierOne Corporation and James A. Laphen                      (1)
10.5     Supplemental Retirement Plan                                                                      (1)
10.6     Form of Change in Control Agreement between TierOne Bank and certain executive officers           (1)
10.7     Form of Change in Control Agreement between TierOne Bank and certain executive officers           (1)
10.8     Form of TierOne Bank Employee Severance Plan                                                      (1)
10.9     Form of Employee Stock Ownership Plan Supplemental Executive Retirement Plan                      (1)
10.10    Form of 401(k) Plan Supplemental Executive Retirement Plan                                        (1)
10.11    Director's Deferred Compensation Plan                                                             (1)
10.12    Amended and Restated Consultation Plan for Directors                                              (1)
10.13    TierOne Bank Management Incentive Compensation Plan                                               (2)
10.14    TierOne Bank Deferred Compensation Plan                                                           (2)
10.15    2003 TierOne Corporation Stock Option Plan                                                        (3)
10.16    2003 TierOne Corporation Recognition and Retention Plan and Trust Agreement                       (3)
99.1     Certification of Chairman of the Board and Chief Executive Officer
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                   Filed Herewith
99.2     Certification of Chairman of the Board and Chief Financial Officer
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                   Filed Herewith

--------------------------------------------------------------------------------

(1) Incorporated by reference from TierOne Corporation's Registration Statement on Form S-1, filed on April 3, 2002, as amended and declared effective on August 12, 2002 (File No. 333-85838).

(2) Incorporated by reference from TierOne Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.

(3) Incorporated by reference from TierOne Corporation's Definitive Proxy Statement for the Annual Meeting of Shareholders filed on March 11, 2003.

      (b)   Reports on Form 8-K:

      Date                            Item and Description
----------------     -----------------------------------------------------------
January 30, 2003     Item 9. On January 29, 2003, the Company issued a press
                     release reporting its earnings for the three months and year ended December 31, 2002.

April 23, 2003       Item 9. On April 22, 2003, the Company issued a press
                     release reporting its earnings for the three months ended
                     March 31, 2003.

April 25, 2003       Item 5. On April 23, 2003 the Company issued a press
                     release announcing the results of the Company's first annual meeting of shareholders held on April 23, 2003. In addition, On April 25, 2003, the Company announced that it would purchase shares of common stock in open market transactions to fund the 2003 Recognition and Retention
                     Plan and Trust Agreement.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TIERONE CORPORATION


Date: May 9, 2003                       By: /s/ Gilbert G. Lundstrom
                                            ------------------------------------
                                            Gilbert G. Lundstrom
                                            Chairman of the Board and Chief
                                            Executive Officer


Date: May 9, 2003                       By: /s/ Eugene B. Witkowicz
                                            ------------------------------------
                                            Eugene B. Witkowicz
                                            Executive Vice President and
                                            Chief Financial Officer

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


Date: May 9, 2003                       /s/ Gilbert G. Lundstrom
                                        ----------------------------------------
                                        Gilbert G. Lundstrom
                                        Chairman of the Board and Chief
                                        Executive Officer

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


Date: May 9, 2003                       /s/ Eugene B. Witkowicz
                                        ----------------------------------------
                                        Eugene B. Witkowicz
                                        Executive Vice President
                                        and Chief Financial Officer