Form 10-Q
period 2003-06-30
TIERONE CORP
filed 2003-08-13
CIK 1170605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from _____ to _____.

                        Commission file number: 000-50015

                               TierOne Corporation

             (Exact name of Registrant as specified in its charter)

                Wisconsin                                  04-3638672
      (State or Other Jurisdiction                     (I.R.S. Employer
    of Incorporation or Organization)                  Identification No.)

               1235 "N" Street
              Lincoln, Nebraska                              68508
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2003, a total of 22,575,075 shares of the Registrant's common stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

                                                                                                          Page
                                                                                                          ----
Item 1 -     Financial Statements....................................................................       3

Item 2 -     Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................................................      18

Item 3 -     Quantitative and Qualitative Disclosures About Market Risk..............................      32

Item 4 -     Controls and Procedures.................................................................      32

                                             PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings.......................................................................      33

Item 2 -     Changes in Securities and Use of Proceeds...............................................      33

Item 3 -     Defaults Upon Senior Securities.........................................................      33

Item 4 -     Submission of Matters to a Vote of Security Holders.....................................      33

Item 5 -     Other Information.......................................................................      34

Item 6 -     Exhibits and Reports on Form 8-K........................................................      34

Signatures   ......................................................................................        36

                      TierOne Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 June 30, 2003 (Unaudited) and December 31, 2002
                  (dollars in thousands, except per share data)

                                                    June 30, 2003   December 31, 2002
                                                    -------------   -----------------
  Assets
  Cash and due from banks                             $    28,020    $    33,037
  Federal funds sold                                           --             --
                                                      -----------    -----------

       Total cash and cash equivalents                     28,020         33,037

  Investment securities:
     Held to maturity                                         150            157
     Available for sale                                    47,126         30,546
  Mortgage-backed securities, available for sale           91,648         30,369
  Loans held for sale                                      17,220          8,504
  Loans receivable, net                                 2,007,444      1,765,744
  Federal Home Loan Bank stock                             35,468         21,459
  Premises and equipment, net                              26,589         26,810
  Accrued interest receivable                               9,325          9,084
  Other assets                                             19,288         19,825
                                                      -----------    -----------

       Total assets                                   $ 2,282,278    $ 1,945,535
                                                      ===========    ===========

  Liabilities and Shareholders' Equity
  Liabilities:
    Deposits                                          $ 1,147,609    $ 1,128,880
    Advances from Federal Home Loan Bank and other
      borrowings                                          712,718        418,329
    Advance payments from borrowers for taxes,
      insurance and other escrow funds                     32,725         29,453
    Accrued interest payable                                5,898          6,812
    Accrued expenses and other liabilities                 31,226         22,165
                                                      -----------    -----------

       Total liabilities                                1,930,176      1,605,639
                                                      -----------    -----------

  Shareholders' equity:
    Preferred stock, $0.01 par value, 10,000,000
      shares authorized; none issued                           --             --
    Common stock, $0.01 par value; 60,000,000
      shares authorized; 22,575,075 shares issued and
      outstanding                                             226            226
    Additional paid-in capital                            356,201        355,741
    Retained earnings, substantially restricted            13,848          2,018
    Unearned common stock held by Employee Stock
      Ownership Plan                                      (16,931)       (17,684)
    Unearned common stock held by Management
      Recognition and Retention Plan                         (857)            --
    Accumulated other comprehensive loss, net                (385)          (405)
                                                      -----------    -----------

       Total shareholders' equity                         352,102        339,896

Commitments and contingent liabilities
                                                      -----------    -----------

       Total liabilities and shareholders' equity     $ 2,282,278    $ 1,945,535
                                                      ===========    ===========

      See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                        Consolidated Statements of Income
                  (dollars in thousands, except per share data)

                                                        For the Three Months Ended   For the Six Months Ended
                                                                June 30,                     June 30,
                                                        --------------------------   ------------------------
                                                            2003          2002          2003          2002
                                                          --------      --------      --------      --------
Interest income:
  Loans receivable                                        $ 27,373      $ 24,008      $ 54,166      $ 47,151
  Investment securities                                      1,115         1,439         2,147         2,683
  Other interest-earning assets                                 --             9            99           207
                                                          --------      --------      --------      --------
       Total interest income                                28,488        25,456        56,412        50,041
                                                          --------      --------      --------      --------

Interest expense:
  Deposits                                                   5,866         7,862        12,089        16,022
  Advances from Federal Home Loan Bank and
    other borrowings                                         4,530         3,105         8,594         6,024
                                                          --------      --------      --------      --------
       Total interest expense                               10,396        10,967        20,683        22,046
                                                          --------      --------      --------      --------
       Net interest income                                  18,092        14,489        35,729        27,995

Provision for loan losses                                      515           643         1,687         1,207
                                                          --------      --------      --------      --------

       Net interest income after provision
         for loan losses                                    17,577        13,846        34,042        26,788
                                                          --------      --------      --------      --------

Other income:
  Fees and service charges                                     612         1,663         1,579         3,479
  Income from real estate operations, net                       26           210             8           359
  Net gain (loss) on sales of:
    Loans held for sale                                      2,653           609         4,608         1,314
    Real estate owned                                          (93)           (1)          (79)           (1)
  Other operating income                                       695           562         1,406         1,132
                                                          --------      --------      --------      --------
       Total other income                                    3,893         3,043         7,522         6,283
                                                          --------      --------      --------      --------

Other expense:
  Salaries and employee benefits                             7,096         5,342        13,415        10,487
  Occupancy, net                                             1,328         1,467         2,759         2,904
  Data processing                                              407           348           818           712
  Advertising                                                  904           942         1,628         1,889
  Other operating expense                                    2,007         1,900         4,215         3,718
                                                          --------      --------      --------      --------
       Total other expense                                  11,742         9,999        22,835        19,710
                                                          --------      --------      --------      --------
       Income before income taxes                            9,728         6,890        18,729        13,361

Income tax expense                                           3,593         2,487         6,899         4,823
                                                          --------      --------      --------      --------
       Net income                                         $  6,135      $  4,403      $ 11,830      $  8,538
                                                          ========      ========      ========      ========
Net income per common share, basic*                       $   0.29            --      $   0.57            --
                                                          ========      ========      ========      ========
Net income per common share, diluted*                     $   0.29            --      $   0.57            --
                                                          ========      ========      ========      ========
Average common shares outstanding, basic (000's)*           20,828            --        20,824            --
                                                          ========      ========      ========      ========
Average common shares outstanding, diluted (000's)*         21,012            --        20,929            --
                                                          ========      ========      ========      ========

* Information applicable to post stock conversion period only. The Company completed its initial public offering on October 1, 2002 and did not have any stock outstanding prior thereto.


      See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                            and Comprehensive Income
                   Six Months Ended June 30, 2003 (Unaudited)
                             (dollars in thousands)


                                                                                           Unearned
                                                                             Unearned       common
                                                                              common        stock
                                                                              stock      held by the
                                                                            held by the   Management
                                                              Retained        Employee   Recognition   Accumulated
                                                Additional    earnings,        Stock         and          other          Total
                                     Common      paid-in    substantially    Ownership    Retention   comprehensive   shareholders'
                                      stock      capital      restricted       Plan         Plan          loss           equity
                                    ---------   ----------  -------------   -----------  -----------  -------------   -------------
Balance at December 31, 2002        $     226    $ 355,741     $   2,018    $ (17,684)    $      --     $    (405)    $ 339,896
                                    ---------    ---------     ---------    ---------     ---------     ---------     ---------
Common stock earned by
  employees in Employee
  Stock Ownership Plan                     --          557            --          753            --            --         1,310
Common stock purchased by the
  Management Recognition
  and Retention Plan                       --          (97)           --           --        (1,357)                     (1,454)
Amortization of awards under the
  Management Recognition
  and Retention Plan                       --           --            --           --           500                         500
Comprehensive income:
  Net income                               --           --        11,830           --            --            --        11,830
  Change in unrealized loss on
    available for sale securities,
    net of tax                             --           --            --           --            --            20            20
                                    ---------    ---------     ---------    ---------     ---------     ---------     ---------
Total comprehensive income                 --           --        11,830           --            --            20        11,850
                                    ---------    ---------     ---------    ---------     ---------     ---------     ---------

Balance at June 30, 2003            $     226    $ 356,201     $  13,848    $ (16,931)    $    (857)    $    (385)    $ 352,102
                                    =========    =========     =========    =========     =========     =========     =========

      See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2003 and 2002 (Unaudited)
                             (dollars in thousands)

                                                                                        June 30,
                                                                                ------------------------
                                                                                   2003          2002
                                                                                ---------     ---------
Reconciliation of net income to net cash provided by (used in) operating activities:
  Net income                                                                    $  11,830     $   8,538
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Net amortization of investment and mortgage-backed securities                    993           192
     Depreciation and amortization                                                  1,263         1,112
     Employee Stock Ownership Plan expense                                          1,310            --
     Management Recognition and Retention Plan expense                                500            --
     Amortization of premiums on loans receivable, net                              2,286            81
     Deferred income tax expense (benefit)                                             12          (292)
     Provision for loan losses                                                      1,687         1,207
     Proceeds from sales of loans held for sale                                   311,123       170,090
     Originations and purchases of loans held for sale                           (315,231)     (165,342)
     Net (gain) loss on sales of:
       Loans held for sale                                                         (4,608)       (1,314)
       Real estate owned                                                               79             1
       Premises and equipment                                                          --            (6)
     Changes in certain assets and liabilities:
       Accrued interest receivable                                                   (241)         (175)
       Other assets                                                                   202        (2,418)
       Accrued interest payable                                                      (914)       (2,025)
       Accrued expenses and other liabilities                                       9,061        (5,984)
                                                                                ---------     ---------

        Net cash provided by operating activities                                  19,352         3,665
                                                                                ---------     ---------

Cash flows from investing activities:
  Purchase of investment and mortgage-backed securities, available for sale      (101,841)      (40,005)
  Proceeds from maturities of investment securities, available for sale             2,000        28,490
  Proceeds from principal repayments of investment
    and mortgage-backed securities                                                 21,027        15,980
  Increase in loans receivable                                                   (246,575)      (16,492)
  Sale of Federal Home Loan Bank stock                                                 --         3,002
  Purchase of Federal Home Loan Bank stock                                        (14,009)       (4,301)
  Additions to premises and equipment                                              (2,649)       (6,156)
  Proceeds from sale of premises and equipment                                         --            33
  Proceeds from sale of real estate owned                                           2,742            88
                                                                                ---------     ---------

     Net cash used in investing activities                                       (339,305)      (19,361)
                                                                                ---------     ---------

      See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
               Six Months Ended June 30, 2003 and 2002 (Unaudited)
                             (dollars in thousands)

                                                                                    June 30,
                                                                            -----------------------
                                                                               2003          2002
                                                                            ---------     ---------
Cash flows from financing activities:
  Net increase in deposits                                                  $  18,729     $  20,228
  Net increase (decrease) in advance payments from borrowers for taxes,
    insurance and other escrow funds                                            3,272        (3,727)
  Proceeds from Federal Home Loan Bank advances                               195,000            --
  Repayments of Federal Home Loan Bank advances                               (20,017)          (16)
  Net advances (repayments) on Federal Home Loan Bank
    line of credit and other borrowings                                       119,406        (9,900)
  Purchase of common stock for Management Recognition and Retention Plan       (1,454)           --
                                                                            ---------     ---------

     Net cash provided by financing activities                                314,936         6,585
                                                                            ---------     ---------

     Net decrease in cash and cash equivalents                                 (5,017)       (9,111)

Cash and cash equivalents at beginning of period                               33,037        34,441
                                                                            ---------     ---------

Cash and cash equivalents at end of period                                  $  28,020     $  25,330
                                                                            =========     =========

Supplemental disclosures of cash flow information:

  Cash paid during period for:

    Interest                                                                $  21,597     $  24,071

    Income taxes, net of refunds                                            $   7,491     $   4,907
                                                                            =========     =========

Noncash investing activities:

  Transfers from loans to real estate owned and
    other assets through foreclosure                                        $     946     $     253
                                                                            =========     =========

      See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 1 - Basis of Presentation

TierOne Corporation (the "Company") is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation became the bank holding company for TierOne Bank (the "Bank") in connection with the mutual to stock conversion of TierOne Bank which was completed in October 2002. At June 30, 2003, TierOne Bank operated from 58 banking offices located in Nebraska, southwest Iowa and northern Kansas, two loan production offices in Colorado and a loan production office in Minnesota.

Note 2   - Basis of Consolidation

The consolidated financial statements include the accounts of the Bank and its wholly owned subsidiary, TMS Corporation of the Americas ("TMS"). TMS is the holding company of TierOne Investments and Insurance, Inc., a wholly owned subsidiary that administers the sale of insurance and securities products, and TierOne Reinsurance Company, which reinsures credit life and disability insurance policies.

The accompanying interim consolidated financial statements as of June 30, 2003 and for the three and six-months ended June 30, 2003 and June 30, 2002 have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2002. The results of operations for the three and six-months ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire calendar year 2003.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 3 - Earnings Per Share

Basic and diluted earnings per share data are based on the weighted average number of common shares outstanding during each period. Employee Stock Ownership Plan ("ESOP") and Management Recognition and Retention Plan ("MRRP") shares not committed to be released are not considered to be outstanding. The basic earnings per share calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the periods. The Company's potentially dilutive common shares at June 30, 2003 represent shares issuable under its stock option and MRRP plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. Earnings per share are presented only for the three and six-months ended June 30, 2003, since no shares were outstanding for the comparable periods in 2002.

                                                           Three Months Ended June 30, 2003     Six Months Ended June 30, 2003
                                                           --------------------------------     ------------------------------
                                                                 Basic         Diluted               Basic        Diluted
                                                               ----------    -----------          ----------    -----------
                                                                                 (dollars in thousands)
Net income                                                     $    6,135    $     6,135          $   11,830    $    11,830
                                                               ==========    ===========          ==========    ===========

Weighted average number of common shares outstanding
used in basic earnings per share calculation                   20,828,000     20,828,000          20,824,000     20,824,000
                                                               ==========                         ==========
Common share equivalents - stock option and Management
Recognition and Retention Plan shares                                            183,642                            104,938
                                                                             -----------                         -----------

Weighted average number of common shares outstanding used
in diluted earnings per share calculation                                     21,012,000                         20,929,000
                                                                             ===========                        ===========
Earnings per share                                             $     0.29    $      0.29          $     0.57    $      0.57
                                                               ==========    ===========          ==========    ===========

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 4 - Investment and Mortgage-Backed Securities

Investment securities at June 30, 2003 and December 31, 2002 are summarized below.

                                                          Gross Unrealized
                                                      ------------------------
       June 30, 2003                Amortized Cost      Gains          Losses      Fair Value
                                    --------------    --------       ---------     ----------
                                                        (dollars in thousands)
Held to Maturity:
  Municipal obligations                $    150       $     --       $     --       $    150

Available for Sale:
  Mortgage-backed securities             91,786            354            492         91,648
  Corporate securities                   41,341            285            505         41,121
  Asset Management Fund - ARM Fund        6,000              5             --          6,005
                                       --------       --------       --------       --------
                                       $139,277       $    644       $    997       $138,924
                                       ========       ========       ========       ========

                                                          Gross Unrealized
                                                      ------------------------
       December 31, 2002            Amortized Cost      Gains          Losses      Fair Value
                                    --------------    --------       ---------     ----------
                                                        (dollars in thousands)
Held to Maturity:
  Municipal obligations                  $   157       $    --       $    --       $   157

Available for Sale:
  Mortgage-backed securities              29,881           488            --        30,369
  U.S. Government agency obligations       2,000            --            --         2,000
  Corporate securities                    23,418            16           888        22,546
  Asset Management Fund - ARM Fund         6,000            --            --         6,000
                                         -------       -------       -------       -------
                                         $61,456       $   504       $   888       $61,072
                                         =======       =======       =======       =======

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 5 - Loan Portfolio Composition

The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

                                                            June 30, 2003                              December 31, 2002
                                                    --------------------------------         ----------------------------------
                                                       Amount               %                  Amount                     %
                                                    -----------        -------------         -----------              ---------
                                                                             (dollars in thousands)
Real estate loans:
  One-to-four family residential (1)                $   706,500                32.45%        $   573,209                  30.00%
  Multi-family residential                               70,939                 3.26%             79,953                   4.18%
  Commercial real estate and land                       410,715                18.86%            398,076                  20.83%
  Residential construction                              193,660                 8.90%            156,322                   8.18%
  Commercial construction                               132,941                 6.11%            143,020                   7.49%
                                                    -----------        -------------         -----------              ---------
      Total real estate loans                         1,514,755                69.58%          1,350,580                  70.68%
                                                    -----------        -------------         -----------              ---------
Commercial business                                      52,976                 2.43%             33,375                   1.75%
                                                    -----------        -------------         -----------              ---------
Warehouse mortgage lines of credit                      307,865                14.14%            236,492                  12.38%
                                                    -----------        -------------         -----------              ---------
Consumer loans:
  Home equity                                            33,446                 1.53%             37,522                   1.96%
  Home equity line of credit                            108,627                 4.99%             94,801                   4.96%
  Home improvement                                       77,639                 3.57%             82,081                   4.30%
  Automobile                                             65,780                 3.02%             60,707                   3.18%
  Other                                                  16,066                 0.74%             15,131                   0.79%
                                                    -----------        -------------         -----------              ---------
      Total consumer loans                              301,558                13.85%            290,242                  15.19%
                                                    -----------        -------------         -----------              ---------
           Total loans                                2,177,154               100.00%          1,910,689                 100.00%
                                                                       =============                                  =========

Less:
  Unamortized premiums and discounts                     10,238                                    4,688
  Discounts on loans acquired through merger               (108)                                    (174)
  Undisbursed portion of construction and
    land loans in process                              (143,809)                                (123,331)
  Deferred loan fees                                       (485)                                    (516)
 Allowance for loan losses                              (18,326)                                 (17,108)
                                                    -----------                              -----------
      Net loans                                     $ 2,024,664                              $ 1,774,248
                                                    ===========                              ===========

(1) Includes loans held for sale                    $    17,220                              $     8,504
                                                    ===========                              ===========

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 6 - Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                                                           At or for the                  At or for the
                                                        Three Months Ended               Six Months Ended
                                                              June 30,                       June 30,
                                                      -----------------------       -----------------------
                                                        2003           2002           2003           2002
                                                      --------       --------       --------       --------
                                                       (dollars in thousands)        (dollars in thousands)
Allowance for loan losses, beginning of period        $ 17,984       $ 13,843       $ 17,108       $ 13,464
Provision for loan losses                                  515            643          1,687          1,207
Charge-offs                                               (209)          (174)          (554)          (378)
Recoveries on loans previously charged off                  36              7             85             26
                                                      --------       --------       --------       --------
Allowance for loan losses, end of period              $ 18,326       $ 14,319       $ 18,326       $ 14,319
                                                      ========       ========       ========       ========

Allowance for loan losses as a percent of
  net loans, exclusive of allowance for loan losses       0.90%          1.01%          0.90%          1.01%


                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 7 - Nonperforming Assets

The following table sets forth information with respect to nonperforming assets and troubled debt restructurings at the dates indicated. It is our policy to cease accruing interest on loans 90 days or more past due and to charge off all accrued interest.

                                                                  June 30,   December 31,
                                                                    2003        2002
                                                                   ------      ------
                                                                 (dollars in thousands)
Non-accruing loans:
  One-to-four family residential                                   $1,719      $1,161
  Multi-family residential                                             --          --
  Commercial real estate and land                                   4,009       3,795
  Residential construction                                            290         106
  Commercial construction                                              --          --
  Commercial business loans                                            --          --
  Warehouse mortgage lines of credit                                   --          --
  Consumer                                                            370         427
                                                                   ------      ------
  Total non-accruing loans                                          6,388       5,489
  Real estate owned, net (1)                                           48       1,967
                                                                   ------      ------
  Total nonperforming assets                                        6,436       7,456
Troubled debt restructurings                                          240         209
                                                                   ------      ------
Total nonperforming assets and troubled debt restructurings        $6,676      $7,665
                                                                   ======      ======

Allowance for loan losses as a percent of nonperforming loans      286.88%     311.68%
Total nonperforming loans as a percent of net loans, exclusive
  of allowance for loan losses                                       0.31%       0.31%
Total nonperforming assets as a percent of total assets              0.28%       0.38%
Allowance for loan losses as a percent of net loans,
  exclusive of allowance for loan losses                             0.90%       0.96%


(1) Balances at June 30, 2003 also include the disposition of a previously reported $1.4 million real estate owned property. Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 8 - Mortgage Servicing Rights

Mortgage servicing rights are included in the consolidated balance sheets under the caption "other assets." The activity of mortgage servicing rights is summarized as follows for the following periods:

                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                          --------------------      --------------------
                                            2003         2002         2003         2002
                                          -------      -------      -------      -------
                                                      (dollars in thousands)
Balance at beginning of period            $ 6,173      $ 5,398      $ 6,290      $ 4,577
Mortgage servicing rights capitalized       2,109        1,033        3,828        2,148
Amortization expense                       (1,663)        (307)      (2,909)        (601)
Valuation adjustment                       (1,366)        (460)      (1,956)        (460)
                                          -------      -------      -------      -------

Balance at end of period                  $ 5,253      $ 5,664      $ 5,253      $ 5,664
                                          =======      =======      =======      =======


The activity of the valuation allowance on mortgage servicing rights is summarized as follows for the following periods:

                                          Three Months Ended           Six Months Ended
                                               June 30,                     June 30,
                                         --------------------         -------------------
                                          2003          2002           2003         2002
                                         ------        ------         ------       ------
                                                     (dollars in thousands)
Balance at beginning of period          $ 2,910         $ 350        $ 2,320        $ 350
Amounts charged to operations             1,366           460          1,956          460
                                        -------         -----        -------        -----
Ending balance                          $ 4,276         $ 810        $ 4,276        $ 810
                                        =======         =====        =======        =====

The following table compares the key assumptions used in measuring the fair values of mortgage servicing rights at June 30, 2003 and December 31, 2002:

                                                   June 30, 2003               December 31, 2002
                                                ------------------             -----------------
                                                              (dollars in thousands)
Serviced loan portfolio balance                      $830,364                       $726,431
Fair value of mortgage servicing rights               $5,253                         $6,290
Prepayment speed                                  13.9% - 100.0%                   9.2% - 74.0%
Weighted average prepayment speed                      51.6%                          29.9%
     Fair value with 10% adverse change               $4,816                         $5,894
     Fair value with 20% adverse change               $4,487                         $5,545
Discount rate                                      9.0% - 15.0%                    9.0% - 15.0%
Weighted average discount rate                         10.1%                          9.9%
     Fair value with 10% adverse change               $5,109                         $6,143
     Fair value with 20% adverse change               $5,032                         $6,004

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 9 - Stock Based Benefit Plans

The Company has established the 2003 Management Recognition and Retention Plan and Trust Agreement ("MRRP"), which is a stock-based incentive plan. The MRRP was approved by the shareholders at the Company's Annual Meeting of Shareholders held April 23, 2003.

The following table summarizes shares of the Company's common stock awarded by the MRRP at June 30, 2003, all of which were granted in April 2003:

                                                            June 30, 2003
                                                            --------------
   Common shares authorized to be awarded by MRRP                 903,003

   Common shares awarded by MRRP                                 (764,850)

   Common shares forfeited                                             --
                                                            -------------
   Shares available for award at June 30, 2003                    138,153
                                                            =============

The shares awarded by the MRRP vest to the participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period and is based on the market value of the Company's stock as of the date of the award. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders' equity. Expense under this plan for the three and a six-months ended June 30, 2003 was $500,000. Through June 30, 2003 the Company had purchased 76,087 shares.

The Company also established the 2003 Stock Option Plan under which 2,257,508 shares of Company common stock are reserved for the grant of stock options to directors, officers and employees. The Compensation Committee of the Board of Directors determines the date the options are first exercisable and expire. Stock options awarded under the Stock Option Plan vest to participants at the rate of 20% per year. The exercise price of the options is equal to the fair market value of the common stock on the grant date.

The following is an analysis of the stock option activity for the period ended June 30, 2003.

                                                                                       Exercise Price
                                                                  Number of Shares       Per Share
                                                                  ----------------     --------------
    Outstanding at December 31, 2002                                           --                --

    Common stock options granted                                        1,852,750           $ 17.83

    Common stock options exercised                                             --                --

    Common stock options forfeited                                             --                --

                                                                      -----------         ---------
    Common stock options outstanding at June 30, 2003                   1,852,750           $ 17.83
                                                                      ===========         =========

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

At June 30, 2003, no outstanding options were exercisable, the weighted-average remaining contractual life of outstanding options was 9.83 years, and there were 404,758 shares available for future grants. At June 30, 2003, the average exercise price on outstanding options was $17.83.

The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, as the exercise price of the Company's employees' stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the MRRP is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

Pursuant to Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (FAS No. 123), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.


                                                                 Three Months Ended     Six Months Ended
                                                                   June 30, 2003          June 30, 2003
                                                                 ------------------     ----------------
                                                               (dollars in thousands, except per share data)
   Net income (as reported)                                            $ 6,135             $ 11,830

   Deduct: stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of tax                                                   (199)                (199)
                                                                     ---------            ---------
   Pro forma net income                                                $ 5,936             $ 11,631
                                                                     =========            =========

   Basic earnings per share (as reported)                                 0.29                 0.57

   Pro forma basic earnings per share                                     0.28                 0.56

   Diluted earnings per share (as reported)                               0.29                 0.57

   Pro forma diluted earnings per share                                   0.28                 0.56

The pro forma results above may not be representative of the effect reported in net income for future periods.

The fair value of the option grants was estimated using the Black Scholes option value model, with the following assumptions: dividend yield of 1.00%, expected volatility of 13.2%, risk-free interest rate of 3.5% and an original expected life of ten years for all options granted.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 10 - Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities ("VIE") are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. Interpretation No. 46 also requires new disclosures about VIEs. The Company does not believe that Interpretation No. 46 will have a material effect on its financial statements.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Bank, a subsidiary of the Company, is a $2.3 billion federally chartered savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers a wide variety of full-service consumer and commercial banking products and services to customers through a geographically diverse network of 58 banking offices in Nebraska, Iowa and Kansas, two loan production offices in Colorado and a loan production office in Minnesota. Effective July 11, 2003, the Bank reduced the total number of banking offices to 57 following the closing of its West Point, Nebraska office. Product offerings include residential and commercial real estate financing; consumer, construction and business loans; lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and internet banking access.

The Company's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment securities portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Provisions for loan losses, loan sale activities and loan servicing also affect results of operations. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

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

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Critical Accounting Policies

We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for special mention loans and those adversely classified (substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. We establish provisions for loan losses, which are charges to our operating results, in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management performs reviews no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio. Our reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors. For each primary type of loan, we establish a loss factor reflecting our estimate of the known and inherent losses in each loan type using both quantitative analysis as well as qualitative factors. Our evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the levels of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size, terms and geographic concentration of loans held by us, the value of collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions and loan loss information from other institutions. The amount of the allowance for loan losses is only an estimate and actual losses may vary from these estimates.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Our total assets were $2.3 billion at June 30, 2003, a $336.7 million, or 17.3%, increase from December 31, 2002. Our available for sale investment securities amounted to $47.1 million at June 30, 2003, a $16.6 million, or 54.3%, increase from December 31, 2002 primarily due to security purchases of $17.9 million partially offset by $2.0 million of maturities during the six months ended June 30, 2003. Our mortgage-backed securities portfolio, all of which is available for sale, amounted to $91.6 million at June 30, 2003, a $61.3 million, or 201.8%, increase from December 31, 2002. During the three months ended March 31, 2003, we purchased two Federal National Mortgage Association ("FNMA") fixed-rate mortgage-backed security pools in an effort to grow our investment and mortgage-backed securities portfolios while further diversifying our asset base. Net loans receivable, including loans held for sale, totaled $2.0 billion at June 30, 2003, a $250.4 million, or 14.1%, increase from December 31, 2002. At June 30, 2003 our one-to-four family residential loans, including loans held for sale, were $706.5 million, a $133.3 million, or 23.3%, increase compared to December 31, 2002. During the six months ended June 30, 2003, we purchased for our portfolio $182.0 million of hybrid adjustable-rate first mortgage and $112.7 million of fixed-rate second mortgage loans secured by one-to-four family residential properties in geographically diverse markets across the United States. Our residential construction loans totaled $193.7 million, a $37.3 million, or 23.9%, increase as compared to $156.3 million at December 31, 2002. Warehouse mortgage lines of credit amounted to $307.9 million, a $71.4 million, or 30.2%, increase at June 30, 2003 as compared to $236.5 million at December 31, 2002. The warehouse mortgage lines of credit lending area continues to experience increased volume due in large part to refinancing activity resulting from the existing low interest rate environment.

Our total deposits increased by $18.7 million to $1.1 billion at June 30, 2003 as compared to December 31, 2002 as we continued our efforts to increase the level of our core deposits. At June 30, 2003, our interest-bearing checking accounts totaled $290.7 million compared to $290.2 million at December 31, 2002. Our non-interest-bearing checking accounts amounted to $46.1 million, a $10.3 million, or 28.7%, increase as compared to $35.8 million at December 31, 2002. Our money market accounts totaled $277.6 million, a $7.3 million, or 2.7%, increase compared to December 31, 2002. Our certificates of deposit declined $2.4 million, or 0.5%, to $514.3 million at June 30, 2003 as compared to $516.7 million at December 31, 2002. Our Federal Home Loan Bank (FHLB) advances and other borrowings amounted to $712.7 million at June 30, 2003, a $294.4 million, or 70.4%, increase from December 31, 2002. We have utilized FHLB advances as the primary funding source for growing our loan portfolio and investment and mortgage-backed securities portfolios.

Our shareholders' equity increased by $12.2 million to $352.1 million at June 30, 2003 compared to $339.9 million at December 31, 2002 primarily reflecting $11.8 million in net income earned for the six months ended June 30, 2003.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Comparison of Operating Results for the Three and Six Months Ended June 30, 2003 and June 30, 2002

General. Net income increased by $1.7 million, or 39.3%, to $6.1 million for the three months ended June 30, 2003 compared to $4.4 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, our net income increased $3.3 million, or 38.6%, to $11.8 million compared to $8.5 million for the same period in 2002. Net income increased during 2003 due primarily to increased interest income on loans combined with reductions in the average rates paid on deposits and borrowings. Average interest rate spread declined to 3.11% and 3.16% for the three and six months ended June 30, 2003, respectively, compared to 3.58% and 3.44% for the three and six months ended June 30, 2002, respectively. Net interest margin declined to 3.57% and 3.65% for the three and six months ended June 30, 2003, respectively, compared to 3.88% and 3.76% for the three and six months ended June 30, 2002, respectively. The decline in the average interest rate spread and net interest margin for the three and six months ended June 30, 2003 is primarily attributable to the continued low interest rate environment which has fueled a high level of refinancing activity. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 122.41% and 123.12% for the three and six months ended June 30, 2003, respectively, compared to 110.04% and 110.92% for the three and six months ended June 30, 2002, respectively.

Interest Income. Our total interest income for the three months ended June 30, 2003 was $28.5 million, a $3.0 million, or 11.9%, increase compared to $25.5 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 our total interest income was $56.4 million, a $6.4 million, or 12.7%, increase compared to $50.0 million for the six months ended June 30, 2002. The increase in total interest income during the first half of 2003 was the result of an increase in the average balance of interest-earning assets partially offset by declining yields on investment securities, mortgage-backed securities and loans receivable. The average balance of loans receivable (including loans held for sale) during the three months ended June 30, 2003 and June 30, 2002 was $1.9 billion and $1.4 billion, respectively. The average balance of loans receivable (including loans held for sale) during the six months ended June 30, 2003 and June 30, 2002 was $1.8 billion and $1.4 billion, respectively. The weighted average yield earned on the loan portfolio was 5.90% and 6.97% for the three months ended June 30, 2003 and June 30, 2002, respectively. The weighted average yield on the loan portfolio for the six month periods ended June 30, 2003 and June 30, 2002 was 6.00% and 6.95%, respectively. The declines in the yields on loans receivable during the first half of 2003 reflected the lower interest rate environment which continued to fuel a high level of refinance activity.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Interest Expense. Our total interest expense for the three and six months ended June 30, 2003 was $10.4 million and $20.7 million, respectively, compared to $11.0 million and $22.0 million for the three and six months ended June 30, 2002, respectively. The primary reason for the decrease in our interest expense during the 2003 periods was a reduction in the average interest cost of deposits to 2.13% and 2.20% during the three and six month period ended June 30, 2003, respectively, compared to 2.90% and 2.97% during the same periods in 2002. The average interest cost of our certificates of deposit was 3.33% and 3.38% for the three and six months ended June 30, 2003, respectively, as compared to 3.92% and 4.03% for the same periods in 2002. The average rates on our interest-bearing checking accounts, money market accounts and savings accounts also declined during the three and six months ended June 30, 2003 as compared with the same periods in 2002. Interest expense on FHLB advances and other borrowings increased $1.4 million and $2.6 million during the three and six months ended June 30, 2003 as compared with the same periods in 2002 due to a higher average balance of borrowings as the Bank continued to fund loan and investment securities portfolio growth primarily through additional borrowings. The increased cost of borrowings was partially offset by a decline in the average cost of borrowings from 4.59% and 4.56% for the three and six months ended June 30, 2002, respectively, to 3.27% and 3.50% for the three and six months ended June 30, 2003, respectively.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Average Balances, Net Interest Income, and Yields Earned and Cost of Funds. The following tables detail for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

                                                                            Three Months Ended June 30,
                                              --------------------------------------------------------------------------------------
                                                                2003                                          2002
                                              -------------------------------------------   ----------------------------------------
                                                Average                      Average        Average                       Average
                                                Balance       Interest      Yield/Rate      Balance        Interest      Yield/Rate
                                              ------------   ------------   -----------   ------------    -----------    -----------
                                                                                  (dollars in thousands)
Interest-earning assets:
     Fed funds sold                           $        --   $        --           --     $       991     $        4          1.61%
     Investment securities (1)                     73,807           674         3.65%         80,862            947          4.68%
     Mortgage-backed securities (1)                97,572           441         1.81%         32,850            497          6.05%
     Loans receivable (2)                       1,854,530        27,373         5.90%      1,377,339         24,008          6.97%
                                              -----------   -----------                  -----------     ----------
          Total interest-earning assets         2,025,909        28,488         5.62%      1,492,042         25,456          6.82%
                                                            -----------    ---------                     ----------       -------

    Non-interest-earning assets                    83,701                                     63,791
                                              -----------                                -----------
          Total assets                        $ 2,109,610                                $ 1,555,833
                                              ===========                                ===========

Interest-bearing liabilities:
     Interest-bearing checking accounts       $   295,709   $       654         0.88%    $   270,887     $    1,267          1.87%
     Regular savings accounts                      18,523            27         0.58%         14,549             48          1.32%
     Money market accounts                        276,280           927         1.34%        281,583          1,469          2.09%
     Certificate accounts                         510,749         4,258         3.33%        518,158          5,078          3.92%
                                              -----------   -----------                  -----------     ----------
          Total interest-bearing deposits       1,101,261         5,866         2.13%      1,085,177          7,862          2.90%

     FHLB advances and other borrowings           553,722         4,530         3.27%        270,674          3,105          4.59%
                                              -----------   -----------                  -----------     ----------
          Total interest-bearing liabilities    1,654,983        10,396         2.51%      1,355,851         10,967          3.24%
                                                            -----------    ---------                     ----------       -------

Non-interest-bearing accounts                      44,643                                     28,186
Other liabilities                                  61,283                                     43,827
                                              -----------                                -----------
         Total liabilities                      1,760,909                                  1,427,864

Shareholders' equity                              348,701                                    127,969
                                              -----------                                -----------
Total liabilities and shareholders' equity    $ 2,109,610                                $ 1,555,833
                                              ===========                                ===========
Net interest-earning assets                   $   370,926                                $   136,191
                                              ===========                                ===========

Net interest income; average
  interest rate spread                                      $    18,092         3.11%                    $   14,489          3.58%
                                                            ===========    =========                     ==========       =======

Net interest margin (3)                                                         3.57%                                        3.88%
                                                                           =========                                      =======

Average interest-earning assets to average
  interest-bearing liabilities                                                122.41%                                      110.04%
                                                                           =========                                      =======

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

                      TIERONE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                                                             Six Months Ended June 30,
                                              --------------------------------------------------------------------------------------
                                                                2003                                          2002
                                              -------------------------------------------   ----------------------------------------
                                                Average                      Average        Average                       Average
                                                Balance       Interest      Yield/Rate      Balance        Interest      Yield/Rate
                                              ------------   ------------   -----------   ------------    -----------    -----------
                                                                               (dollars in thousands)
Interest-earning assets:
     Fed funds sold                         $   16,289         $     99           1.21%    $   23,054        $    197         1.71%
     Investment securities (1)                  66,075            1,218           3.69%        74,019           1,626         4.39%
     Mortgage-backed securities (1)             68,179              929           2.73%        36,678           1,067         5.82%
     Loans receivable (2)                    1,807,014           54,166           6.00%     1,356,129          47,151         6.95%
                                            ----------         --------                    ----------        --------
          Total interest-earning assets      1,957,557           56,412           5.76%     1,489,880          50,041         6.72%
                                                               --------         ------                       --------       ------
    Non-interest-earning assets                 84,152                                         48,410
                                            ----------                                     ----------
          Total assets                      $2,041,709                                     $1,538,290
                                            ==========                                     ==========

Interest-bearing liabilities:
     Interest-bearing checking accounts     $  296,247         $  1,488           1.00%    $  254,860        $  2,403         1.89%
     Regular savings accounts                   17,659               57           0.65%        14,041              91         1.30%
     Money market accounts                     273,178            1,894           1.39%       286,901           2,973         2.07%
     Certificate accounts                      511,217            8,650           3.38%       523,472          10,555         4.03%
                                            ----------         --------         ------     ----------        --------       ------

          Total interest-bearing deposits    1,098,301           12,089           2.20%     1,079,274          16,022         2.97%

     FHLB advances and other borrowings        491,615            8,594           3.50%       263,961           6,024         4.56%
                                            ----------         --------                    ----------        --------
          Total interest-bearing
            liabilities                      1,589,916           20,683           2.60%     1,343,235          22,046         3.28%
                                                               --------         ------                       --------       ------
Non-interest-bearing accounts                   42,150                                         27,153
Other liabilities                               63,933                                         42,007
                                            ----------                                     ----------
         Total liabilities                   1,695,999                                      1,412,395

Shareholders' equity                           345,710                                        125,895
                                            ----------                                     ----------
Total liabilities and shareholders' equity  $2,041,709                                     $1,538,290
                                            ==========                                     ==========

Net interest-earning assets                 $  367,641                                     $  146,645
                                            ==========                                     ==========
Net interest income; average
  interest rate spread                                         $ 35,729           3.16%                      $ 27,995         3.44%
                                                               ========         ======                       ========       ======
Net interest margin (3)                                                           3.65%                                       3.76%
                                                                                ======                                      ======
Average interest-earning assets to
average interest-bearing liabilities                                            123.12%                                     110.92%
                                                                                ======                                      ======

(1) Includes securities available for sale and held to maturity. Investment securities also includes Federal Home Loan Bank stock.

(2) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and and allowance for loan losses.

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

                                          Three Months Ended June 30, 2003          Six Months Ended June 30, 2003
                                                      Compared to                             Compared to
                                          Three Months Ended June 30, 2002          Six Months Ended June 30, 2002
                                          ---------------------------------      ----------------------------------
                                           Increase (Decrease)                     Increase (Decrease)
                                                 Due To              Total              Due To               Total
                                          --------------------      Increase     ---------------------      Increase
                                           Rate         Volume     (Decrease)     Rate         Volume      (Decrease)
                                           ----         ------     ----------     ----         ------      ----------
                                                                  (dollars in thousands)
Interest income:
   Federal funds sold                     $    (2)     $    (2)     $    (4)     $   (49)     $    (49)     $   (98)
   Investment securities                     (195)         (78)        (273)        (245)         (163)        (408)
   Mortgage-backed securities                (529)         473          (56)        (753)          615         (138)
   Loans receivable                        (4,069)       7,434        3,365       (7,134)       14,149        7,015
                                          -------      -------      -------      -------      --------      -------
      Total interest income                (4,795)       7,827        3,032       (8,181)       14,552        6,371
                                          -------      -------      -------      -------      --------      -------

Interest expense:
   Interest-bearing checking accounts        (720)         107         (613)      (1,258)          343         (915)
   Savings accounts                           (32)          11          (21)         (53)           19          (34)
   Money market accounts                     (515)         (27)        (542)        (943)         (136)      (1,079)
   Certificate accounts                      (748)         (72)        (820)      (1,663)         (242)      (1,905)
                                          -------      -------      -------      -------      --------      -------
      Total deposits                       (2,015)          19       (1,996)      (3,917)          (16)      (3,933)
   FHLB advances and other borrowings      (1,091)       2,516        1,425       (1,669)        4,239        2,570
                                          -------      -------      -------      -------      --------      -------
      Total interest expense               (3,106)       2,535         (571)      (5,586)        4,223       (1,363)
                                          -------      -------      -------      -------      --------      -------
Net change in net interest income         $(1,689)     $ 5,292      $ 3,603      $(2,595)     $ 10,329      $ 7,734
                                          =======      =======      =======      =======      ========      =======

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Provision for Loan Losses. We made a provision for loan losses of $515,000 for the three months ended June 30, 2003 as compared to $643,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, our provision for loan losses was $1.7 million as compared to $1.2 million for the same period in 2002. Our portfolio of commercial real estate and land loans, construction loans (residential and commercial), commercial business loans and consumer loans totaled $1.1 billion at June 30, 2003, an increase of $205.4 million, or 23.2%, as compared to June 30, 2002. These loans are deemed to have higher levels of known and inherent losses than one-to-four family residential loans due to, among other things, the nature of the collateral and the dependency on economic conditions for successful completion or operation of the project. As such, we have made provisions in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at the relevant date. At June 30, 2003, our total nonperforming assets amounted to $6.4 million, or 0.28% of total assets, as compared to $7.5 million, or 0.38% of total assets, at December 31, 2002. During the three and six months ended June 30, 2003, we charged-off, net of recoveries, $173,000 and $469,000, respectively, of loans, primarily related to consumer loans. At June 30, 2003, our allowance for loan losses amounted to 286.88% of nonperforming loans and 0.90% of net loans exclusive of the allowance for loan losses.

Other Income. Our other income increased by $850,000 or 27.9%, to $3.9 million for the three months ended June 30, 2003 as compared to $3.0 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, other income amounted to $7.5 million, a $1.2 million, or 19.7%, increase compared to $6.3 million for the same period in 2002. The increase during the three month period ended June 30, 2003 was primarily the result of a $2.0 million increase in gains on loans held for sale, a $616,000 increase in loan fees and a $482,000 increase in checking account fees offset in large part by a $1.4 million increase in the amortization of mortgage servicing rights and a $906,000 increase in mortgage servicing rights impairment charges. Amortization expense and impairment charges related to mortgage servicing rights are recorded as a reduction to fee and service charge income. For the six months ended June 30, 2003, the increase in other income was attributable to a $3.3 million increase in gains on loans held for sale, a $1.1 million increase in loan fees and a $826,000 increase in checking account fees partially offset by a $2.3 million increase in amortization of mortgage servicing rights and a $1.5 million increase in mortgage servicing rights impairment charges. The increase in our mortgage servicing rights valuation allowance was deemed necessary due to the sustained low interest rate environment which has resulted in a continued high level of mortgage refinancing activity. Total deposit account fees and charges, driven by continued growth in new core deposit relationships, rose 39.4% and 37.4%, to $1.7 million and $3.0 million, respectively, for the three and six months ended June 30, 2003 as compared to the same periods in 2002.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Other Expense. Our other expense increased by $1.7 million, or 17.4%, to $11.7 million for the three months ended June 30, 2003 as compared to $10.0 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, other expense totaled $22.8 million, a $3.1 million, or 15.9%, increase compared to $19.7 million during the same period in 2002. This increase during the six month period ended June 30, 2003 resulted primarily from a $1.3 million expense associated with the Company's ESOP which was implemented in October 2002 as part of the Bank's mutual to stock conversion, a $1.1 million increase in compensation expense related to salary increases and continued additions of business line personnel and a $500,000 expense related to the MRRP.

Income Tax Expense. Our income tax expense increased by $1.1 million to $3.6 million and by $2.1 million to $6.9 million for the three and six months ended June 30, 2003, respectively. The effective income tax rate for the three and six months ended June 30, 2003 was 36.9% and 36.8%, respectively, as compared to 36.1% for both the three and six months ended June 30, 2002.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Commitments

Our primary sources of funds are from deposits, amortization of loans and investment securities, loan and investment security prepayments and maturities and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. Excess funds are maintained in short-term, interest-bearing assets that provide additional liquidity. We also utilize outside borrowings, primarily from the FHLBank Topeka (formerly known as the Federal Home Loan Bank of Topeka), as an additional funding source.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2003, we had certificates of deposit maturing within the next 12 months amounting to $291.1 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and investment and mortgage-backed securities payments and prepayments, as well as from sales of available for sale securities, we have additional borrowing capacity available to fund our liquidity needs. We have increased our utilization of borrowings as a cost efficient addition to deposits as a source of funds. The average balance of our borrowings was $553.7 million and $270.7 million for three months ended June 30, 2003 and June 30, 2002, respectively. The average balance of our borrowings was $491.6 million and $264.0 million for the six months ended June 30, 2003 and June 30, 2002, respectively. To date, substantially all of our borrowings have consisted of advances from the FHLBank Topeka. Pursuant to blanket collateral agreements with the FHLBank Topeka, the Company has pledged qualifying one-to-four family residential, multi-family, commercial real estate, second mortgage, construction loans and mortgage-backed securities as collateral for such advances.

We have not used, and have no present intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others. At June 30, 2003, the maximum total amount of such recourse was approximately $8.3 million. Based on historical experience, at June 30, 2003, we had established a reserve of $514,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect our liquidity or capital resources. We have not traded, and do not intend to trade, in commodity contracts.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Regulatory Capital

At June 30, 2003 the Bank's regulatory capital exceeded regulatory limits set by the Office of Thrift Supervision. The current regulatory requirements and the Bank's actual levels at June 30, 2003 are set forth below:

                                   Required Capital                   Actual Capital                  Excess Capital
                               ------------------------         ------------------------          -----------------------
                               Amount           Percent         Amount           Percent          Amount          Percent
                               ------           -------         ------           -------          ------          -------
                                                                 (dollars in thousands)
Tangible capital               $ 34,182          1.50%         $ 250,854          11.01%         $ 216,672         9.51%

Core capital                     91,151          4.00%           250,854          11.01%           159,703         7.01%

Risk-based capital              151,179          8.00%           269,180          14.24%           118,001         6.24%


In meeting governmental guidelines, the Bank remains classified as a "well capitalized" financial institution.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Selected Operating Ratios

Set forth below are selected operating ratios (annualized where appropriate) for the three and six months ended June 30, 2003 and June 30, 2002.

                                                      Three Months Ended      Six Months Ended
                                                           June 30,                June 30,
                                                      -----------------        ---------------
                                                      2003         2002        2003       2002
                                                      ----         ----        ----       ----
Selected Operating Ratios:

Average yield on interest-earning assets               5.62%       6.82%       5.76%       6.72%
Average rate on interest-bearing liabilities           2.51%       3.24%       2.60%       3.28%
Average interest rate spread                           3.11%       3.58%       3.16%       3.44%
Net interest margin                                    3.57%       3.88%       3.65%       3.76%
Average interest-earning assets to average
  interest-bearing liabilities                       122.41%     110.04%     123.12%     110.92%
Net interest income after provision for loan
  losses to non-interest expense                     149.69%     138.47%     149.08%     135.91%
Total non-interest expense to average assets           2.23%       2.57%       2.24%       2.56%
Efficiency ratio (1)                                  53.41%      57.03%      52.80%      57.50%
Return on average assets                               1.16%       1.13%       1.16%       1.11%
Return on average equity                               7.04%      13.76%       6.84%      13.56%
Average equity to average assets                      16.53%       8.23%      16.93%       8.18%

Other Ratios:

Nonperforming loans as a percent of net loans          0.31%       0.31%       0.31%       0.31%
Nonperfoming assets to total assets                    0.28%       0.29%       0.28%       0.29%
Allowance for loan losses to total
  nonperforming loans                                286.88%     329.32%     286.88%     329.32%
Allowance for loan losses as a percent of net
  loans, exclusive of allowance for loan losses        0.90%       1.01%       0.90%       1.01%


(1) Efficiency ratio is calculated as total other expense divided by the sum of net interest income and total other income.

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

Item 4 - Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

With respect to the Bank's ongoing litigation regarding its goodwill claims against the U.S. Government, reference is made to "Business of TierOne Bank - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. On May 19, 2003, a four-day trial related solely to issues of liability commenced, as scheduled, and at the conclusion of the trial on May 23, 2003, the judge directed that both parties simultaneously file post-trial briefs by June 20, 2003. The court has indicated that a decision with regard to liability of the U.S. Government for damages could be issued within 90 days following submission of post-trial briefs. We are currently awaiting this decision from the court.

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

1. The following directors were elected by the requisite plurality of the votes cast to serve on the Company's Board of Directors for the term indicated: LaVern F. Roschewski (one-year), Ann Lindley Spence (one-year), James A. Laphen (two-year), Campbell R. McConnell (two-year), Gilbert G. Lundstrom (three-year) and Joyce Person Pocras (three-year). There was no solicitation in oppostion to the Board's nominees.

                                                                                                  BROKER
                                                         FOR        AGAINST         ABSTAIN     NON-VOTES
                                                      ----------   ----------      ----------  -----------
2.    To adopt the 2003 Stock Option Plan             12,556,644    1,240,970        37,654     5,492,519

3.    To adopt the 2003 Management
        Recognition and Retention Plan
        and Trust Agreement                           12,330,761    1,463,051        41,456     5,492,519

4.    To ratify the appointment of KPMG LLP as
        the independent auditors for the
        year ended December 31, 2003                  18,684,280      600,214        43,293        N/A


Item 5 - Other Information.

      There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K.

      (a) The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index.

      No.                                  Exhibits                                                                     Location
 ------------   -------------------------------------------------------------------------------------------          --------------
       3.1      Articles of Incorporation of TierOne Corporation                                                         (1)
       3.2      Bylaws of TierOne Corporation                                                                            (1)
       4.0      Form of Stock Certificate of TierOne Corporation                                                         (1)
      10.1      Employment Agreement between TierOne Bank and Gilbert G. Lundstrom                                       (1)
      10.2      Employment Agreement between TierOne Bank and James A. Laphen                                            (1)
      10.3      Form of Employment Agreement between TierOne Corporation and Gilbert G. Lundstrom                        (1)
      10.4      Form of Employment Agreement between TierOne Corporation and James A. Laphen                             (1)
      10.5      Supplemental Retirement Plan                                                                             (1)
      10.6      Form of Change in Control Agreement between TierOne Bank and certain executive officers                  (1)
      10.7      Form of Change in Control Agreement between TierOne Bank and certain executive officers                  (1)
      10.8      Form of TierOne Bank Employee Severance Plan                                                             (1)
      10.9      Form of Employee Stock Ownership Plan Supplemental Executive Retirement Plan                             (1)
      10.10     Form of 401(k) Plan Supplemental Executive Retirement Plan                                               (1)
      10.11     Director's Deferred Compensation Plan                                                                    (1)
      10.12     Amended and Restated Consultation Plan for Directors                                                     (1)
      10.13     TierOne Bank Management Incentive Compensation Plan                                                      (2)
      10.14     TierOne Bank Deferred Compensation Plan                                                                  (2)
      10.15     TierOne Corporation 2003 Stock Option Plan                                                               (3)
      10.16     TierOne Corporation 2003 Management Recognition and Retention Plan and Trust Agreement                   (3)
      31.1      Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange
                  Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      Filed Herewith
      31.2      Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange
                  Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      Filed Herewith
      32.1      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002   Filed Herewith
      32.2      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002   Filed Herewith

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

(2) Incorporated by reference from TierOne Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.

(3) Incorporated by reference from TierOne Corporation's Definitive Proxy Statement for the Annual Meeting of Shareholders filed on March 11, 2003.

         (b) Reports on Form 8-K:


             Date                                    Item and Description
-------------------------------  --------------------------------------------------------------
        April 23, 2003           Item 9.  On April 22, 2003, the Company issued a
                                 press release reporting its earnings for the three
                                 months ended March 31, 2003.

        April 25, 2003           Item 5.  On April 23, 2003 the Company issued a
                                 press release announcing the results of the Company's
                                 first annual meeting of shareholders held on April 23, 2003.
                                 In addition, on April 25, 2003, the Company announced
                                 that it would purchase shares of common stock in open
                                 market transactions to fund the 2003 Management
                                 Recognition and Retention Plan and Trust Agreement.

        July 21, 2003            Item 9.  On July 18, 2003 the Company issued a press
                                 release reporting its earnings for the three and six months ending June 30, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TIERONE CORPORATION

Date:    August 12, 2003            By:  /s/ Gilbert G. Lundstrom
                                         ---------------------------------------
                                         Gilbert G. Lundstrom
                                         Chairman of the Board and Chief
                                         Executive Officer


Date:    August 12, 2003            By:  /s/ Eugene B. Witkowicz
                                         ---------------------------------------
                                         Eugene B. Witkowicz
                                         Executive Vice President and
                                         Chief Financial Officer