Form 10-Q
period 2003-09-30
TIERONE CORP
filed 2003-11-12
CIK 1170605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the transition period from _____ to _____.

                        Commission file number: 000-50015

                               TierOne Corporation

             (Exact name of Registrant as specified in its charter)

             Wisconsin                                    04-3638672
----------------------------------          ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

           1235 "N" Street
           Lincoln, Nebraska                                    68508
----------------------------------------                -----------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (402) 475-0521
            -------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 5, 2003, the registrant had 22,272,775 shares of common stock, $.01 par value per share, outstanding.

                         PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

                                                                            Page
                                                                            ----

Item 1 - Financial Statements ...........................................    3

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................   18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk .....   32

Item 4 - Controls and Procedures ........................................   32

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ..............................................   33

Item 2 - Changes in Securities and Use of Proceeds ......................   33

Item 3 - Defaults Upon Senior Securities ................................   33

Item 4 - Submission of Matters to a Vote of Security Holders ............   33

Item 5 - Other Information ..............................................   33

Item 6 - Exhibits and Reports on Form 8-K ...............................   34

Signatures ..............................................................   36

                      TierOne Corporation and Subsidiaries
                           Consolidated Balance Sheets
              September 30, 2003 (Unaudited) and December 31, 2002
                  (dollars in thousands, except per share data)

                                                                        September 30, 2003    December 31, 2002
                                                                        ------------------    -----------------
Assets
Cash and due from banks                                                     $    30,603           $    33,037
Federal funds sold                                                               56,000                    --
                                                                            -----------           -----------

        Total cash and cash equivalents                                          86,603                33,037

Investment securities:
   Held to maturity                                                                 146                   157
   Available for sale                                                            33,860                30,546
Mortgage-backed securities, available for sale                                   19,151                30,369
Loans held for sale                                                              15,824                 8,504
Loans receivable, net                                                         1,849,171             1,765,744
Federal Home Loan Bank stock                                                     36,818                21,459
Premises and equipment, net                                                      27,318                26,810
Accrued interest receivable                                                       8,920                 9,084
Other assets                                                                     20,624                19,825
                                                                            -----------           -----------

        Total assets                                                        $ 2,098,435           $ 1,945,535
                                                                            ===========           ===========

Liabilities and Shareholders' Equity

Liabilities:
   Deposits                                                                 $ 1,186,825           $ 1,128,880
   Advances from Federal Home Loan Bank and other borrowings                    521,733               418,329
   Advance payments from borrowers for taxes, insurance and
      other escrow funds                                                         21,924                29,453
   Accrued interest payable                                                       4,645                 6,812
   Accrued expenses and other liabilities                                        21,676                22,165
                                                                            -----------           -----------

        Total liabilities                                                     1,756,803             1,605,639
                                                                            -----------           -----------

Shareholders' equity:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized;
      none issued                                                                    --                    --
   Common stock, $0.01 par value; 60,000,000 shares authorized;
      22,575,075 shares issued and outstanding                                      226                   226
   Additional paid-in capital                                                   353,553               355,741
   Retained earnings, substantially restricted                                   20,136                 2,018
   Unearned common stock held by Employee Stock
      Ownership Plan                                                            (16,555)              (17,684)
   Unearned common stock held by Management
      Recognition and Retention Plan                                            (15,664)                   --
   Accumulated other comprehensive loss, net                                        (64)                 (405)
                                                                            -----------           -----------

        Total shareholders' equity                                              341,632               339,896

Commitments and contingent liabilities
                                                                            -----------           -----------

        Total liabilities and shareholders' equity                          $ 2,098,435           $ 1,945,535
                                                                            ===========           ===========

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                  Consolidated Statements of Income (Unaudited)
                  (dollars in thousands, except per share data)

                                                        For the Three Months Ended     For the Nine Months Ended
                                                              September 30,                   September 30,
                                                        --------------------------     --------------------------

                                                           2003            2002           2003            2002
                                                        ----------      ----------     ----------      ----------
Interest income:
  Loans receivable                                      $   26,608      $   25,329     $   80,774      $   72,480
  Investment and mortgage-backed securities                    540           1,095          2,687           3,778
  Other interest-earning assets                                 33             118            132             325
                                                        ----------      ----------     ----------      ----------

        Total interest income                               27,181          26,542         83,593          76,583
                                                        ----------      ----------     ----------      ----------

Interest expense:
  Deposits                                                   5,316           7,941         17,405          23,963
  Advances from Federal Home Loan Bank and
    other borrowings                                         4,802           3,323         13,396           9,347
                                                        ----------      ----------     ----------      ----------

        Total interest expense                              10,118          11,264         30,801          33,310
                                                        ----------      ----------     ----------      ----------

        Net interest income                                 17,063          15,278         52,792          43,273

Provision for loan losses                                    1,106           1,262          2,793           2,469
                                                        ----------      ----------     ----------      ----------

        Net interest income after provision
          for loan losses                                   15,957          14,016         49,999          40,804
                                                        ----------      ----------     ----------      ----------

Other income:
  Fees and service charges                                   3,048           1,119          4,627           4,598
  Income (loss) from real estate operations, net               (14)            224             (6)            583
  Net gain (loss) on sales of:
    Loans held for sale                                      2,618             806          7,226           2,120
    Real estate owned                                           (1)              4            (80)              3
  Other operating income                                       860             761          2,266           1,893
                                                        ----------      ----------     ----------      ----------

        Total other income                                   6,511           2,914         14,033           9,197
                                                        ----------      ----------     ----------      ----------

Other expense:
  Salaries and employee benefits                             7,340           5,640         20,755          16,127
  Occupancy, net                                             1,495           1,393          4,254           4,297
  Data processing                                              432             358          1,250           1,070
  Advertising                                                  957             848          2,585           2,737
  Other operating expense                                    2,164           1,794          6,379           5,512
                                                        ----------      ----------     ----------      ----------

        Total other expense                                 12,388          10,033         35,223          29,743
                                                        ----------      ----------     ----------      ----------

        Income before income taxes                          10,080           6,897         28,809          20,258

Income tax expense                                           3,792           2,487         10,691           7,310
                                                        ----------      ----------     ----------      ----------

        Net income                                      $    6,288      $    4,410     $   18,118      $   12,948
                                                        ==========      ==========     ==========      ==========

Net income per common share, basic*                     $     0.31              --     $     0.88              --
                                                        ==========      ==========     ==========      ==========

Net income per common share, diluted*                   $     0.30              --     $     0.87              --
                                                        ==========      ==========     ==========      ==========

Average common shares outstanding, basic (000's)*           20,497              --         20,693              --
                                                        ==========      ==========     ==========      ==========

Average common shares outstanding, diluted (000's)*         20,806              --         20,874              --
                                                        ==========      ==========     ==========      ==========

* Information applicable to post stock conversion period only. The Company completed its initial public offering on October 1, 2002 and did not have any stock outstanding prior thereto.

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
         Consolidated Statements of Changes in Shareholders' Equity and
                              Comprehensive Income
                Nine Months Ended September 30, 2003 (Unaudited)
                             (dollars in thousands)


                                                                                                       Unearned
                                                                                     Unearned        common stock
                                                                       Retained     common stock      held by the
                                                                       earnings,     held by the       Management
                                                      Additional     substantially  Employee Stock  Recognition and
                                      Common stock  paid-in capital    restricted   Ownership Plan   Retention Plan
                                      ------------  ---------------  -------------  --------------  ---------------
Balance at December 31, 2002           $     226       $ 355,741        $   2,018     $ (17,684)        $      --
                                       ---------       ---------        ---------     ---------         ---------

Common stock earned by
  employees in Employee
  Stock Ownership Plan                        --           1,010               --         1,129                --
Common stock purchased by the
  Management Recognition
  and Retention Plan                          --          (3,198)              --            --           (16,846)
Amortization of awards under the
  Management Recognition
  and Retention Plan                          --              --               --            --             1,182
Comprehensive income:
  Net income                                  --              --           18,118            --                --
  Change in unrealized loss on
    available for sale securities,
    net of tax                                --              --               --            --                --
                                       ---------       ---------        ---------     ---------         ---------

Total comprehensive income                    --              --           18,118            --                --
                                       ---------       ---------        ---------     ---------         ---------

Balance at September 30, 2003          $     226       $ 353,553        $  20,136     $ (16,555)        $ (15,664)
                                       =========       =========        =========     =========         =========


                                      Accumulated
                                         other         Total
                                     comprehensive  shareholders'
                                         loss          equity
                                     -------------  -------------
Balance at December 31, 2002           $    (405)     $ 339,896
                                       ---------      ---------

Common stock earned by
  employees in Employee
  Stock Ownership Plan                        --          2,139
Common stock purchased by the
  Management Recognition
  and Retention Plan                          --        (20,044)
Amortization of awards under the
  Management Recognition
  and Retention Plan                          --          1,182
Comprehensive income:
  Net income                                  --         18,118
  Change in unrealized loss on
    available for sale securities,
    net of tax                               341            341
                                       ---------      ---------

Total comprehensive income                   341         18,459
                                       ---------      ---------

Balance at September 30, 2003          $     (64)     $ 341,632
                                       =========      =========

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2003 and 2002 (Unaudited)
                             (dollars in thousands)

                                                                                      September 30,
                                                                                 ------------------------

                                                                                    2003           2002
                                                                                 ---------      ---------
Reconciliation of net income to net cash provided by (used in) operating activities:

   Net income                                                                    $  18,118      $  12,948
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Net premium amortization of investment and mortgage-backed securities         2,234            236
       Depreciation and amortization                                                 1,876          1,678
       Employee Stock Ownership Plan expense                                         2,139             --
       Management Recognition and Retention Plan expense                             1,182             --
       Amortization of premiums on loans receivable, net                             4,582            229
       Deferred income tax benefit                                                    (640)          (654)
       Provision for loan losses                                                     2,793          2,469
       Proceeds from sales of loans held for sale                                  564,200        277,491
       Originations and purchases of loans held for sale                          (564,294)      (298,062)
       Net (gain) loss on sales of:
         Loans held for sale                                                        (7,226)        (2,120)
         Real estate owned                                                              80             (3)
         Premises and equipment                                                          7           (206)
       Changes in certain assets and liabilities:
         Accrued interest receivable                                                   164           (185)
         Other assets                                                                 (180)        (4,336)
         Accrued interest payable                                                   (2,167)        (3,241)
         Accrued expenses and other liabilities                                       (489)        (2,609)
                                                                                 ---------      ---------

           Net cash provided by (used in) operating activities                      22,379        (16,365)
                                                                                 ---------      ---------

Cash flows from investing activities:

   Purchase of investment and mortgage-backed securities, available for sale      (108,486)       (67,786)
   Proceeds from maturities of investment securities, available for sale            22,000         67,554
   Proceeds from principal repayments of investment
     and mortgage-backed securities                                                 38,917         22,013
   Proceeds from sale of mortgage-back securities, available for sale               53,775             --
   Increase in loans receivable                                                    (96,185)      (217,401)
   Sale of Federal Home Loan Bank stock                                                 --          3,102
   Purchase of Federal Home Loan Bank stock                                        (15,359)        (7,896)
   Additions to premises and equipment                                              (4,001)        (8,596)
   Proceeds from sale of premises and equipment                                          3            408
   Proceeds from sale of real estate owned                                           6,747            886
                                                                                 ---------      ---------

           Net cash used in investing activities                                  (102,589)      (207,716)
                                                                                 ---------      ---------

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
            Nine Months Ended September 30, 2003 and 2002 (Unaudited)
                             (dollars in thousands)

                                                                                   September 30,
                                                                              ------------------------

                                                                                 2003           2002
                                                                              ---------      ---------
Cash flows from financing activities:

   Net increase in deposits                                                   $  57,945      $  72,568
   Net increase (decrease) in advance payments from borrowers for taxes,
     insurance and other escrow funds                                            (7,529)         1,098
   Proceeds from Federal Home Loan Bank advances                                195,000         50,000
   Repayments of Federal Home Loan Bank advances                                (30,017)           (16)
   Net repayments on Federal Home Loan Bank line of credit
     and other borrowings                                                       (61,579)       (76,300)
   Proceeds from stock subscription                                                  --        213,333
   Purchase of common stock for Management Recognition and Retention Plan       (20,044)            --
                                                                              ---------      ---------

           Net cash provided by financing activities                            133,776        260,683
                                                                              ---------      ---------

           Net increase in cash and cash equivalents                             53,566         36,602

Cash and cash equivalents at beginning of period                                 33,037         34,441
                                                                              ---------      ---------

Cash and cash equivalents at end of period                                    $  86,603      $  71,043
                                                                              =========      =========

Supplemental disclosures of cash flow information:

   Cash paid during period for:

   Interest                                                                   $  32,968      $  36,551
                                                                              =========      =========

   Income taxes, net of refunds                                               $  10,618      $   7,734
                                                                              =========      =========

Noncash investing activities:

   Transfers from loans to real estate owned and
     other assets through foreclosure                                         $   5,383      $     949
                                                                              =========      =========

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 1 - Basis of Presentation

TierOne Corporation (the "Company") is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation became the holding company for TierOne Bank (the "Bank") in connection with the mutual to stock conversion of TierOne Bank which was completed in October 2002. At September 30, 2003, TierOne Bank operated from 57 banking offices located in Nebraska, southwest Iowa and northern Kansas, two loan production offices located in Colorado and one loan production office located in Minnesota.

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

The accompanying interim consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and September 30, 2002 have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2002. The results of operations for the three and nine-months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire calendar year 2003.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 3 - Earnings Per Share

Basic and diluted earnings per share data are based on the weighted average number of common shares outstanding during each period. Employee Stock Ownership Plan ("ESOP") and Management Recognition and Retention Plan ("MRRP") shares not committed to be released are not considered to be outstanding for purposes of earnings per share calculations. The basic earnings per share calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the periods. The Company's potentially dilutive common shares at September 30, 2003 represent shares issuable under its stock option and MRRP plans computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. Earnings per share are presented only for the three and nine-months ended September 30, 2003 since no shares were outstanding for the comparable periods in 2002.

                                              Three Months Ended                Nine Months Ended
                                              September 30, 2003                September 30, 2003
                                         -----------------------------     -----------------------------

                                            Basic           Diluted           Basic           Diluted
                                         ------------     ------------     ------------     ------------
                                                             (dollars in thousands)
Net income                               $      6,288     $      6,288     $     18,118     $     18,118
                                         ============     ============     ============     ============

Weighted average number of
common shares outstanding used in
basic earnings per share calculation       20,497,000       20,497,000       20,693,000       20,693,000
                                         ============                      ============
Common share equivalents - stock
option and MRRP shares                                         309,000                           181,000
                                                          ------------                      ------------
Weighted average number of
common shares outstanding used in
diluted earnings per share
calculation                                                 20,806,000                        20,874,000
                                                          ============                      ============
Earnings per share                       $       0.31     $       0.30     $       0.88     $       0.87
                                         ============     ============     ============     ============

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 4 - Investment and Mortgage-Backed Securities

Investment and mortgage-backed securities at September 30, 2003 and December 31, 2002 are summarized below.

                                                                  Gross Unrealized
                                                              ------------------------

           September 30, 2003              Amortized Cost      Gains           Losses        Fair Value
--------------------------------------     --------------     --------        --------       ----------
                                                               (dollars in thousands)
Held to Maturity:
    Municipal obligations                     $    146        $     --        $     --        $    146

Available for Sale:
    Mortgage-backed securities                  18,897             254              --          19,151
    U.S. Government agency obligations           3,900              24              --           3,924
    Corporate securities                        24,073             421             527          23,967
    Asset Management Fund - ARM Fund             6,000              --              31           5,969
                                              --------        --------        --------        --------

                                              $ 53,016        $    699        $    558        $ 53,157
                                              ========        ========        ========        ========

                                                                  Gross Unrealized
                                                              ------------------------

           December 31, 2002               Amortized Cost      Gains           Losses        Fair Value
--------------------------------------     --------------     --------        --------       ----------
                                                               (dollars in thousands)
Held to Maturity:
    Municipal obligations                     $    157        $     --        $     --        $    157

Available for Sale:
    Mortgage-backed securities                  29,881             488              --          30,369
    U.S. Government agency obligations           2,000              --              --           2,000
    Corporate securities                        23,418              16             888          22,546
    Asset Management Fund - ARM Fund             6,000              --              --           6,000
                                              --------        --------        --------        --------

                                              $ 61,456        $    504        $    888        $ 61,072
                                              ========        ========        ========        ========

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 5 - Loan Portfolio Composition

The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

                                                  September 30, 2003       December 31, 2002
                                                ---------------------    ---------------------

                                                   Amount         %         Amount         %
-----------------------------------------------------------    ------    -----------    ------
                                                            (dollars in thousands)
Real estate loans:
  One-to-four family residential (1)            $   666,971     32.45%   $   573,209     30.00%
  Multi-family residential                           73,629      3.58%        79,953      4.18%
  Commercial real estate and land                   424,536     20.66%       398,076     20.83%
  Residential construction                          214,659     10.44%       156,322      8.18%
  Commercial construction                           177,462      8.64%       143,020      7.49%
                                                -----------    ------    -----------    ------

      Total real estate loans                     1,557,257     75.77%     1,350,580     70.68%
                                                -----------    ------    -----------    ------

Commercial business loans                            68,986      3.36%        33,375      1.75%
                                                -----------    ------    -----------    ------

Warehouse mortgage lines of credit                  117,857      5.73%       236,492     12.38%
                                                -----------    ------    -----------    ------
Consumer loans:
  Home equity                                        33,591      1.64%        37,522      1.96%
  Home equity line of credit                        113,848      5.54%        94,801      4.96%
  Home improvement                                   77,919      3.79%        82,081      4.30%
  Automobile                                         67,201      3.27%        60,707      3.18%
  Other                                              18,496      0.90%        15,131      0.79%
                                                -----------    ------    -----------    ------

      Total consumer loans                          311,055     15.14%       290,242     15.19%
                                                -----------    ------    -----------    ------
           Total loans                            2,055,155    100.00%     1,910,689    100.00%
                                                               ======                   ======
Less:
   Unamortized premiums and discounts                11,158                    4,688
   Discounts on loans acquired through merger           (95)                    (174)
   Undisbursed portion of construction and
     land loans in process                         (181,652)                (123,331)
   Deferred loan fees                                  (785)                    (516)
   Allowance for loan losses                        (18,786)                 (17,108)
                                                -----------              -----------
     Net loans                                  $ 1,864,995              $ 1,774,248
                                                ===========              ===========

(1) Includes loans held for sale                $    15,824              $     8,504
                                                ===========              ===========

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 6 - Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                                                           At or for the               At or for the
                                                        Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                       ----------------------      ----------------------
                                                         2003          2002          2003          2002
                                                       --------      --------      --------      --------
                                                       (dollars in thousands)      (dollars in thousands)
Allowance for loan losses, beginning of period         $ 18,326      $ 14,319      $ 17,108      $ 13,464
Provision for loan losses                                 1,106         1,262         2,793         2,469
Charge-offs                                                (678)         (462)       (1,232)         (839)
Recoveries on loans previously charged off                   32            35           117            60
                                                       --------      --------      --------      --------
Allowance for loan losses, end of period               $ 18,786      $ 15,154      $ 18,786      $ 15,154
                                                       ========      ========      ========      ========

Allowance for loan losses as a percent of loans (1)        1.00%         0.92%         1.00%         0.92%

(1) Loans for the purposes of the calculation are comprised of net loans from the loan composition table plus the allowance for loan losses.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 7 - Nonperforming Assets

The following table sets forth information with respect to nonperforming assets and troubled debt restructurings at the dates indicated. It is our policy to cease accruing interest on loans 90 days or more past due and to charge off accrued interest.

                                                                 September 30, 2003   December 31, 2002
                                                                 ------------------   -----------------
                                                                          (dollars in thousands)
Non-accruing loans:
  One-to-four family residential                                       $  1,890              $  1,161
  Multi-family residential                                                   --                    --
  Commercial real estate and land                                            37                 3,795
  Residential construction                                                   --                   106
  Commercial construction                                                    --                    --
  Commercial business loans                                                  --                    --
  Warehouse mortgage lines of credit                                         --                    --
  Consumer                                                                  541                   427
                                                                       --------              --------
Total non-accruing loans                                                  2,468                 5,489
Real estate owned, net (1)                                                  523                 1,967
                                                                       --------              --------
Total nonperforming assets                                                2,991                 7,456
Troubled debt restructurings and impaired loans (2)                       3,146                   209
                                                                       --------              --------
Total                                                                  $  6,137              $  7,665
                                                                       ========              ========

Allowance for loan losses as a percent of nonperforming loans            761.18%               311.68%
Total nonperforming loans as a percent of loans (3)                        0.13%                 0.31%
Total nonperforming assets as a percent of total assets                    0.14%                 0.38%
Allowance for loan losses as a percent of loans (3)                        1.00%                 0.96%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

(2) At September 30, 2003 there was a $2.9 million performing warehouse mortgage line of credit loan that was classified as impaired under the requirements of SFAS No. 114 and $257,000 of troubled debt restructurings. At October 31, 2003 the above warehouse line of credit loan had paid down to $1.1 million.

(3) Loans for the purposes of the calculation are comprised of net loans from the loan composition table plus the allowance for loan losses.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 8 - Mortgage Servicing Rights

Mortgage servicing rights are included in the consolidated balance sheets under the caption "Other Assets." The activity of mortgage servicing rights is summarized as follows for the following periods:

                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                          ----------------------      ----------------------
                                            2003          2002          2003          2002
                                          --------      --------      --------      --------
                                                        (dollars in thousands)
Balance at beginning of period            $  5,253      $  5,664      $  6,290      $  4,577
Mortgage servicing rights capitalized        2,747         1,333         6,575         3,480
Amortization expense                        (2,068)         (607)       (4,977)       (1,207)
Valuation adjustment                         1,000        (1,160)         (956)       (1,620)
                                          --------      --------      --------      --------
Balance at end of period                  $  6,932      $  5,230      $  6,932      $  5,230
                                          ========      ========      ========      ========

The activity of the valuation allowance on mortgage servicing rights is summarized as follows for the following periods:

                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                          ----------------------      ----------------------
                                            2003          2002          2003          2002
                                          --------      --------      --------      --------
                                                        (dollars in thousands)
Balance at beginning of period            $  4,276      $    810      $  2,320      $    350
Changes in mortgage servicing
  valuation reserve                         (1,000)        1,160           956         1,620
                                          --------      --------      --------      --------
Ending balance                            $  3,276      $  1,970      $  3,276      $  1,970
                                          ========      ========      ========      ========

The following table compares the key assumptions used in measuring the fair values of mortgage servicing rights at September 30, 2003 and December 31, 2002:

                                                September 30, 2003      December 31, 2002
                                                ------------------      ------------------
                                                          (dollars in thousands)
Serviced loan portfolio balance                     $916,286                $726,431
Fair value of mortgage servicing rights               $6,932                  $6,290
Prepayment speed                                  10.9% - 99.0%            9.2% - 74.0%
Weighted average prepayment speed                     41.6%                   29.9%
     Fair value with 10% adverse change               $6,443                  $5,894
     Fair value with 20% adverse change               $6,000                  $5,545
Discount rate                                      9.0% - 15.0%            9.0% - 15.0%
Weighted average discount rate                        10.0%                    9.9%
     Fair value with 10% adverse change               $6,674                  $6,143
     Fair value with 20% adverse change               $6,437                  $6,004

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 9 - Stock Based Benefit Plans

The Company has established the 2003 MRRP which is a stock-based incentive plan that was approved by the shareholders at the Company's Annual Meeting of Shareholders held April 23, 2003.

As of September 30, 2003, the following table summarizes shares of the Company's common stock which were subject to award and were granted in April 2003 pursuant to the MRRP:

                                                         September 30, 2003
                                                         ------------------

Common shares authorized to be awarded by MRRP                 903,003

Common shares awarded by MRRP                                 (764,850)

Common shares forfeited                                             --
                                                              --------

Shares available for award at September 30, 2003               138,153
                                                              ========

The shares awarded by the MRRP vest to the participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period and is based on the market value of the Company's stock as of the date the awards were made. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders' equity. Expense under this plan for the three and nine-months ended September 30, 2003 was $682,000 and $1.2 million, respectively. During the quarter ended September 30, 2003, the Company completed the purchase of 903,003 shares of the Company's common stock to fund the MRRP.

The Company also established the 2003 Stock Option Plan under which 2,257,508 shares of Company common stock are reserved for the grant of stock options to directors, officers and employees. The Compensation Committee of the Board of Directors determines the date the options are first exercisable and expire. Stock options awarded under the Stock Option Plan vest to participants at the rate of 20% per year. The exercise price of the options is equal to the fair market value of the common stock on the grant date. The following is an analysis of the stock option activity for the period ended September 30, 2003:

                                                           Number of Shares   Exercise Price Per Share
                                                           ----------------   ------------------------
Outstanding at December 31, 2002                                       --                    --

Common stock options granted                                    1,852,750             $   17.83

Common stock options exercised                                         --                    --

Common stock options forfeited                                         --                    --
                                                                ---------             ---------

Common stock options outstanding at September 30, 2003          1,852,750             $   17.83
                                                                =========             =========

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

At September 30, 2003, no outstanding options were exercisable, the weighted-average remaining contractual life of outstanding options was 9.57 years, and there were 404,758 shares available for future grants. At September 30, 2003, the average exercise price on outstanding options was $17.83.

The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under the provisions of APB No. 25, since the exercise price of the Company's employees' stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the MRRP is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

Pursuant to Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (FAS No. 123), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized:

                                                                     Three Months Ended      Nine Months Ended
                                                                     September 30, 2003      September 30, 2003
                                                                    --------------------    ---------------------
                                                                    (dollars in thousands, except per share data)
Net income (as reported)                                                    $ 6,288                $18,118

Add: stock-based employee compensation expense
  included in reported net income, net of related tax effects                   443                    768

Deduct: total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                                   (715)                (1,239)
                                                                            -------                -------

Pro forma net income                                                        $ 6,016                $17,647
                                                                            =======                =======

Basic earnings per share (as reported)                                         0.31                   0.88

Pro forma basic earnings per share                                             0.29                   0.85

Diluted earnings per share (as reported)                                       0.30                   0.87

Pro forma diluted earnings per share                                           0.29                   0.85


The pro forma results above may not be representative of the effect on net income in future periods.

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

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 10 - Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities ("VIE") are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. Interpretation No. 46 also requires new disclosures about VIEs. The implementation date has been deferred until December 31, 2003 for calendar year companies. On October 31, 2003, FASB issued an exposure draft of a proposed interpretation modifying Interpretation No. 46. The proposed clarifications and modifications would apply to periods ending after December 31, 2003. Management does not anticipate a material impact on the Company's consolidated financial statements from the adoption of this interpretation.

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149") which is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS No. 149 on July 1, 2003. The adoption did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its balance sheet. The Company adopted SFAS No. 150 on July 1, 2003. The adoption did not have a material impact on the Company's consolidated financial statements.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Bank, a subsidiary of the Company, is a $2.1 billion federally chartered savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers a wide variety of full-service consumer and commercial banking products and services to customers through a geographically diverse network of 57 banking offices located in Nebraska, Iowa and Kansas, two loan production offices located in Colorado and one loan production office located in Minnesota. Effective July 11, 2003, the Bank reduced the total number of banking offices to 57 following the closing of its West Point, Nebraska office. Product offerings include residential and commercial real estate loans; consumer, construction and business loans; lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and internet banking.

The Company's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment securities portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Provisions for loan losses, loan sale activities and loan servicing also affect results of operations. Non-interest expense consists of compensation and employee benefit expense, office occupancy and equipment expense, data processing, advertising expense and other operating expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

As used in this report, unless the context otherwise requires, the terms "we," "us," or "our" refer to the Company and its wholly owned subsidiary, the Bank.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Forward-Looking Statements

In the normal course of business, in an effort to help keep our shareholders and the public informed about the Company's operations, we may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from potential acquisitions, projections involving anticipated revenues, earnings, profitability or other aspects of our operating results or other future developments in our affairs or the industry in which we may conduct business. These forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "intend," "in the event of," "may," "plan," "present," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although we believe that the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, the following: competitive pressure among depository and other financial institutions may increase significantly; changes in the interest rate environment may reduce interest margins and net interest income as well as adversely affect loan origination and sales activities and the value of certain assets, such as investment securities and mortgage servicing rights; general economic or business conditions, either nationally or in regions in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; legislation or changes in regulatory requirements, including without limitation, capital requirements, or accounting standards may adversely affect us and the business in which we are engaged; adverse changes may occur in the securities markets; our competitors may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than us; and the growth and profitability of our non-interest income may be less than expected.

We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Critical Accounting Policies

We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for special mention loans and those adversely classified (substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. We establish provisions for loan losses, which are charges to our operating results, in order to maintain a level of total allowance for loan losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management performs reviews no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio. Our reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors. For each primary type of loan, we establish a loss factor reflecting our estimate of the known and inherent losses in each loan type using both quantitative analysis as well as qualitative factors. Our evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the levels of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size, terms and geographic concentration of loans held by us, the value of collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions and loan loss information from other institutions. The amount of the allowance for loan losses is only an estimate and actual losses may vary from these estimates.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Our total assets were $2.1 billion at September 30, 2003, a $152.9 million, or 7.9%, increase from December 31, 2002, due primarily to increases in net loans receivable, cash and cash equivalents. Our available for sale investment securities amounted to $33.9 million at September 30, 2003, a $3.3 million, or 10.8%, increase from December 31, 2002 primarily due to security purchases totaling $24.5 million partially offset by $22.0 million of maturities during the nine months ended September 30, 2003. Our mortgage-backed securities portfolio, all of which is available for sale, amounted to $19.2 million at September 30, 2003, a $11.2 million, or 36.9%, decrease from December 31, 2002. During the three months ended March 31, 2003, we purchased two Fannie Mae ("FNMA") fixed-rate mortgage-backed security pools in an effort to grow our investment and mortgage-backed securities portfolios while further diversifying our asset base. Due to higher than projected prepayment speeds which resulted in negative yields, these two FNMA mortgage-backed security pools were sold during the quarter ended September 30, 2003. Our federal funds sold of $56.0 million at September 30, 2003 is primarily a result of the sale of the two FNMA mortgage-backed security pools.

Net loans receivable, including loans held for sale, totaled $1.9 billion at September 30, 2003, a $90.7 million, or 5.1%, increase from December 31, 2002. At September 30, 2003 our one-to-four family residential loans, including loans held for sale, were $667.0 million, a $93.8 million, or 16.4%, increase compared to December 31, 2002. During the nine months ended September 30, 2003, we purchased for our portfolio $182.0 million of hybrid adjustable-rate first mortgage and $201.8 million of fixed-rate second mortgage loans secured by one-to-four family residential properties in geographically diverse markets across the United States in an effort to reinvest proceeds from loan prepayments. Commercial real estate and land loans were $424.5 million, a $26.5 million, or 6.6%, increase as compared to $398.1 million at December 31, 2002. Our residential construction loans totaled $214.7 million, a $58.3 million, or 37.3%, increase as compared to $156.3 million at December 31, 2002. Warehouse mortgage lines of credit amounted to $117.9 million, a $118.6 million, or 50.2%, decrease at September 30, 2003 as compared to $236.5 million at December 31, 2002. The decrease in the warehouse mortgage lines of credit portfolio is primarily the result of decreased refinancing activity.

Our total deposits increased by $57.9 million to $1.2 billion at September 30, 2003 as compared to December 31, 2002 as we continued our efforts to increase the level of our core deposits. Our non-interest-bearing checking accounts amounted to $43.4 million, a $7.6 million, or 21.2%, increase as compared to $35.8 million at December 31, 2002. Our money market accounts totaled $278.2 million, a $7.9 million, or 2.9%, increase compared to December 31, 2002. Our certificates of deposit increased $40.0 million, or 7.7%, to $556.7 million at September 30, 2003 as compared to $516.7 million at December 31, 2002. During the quarter ended September 30, 2003 we acquired $42.0 million of brokered deposits as an alternative source of funds. Our Federal Home Loan Bank ("FHLB") advances and other borrowings amounted to $521.7 million at September 30, 2003, a

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

$103.4 million, or 24.7%, increase from December 31, 2002.

At September 30, 2003, shareholders' equity totaled $341.6 million, an increase of $1.7 million from December 31, 2002. The year-to-date increase in shareholders' equity reflects 2003 earnings offset by shares purchased by the Company to fund the MRRP and net of amortization related to our stock-based compensation plans. On October 13, 2003, the Company announced that its Board of Directors authorized the repurchase of up to ten percent, or 2,257,508 shares, of the Company's outstanding common stock as part of a stock repurchase program. The repurchased shares are to be held as treasury stock and will be available for general corporate purposes. As of November 5, 2003, the Company had repurchased 302,300 shares at a weighted average cost of $23.07 per share.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2003 and September 30, 2002

General. Net income increased by $1.9 million, or 42.6%, to $6.3 million for the three months ended September 30, 2003 compared to $4.4 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, our net income increased $5.2 million, or 39.9%, to $18.1 million compared to $12.9 million for the same period in 2002. Net income increased during 2003 due primarily to increased interest income on loans combined with reductions in the average rates paid on deposits and borrowings. The average interest rate spread declined to 2.84% and 3.07% for the three and nine months ended September 30, 2003, respectively, compared to 3.34% and 3.36% for the three and nine months ended September 30, 2002, respectively. Net interest margin declined to 3.25% and 3.52% for the three and nine months ended September 30, 2003, respectively, compared to 3.76% and 3.75% for the three and nine months ended September 30, 2002, respectively. The decline in the average interest rate spread and net interest margin for the three and nine months ended September 30, 2003 was primarily attributable to the low interest rate environment existing during such periods and the resulting prepayment and refinancing of higher yielding assets at lower current rates. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 120.89% and 121.91% for the three and nine months ended September 30, 2003, respectively, compared to 115.31% and 113.55% for the three and nine months ended September 30, 2002, respectively.

Interest Income. Our total interest income for the three months ended September 30, 2003 was $27.2 million, a $639,000 or 2.4%, increase compared to $26.5 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 our total interest income was $83.6 million, a $7.0 million, or 9.2%, increase compared to $76.6 million for the nine months ended September 30, 2002. The increase in total interest income during 2003 was the result of an increase in the average balance of interest-earning assets partially offset by declining yields on investment securities, mortgage-backed securities and loans receivable. The average balance of loans receivable during the three months ended September 30, 2003 and September 30, 2002 was $1.9 billion and

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

$1.5 billion, respectively. The average balance of loans receivable during the nine months ended September 30, 2003 and September 30, 2002 was $1.9 billion and $1.4 billion, respectively. The weighted average yield earned on the loan portfolio was 5.49% and 6.73% for the three months ended September 30, 2003 and September 30, 2002, respectively. The weighted average yield on the loan portfolio for the nine month periods ended September 30, 2003 and September 30, 2002 was 5.82% and 6.85%, respectively. The declines in the yields on loans receivable during the quarter and nine months ended September 30, 2003 compared to the same periods in 2002 reflected the lower interest rate environment.

Interest Expense. Our total interest expense for the three and nine months ended September 30, 2003 was $10.1 million and $30.8 million, respectively, compared to $11.3 million and $33.3 million for the three and nine months ended September 30, 2002, respectively. The primary reason for the decrease in our interest expense during the 2003 periods was a reduction in the average cost of deposits to 1.90% and 2.10% during the three and nine month periods ended September 30, 2003, respectively, compared to 2.86% and 2.93% during the same respective periods in 2002. The average rates on our interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit declined during the three and nine months ended September 30, 2003 as compared with the same periods in 2002. Interest expense on FHLB advances and other borrowings increased $1.5 million and $4.0 million during the three and nine months ended September 30, 2003, respectively, as compared with the same periods in 2002 due to a higher average balance of borrowings as the Bank continued to fund the loan portfolio growth. The increased cost of borrowings was partially offset by a decline in the average cost of borrowings from 4.48% and 4.72% for the three and nine months ended September 30, 2002, respectively, to 3.10% and 3.34% for the three and nine months ended September 30, 2003, respectively.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Average Balances, Net Interest Income, and Yields Earned and Cost of Funds. The following tables detail for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, interest rate spread and net interest margin. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

                                                                   Three Months Ended September 30,
                                              ---------------------------------------------------------------------------
                                                              2003                                    2002
                                              ------------------------------------    -----------------------------------
                                               Average                   Average       Average                  Average
                                               Balance      Interest    Yield/Rate     Balance      Interest   Yield/Rate
                                              ----------    --------    ----------    ----------    --------   ----------
                                                                        (dollars in thousands)
Interest-earning assets:
  Fed funds sold                              $   13,075    $     33         1.01%    $   26,430    $    113        1.71%
  Investment securities (1)                       74,019         716         3.87%        57,612         628        4.36%
  Mortgage-backed securities (1)                  75,541        (176)       -0.93%        35,258         472        5.35%
  Loans receivable (2)                         1,939,650      26,608         5.49%     1,504,440      25,329        6.73%
                                              ----------    --------                  ----------    --------
        Total interest-earning assets          2,102,285      27,181         5.17%     1,623,740      26,542        6.54%
                                                            --------     --------                   --------    --------
  Non-interest-earning assets                     87,649                                  56,261
                                              ----------                              ----------
        Total assets                          $2,189,934                              $1,680,001
                                              ==========                              ==========
Interest-bearing liabilities:
  Interest-bearing checking accounts          $  290,481    $    561         0.77%    $  283,773    $  1,223        1.72%
  Regular savings accounts                        19,239          17         0.35%        15,626          50        1.28%
  Money market accounts                          278,869         712         1.02%       286,073       1,418        1.98%
  Certificate accounts                           531,701       4,026         3.03%       525,944       5,250        3.99%
                                              ----------    --------                  ----------    --------
        Total interest-bearing deposits        1,120,290       5,316         1.90%     1,111,416       7,941        2.86%
  FHLB advances and other borrowings             618,699       4,802         3.10%       296,786       3,323        4.48%
                                              ----------    --------                  ----------    --------
        Total interest-bearing liabilities     1,738,989      10,118         2.33%     1,408,202      11,264        3.20%
                                                            --------     --------                   --------    --------
Non-interest-bearing accounts                     46,527                                  31,293
Other liabilities                                 57,004                                 107,998
                                              ----------                              ----------
        Total liabilities                      1,842,520                               1,547,493
Shareholders' equity                             347,414                                 132,508
                                              ----------                              ----------
Total liabilities and shareholders' equity    $2,189,934                              $1,680,001
                                              ==========                              ==========
Net interest-earning assets                   $  363,296                              $  215,538
                                              ==========                              ==========
Net interest income; average
  interest rate spread                                      $ 17,063         2.84%                  $ 15,278        3.34%
                                                            ========     ========                   ========    ========
Net interest margin (3)                                                      3.25%                                  3.76%
                                                                         ========                               ========
Average interest-earning assets to average
  interest-bearing liabilities                                             120.89%                                115.31%
                                                                         ========                               ========

(1) Includes securities available for sale and held to maturity. Investment securities also include FHLB stock.

(2) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses. This category also includes loans held for sale.


(3) Equals net interest income (annualized) divided by average interest-earning assets.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                                                                   Nine Months Ended September 30,
                                              ---------------------------------------------------------------------------
                                                              2003                                    2002
                                              ------------------------------------    -----------------------------------
                                               Average                   Average       Average                  Average
                                               Balance      Interest    Yield/Rate     Balance      Interest   Yield/Rate
                                              ----------    --------    ----------    ----------    --------   ----------
                                                                        (dollars in thousands)
Interest-earning assets:
  Fed funds sold                              $   15,206    $    132         1.16%    $   24,006    $    310        1.72%
  Investment securities (1)                       67,585       1,934         3.82%        67,639       2,254        4.44%
  Mortgage-backed securities (1)                  66,607         753         1.51%        36,728       1,539        5.59%
  Loans receivable (2)                         1,851,738      80,774         5.82%     1,410,569      72,480        6.85%
                                              ----------    --------                  ----------    --------
        Total interest-earning assets          2,001,136      83,593         5.57%     1,538,942      76,583        6.64%
                                                            --------     --------                   --------    --------
  Non-interest-earning assets                     85,202                                  52,137
                                              ----------                              ----------
        Total assets                          $2,086,338                              $1,591,079
                                              ==========                              ==========
Interest-bearing liabilities:
  Interest-bearing checking accounts          $  294,494    $  2,049         0.93%    $  264,046    $  3,627        1.83%
  Regular savings accounts                        18,166          74         0.54%        14,580         140        1.28%
  Money market accounts                          275,013       2,606         1.26%       287,419       4,391        2.04%
  Certificate accounts                           519,101      12,676         3.26%       525,283      15,805        4.01%
                                              ----------    --------                  ----------    --------
        Total interest-bearing deposits        1,106,774      17,405         2.10%     1,091,328      23,963        2.93%
  FHLB advances and other borrowings             534,700      13,396         3.34%       263,964       9,347        4.72%
                                              ----------    --------                  ----------    --------
        Total interest-bearing liabilities     1,641,474      30,801         2.50%     1,355,292      33,310        3.28%
                                                            --------     --------                   --------    --------
Non-interest-bearing accounts                     43,507                                  28,608
Other liabilities                                 55,604                                  79,090
                                              ----------                              ----------
        Total liabilities                      1,740,585                               1,462,990
Shareholders' equity                             345,753                                 128,089
                                              ----------                              ----------
Total liabilities and shareholders' equity    $2,086,338                              $1,591,079
                                              ==========                              ==========
Net interest-earning assets                   $  359,662                              $  183,650
                                              ==========                              ==========
Net interest income; average
  interest rate spread                                      $ 52,792         3.07%                  $ 43,273        3.36%
                                                            ========     ========                   ========    ========
Net interest margin (3)                                                      3.52%                                  3.75%
                                                                         ========                               ========
Average interest-earning assets to average
  interest-bearing liabilities                                             121.91%                                113.55%
                                                                         ========                               ========

(1) Includes securities available for sale and held to maturity. Investment securities also includes FHLB stock.

(2) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and and allowance for loan losses. This category also includes loans held for sale.

(3) Equals net interest income (annualized) divided by average interest-earning assets.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Rate/Volume Analysis. The following table shows the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to
(1) changes in rate (change in rate multiplied by prior year volume) and (2) changes in volume (change in volume multiplied by prior year rate). The combined effect of changes in both rate and volume has been allocated proportionately.

                                        Three Months Ended September 30, 2003    Nine Months Ended September 30, 2003

                                                     Compared to                               Compared to

                                        Three Months Ended September 30, 2002    Nine Months Ended September 30, 2002
                                        --------------------------------------   -------------------------------------

                                         Increase (Decrease)                      Increase (Decrease)
                                               Due To                 Total              Due To                Total
                                        ----------------------      Increase     ----------------------       Increase
                                          Rate        Volume        (Decrease)     Rate        Volume        (Decrease)
                                        ---------    ---------      ----------   ---------    ---------      ----------
                                                                    (dollars in thousands)
Interest income:
   Federal funds sold                   $     (36)   $     (44)     $     (80)   $     (84)   $     (94)     $    (178)
   Investment securities                      (77)         165             88         (318)          (2)          (320)
   Mortgage-backed securities                (875)         227           (648)      (2,478)       1,692           (786)
   Loans receivable                        (5,201)       6,480          1,279      (23,472)      31,766          8,294
                                        ---------    ---------      ---------    ---------    ---------      ---------
      Total interest income                (6,189)       6,828            639      (26,352)      33,362          7,010
                                        ---------    ---------      ---------    ---------    ---------      ---------

Interest expense:
   Interest-bearing checking accounts        (690)          28           (662)      (2,482)         904         (1,578)
   Savings accounts                           (43)          10            (33)        (132)          66            (66)
   Money market accounts                     (671)         (35)          (706)      (1,604)        (181)        (1,785)
   Certificate accounts                    (1,280)          56         (1,224)      (2,929)        (200)        (3,129)
                                        ---------    ---------      ---------    ---------    ---------      ---------
      Total deposits                       (2,684)          59         (2,625)      (7,147)         589         (6,558)
   FHLB advances and other borrowings      (1,268)       2,747          1,479       (6,661)      10,710          4,049
                                        ---------    ---------      ---------    ---------    ---------      ---------
      Total interest expense               (3,952)       2,806         (1,146)     (13,808)      11,299         (2,509)
                                        ---------    ---------      ---------    ---------    ---------      ---------
Net change in net interest income       $  (2,237)   $   4,022      $   1,785    $ (12,544)   $  22,063      $   9,519
                                        =========    =========      =========    =========    =========      =========

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Provision for Loan Losses. We made a provision for loan losses of $1.1 million for the three months ended September 30, 2003 as compared to $1.3 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, our provision for loan losses was $2.8 million as compared to $2.5 million for the same period in 2002. Our portfolio of commercial real estate and land loans, construction loans (residential and commercial), commercial business loans and consumer loans totaled $1.2 billion at September 30, 2003, an increase of $273.6 million, or 29.6%, as compared to September 30, 2002. These loans are deemed to have higher levels of known and inherent losses than one-to-four family residential loans due to, among other things, the nature of the collateral and the dependency on economic conditions for successful completion or operation of the project. As such, we have made provisions in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at the relevant date. At September 30, 2003, our total nonperforming assets amounted to $3.0 million, or 0.14% of total assets, as compared to $7.5 million, or 0.38% of total assets, at December 31, 2002. The decline in nonperforming assets at September 30, 2003 is primarily attributable to the disposition of a commercial real estate property acquired through foreclosure during the period. During the three and nine months ended September 30, 2003, we charged-off, net of recoveries, $646,000 and $1.1 million, respectively, of loans, primarily related to consumer loans. At September 30, 2003, our allowance for loan losses amounted to 1.00% of loans. Loans for purposes of the calculation are comprised of net loans from the loan composition table plus the allowance for loan losses.

Other Income. Our other income increased by $3.6 million or 123.4%, to $6.5 million for the three months ended September 30, 2003 as compared to $2.9 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, other income amounted to $14.0 million, a $4.8 million, or 52.6%, increase compared to $9.2 million for the same period in 2002. The increase during the three month period ended September 30, 2003 as compared to the same period in 2002 was primarily the result of a $1.8 million increase in gain on sales of loans, a $800,000 increase in loan fees and a $358,000 increase in deposit account fees and charges offset by $2.1 million in amortization of mortgage servicing rights. Additionally, we recaptured $1.0 million of mortgage servicing right impairments during the three month period ended September 30, 2003 due to an increase in the valuation of our mortgage servicing rights portfolio as compared to the quarter ended September 30, 2002 in which we recorded $1.2 million of mortgage servicing rights impairment charges. Amortization expense, impairment charges and impairment recapture related to mortgage servicing rights are recorded as adjustments to fee and service charge income. For the nine months ended September 30, 2003, the increase in other income was attributable to a $5.1 million increase in gains on loans held for sale, a $1.9 million increase in loan fees and a $1.2 million increase in deposit account fees and charges. Growth in other income was partially offset by a $3.1 million increase in amortization of mortgage servicing rights net of impairment. Total deposit account fees and charges, driven by continued growth in new core deposit relationships, rose 23.1% and 31.5%, to $1.9 million and $4.9 million, respectively, for the three and nine months ended

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

September 30, 2003 as compared to $1.6 million and $3.8 million, respectively, for the same periods in 2002.

Other Expense. Our other expense increased by $2.4 million, or 23.5%, to $12.4 million for the three months ended September 30, 2003 as compared to $10.0 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, other expense totaled $35.2 million, a $5.5 million, or 18.4%, increase compared to $29.7 million during the same period in 2002. The increase during the nine month period ended September 30, 2003 resulted primarily from a $2.1 million expense associated with the Company's ESOP which was implemented in October 2002 as part of the Bank's mutual to stock conversion, a $1.4 million increase in compensation expense related to salary increases and continued additions of business line personnel and a $1.2 million expense related to the MRRP.

Income Tax Expense. Our income tax expense increased by $1.3 million to $3.8 million and by $3.4 million to $10.7 million for the three and nine months ended September 30, 2003, respectively. The effective income tax rate for the three and nine months ended September 30, 2003 was 37.6% and 37.1%, respectively, as compared to 36.1% for both the three and nine months ended September 30, 2002. The increase in the 2003 effective tax rate was primarily attributable to the partial non-deductible nature of certain expenses related to the Company's ESOP.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Commitments

Our primary sources of funds are from deposits; borrowings from the FHLB; loan, investment and mortgage-backed security payments, prepayments and maturities; and other funds provided from operations. During the quarter ended September 30, 2003, we acquired brokered deposits as an additional source of funds. While scheduled payments from loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. Excess funds are maintained in short-term, interest-bearing assets that provide additional liquidity.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2003, we had certificates of deposit maturing within the next 12 months amounting to $300.1 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates will remain on deposit.

In addition to cash flow from loan and investment and mortgage-backed securities payments and prepayments, as well as from sales of available for sale securities and loans held for sale, we have additional borrowing capacity available to fund our liquidity needs. We have increased our utilization of borrowings as a cost efficient addition to deposits as a source of funds. The average balance of our borrowings was $618.7 million and $296.8 million for the three months ended September 30, 2003 and September 30, 2002, respectively. The average balance of our borrowings was $534.7 million and $264.0 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. To date, substantially all of our borrowings have consisted of advances from the FHLB. Pursuant to blanket collateral agreements with the FHLB, the Bank has pledged qualifying one-to-four family residential, multi-family, commercial real estate, second mortgage and construction loans as collateral for such advances.

We have not used, and have no present intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others. At September 30, 2003, the maximum total amount of such recourse was approximately $10.1 million. Based on historical experience, at September 30, 2003, we had established a reserve of $627,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect our liquidity or capital resources. We have not traded, and do not intend to trade, in commodity contracts.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Regulatory Capital

At September 30, 2003, the Bank's regulatory capital exceeded regulatory limits set by the Office of Thrift Supervision. The current regulatory requirements and the Bank's actual levels at September 30, 2003 are set forth below:

                           Required Capital          Actual Capital            Excess Capital
                         ---------------------    ---------------------    ---------------------

                          Amount      Percent       Amount     Percent       Amount     Percent
                         ---------   ---------    ---------   ---------    ---------   ---------
                                                 (dollars in thousands)
Tangible capital         $  31,371        1.50%   $ 258,059       12.34%   $ 226,688       10.84%

Core capital                83,657        4.00%     258,059       12.34%     174,402        8.34%

Risk-based capital         142,888        8.00%     276,845       15.50%     133,957        7.50%

In meeting governmental guidelines, the Bank remains classified as a "well capitalized" financial institution.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Selected Operating Ratios

Set forth below are selected operating ratios (annualized where appropriate) as of or for the three and nine months ended September 30, 2003 and September 30, 2002.

                                                       As Of Or For The          As Of Or For The
                                                      Three Months Ended       Nine Months Ended
                                                         September 30,           September 30,
                                                      --------------------    --------------------

                                                        2003        2002        2003        2002
                                                      --------    --------    --------    --------
Selected Operating Ratios:

Average yield on interest-earning assets                  5.17%       6.54%       5.57%       6.64%
Average rate on interest-bearing liabilities              2.33%       3.20%       2.50%       3.28%
Average interest rate spread                              2.84%       3.34%       3.07%       3.36%
Net interest margin                                       3.25%       3.76%       3.52%       3.75%
Average interest-earning assets to average
  interest-bearing liabilities                          120.89%     115.31%     121.91%     113.55%
Net interest income after provision for loan
  losses to non-interest expense                        128.81%     139.70%     141.95%     137.19%
Total non-interest expense to average assets              2.26%       2.39%       2.25%       2.49%
Efficiency ratio (1)                                     52.55%      55.15%      52.71%      56.69%
Return on average assets                                  1.15%       1.05%       1.16%       1.09%
Return on average equity                                  7.24%      13.31%       6.99%      13.48%
Average equity to average assets                         15.86%       7.89%      16.57%       8.05%

Other Ratios:

Nonperforming loans as a percent of loans (2)             0.13%       0.20%       0.13%       0.20%
Nonperfoming assets to total assets                       0.14%       0.19%       0.14%       0.19%
Allowance for loan losses to total
  nonperforming loans                                   761.18%     458.10%     761.18%     458.10%
Allowance for loan losses as a percent of loans (2)       1.00%       0.92%       1.00%       0.92%

(1) Efficiency ratio is calculated as total other expense divided by the sum of net interest income and total other income.

(2) Loans for purposes of the calculation are comprised of net loans from the loan composition table plus the allowance for loan losses.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

With respect to the Bank's ongoing litigation regarding its goodwill claims against the U.S. Government, reference is made to "Business of TierOne Bank - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. On May 19, 2003, a four-day trial related solely to issues of liability was held. On November 6, 2003 the Court rendered a decision finding the U.S. Government liable to the Bank for breach of contract with regard to one of three claims and the Court dismissed the breach of contract complaint on the remaining two claims. At this time, the issue of damages and the amount thereof, if any, remains to be determined in subsequent judicial proceedings.

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

Item 6 - Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index.

     No.                                                   Exhibits                                                    Location
 ----------    --------------------------------------------------------------------------------------------------  -----------------
     3.1       Articles of Incorporation of TierOne Corporation                                                           (1)
     3.2       Bylaws of TierOne Corporation                                                                              (1)
     4.0       Form of Stock Certificate of TierOne Corporation                                                           (1)
    10.1       Employment Agreement between TierOne Bank and Gilbert G. Lundstrom                                         (1)
    10.2       Employment Agreement between TierOne Bank and James A. Laphen                                              (1)
    10.3       Form of Employment Agreement between TierOne Corporation and Gilbert G. Lundstrom                          (1)
    10.4       Form of Employment Agreement between TierOne Corporation and James A. Laphen                               (1)
    10.5       Supplemental Retirement Plan                                                                               (1)
    10.6       Form of Change in Control Agreement between TierOne Bank and certain executive officers                    (1)
    10.7       Form of Change in Control Agreement between TierOne Bank and certain executive officers                    (1)
    10.8       Form of TierOne Bank Employee Severance Plan                                                               (1)
    10.9       Form of Employee Stock Ownership Plan Supplemental Executive Retirement Plan                               (1)
   10.10       Form of 401(k) Plan Supplemental Executive Retirement Plan                                                 (1)
   10.11       Director's Deferred Compensation Plan                                                                      (1)
   10.12       Amended and Restated Consultation Plan for Directors                                                       (1)
   10.13       TierOne Bank Management Incentive Compensation Plan                                                        (2)
   10.14       TierOne Bank Deferred Compensation Plan                                                                    (2)
   10.15       TierOne Corporation 2003 Stock Option Plan                                                                 (3)
   10.16       TierOne Corporation 2003 Management Recognition and Retention Plan and Trust Agreement                     (3)
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

(2) Incorporated by reference from TierOne Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.

(3) Incorporated by reference from TierOne Corporation's Definitive Proxy Statement for the Annual Meeting of Shareholders filed on March 11, 2003.

(b) The following reports on Form 8-K were filed by the Registrant during the three months ended September 30, 2003 and through the date hereof:

        Date                           Item and Description
------------------       ------------------------------------------------------

   July 21, 2003         Item 9. On July 18, 2003 the Company issued a press
                         release reporting its earnings for the three and six months ending June 30, 2003. Filed under Item 9 pursuant to SEC directions in effect at the time of filing.

 October 15, 2003        Item 9. On October 13, 2003 the Company issued a press
                         release announcing that the Company's Board of Directors has authorized the repurchase of up to ten percent, or 2,257,508 shares, of the Company's outstanding common stock.

 October 22, 2003        Item 12. On October 20, 2003 the Company issued a press
                         release reporting its earnings for the three and nine months ending September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TIERONE CORPORATION


Date: November 7, 2003              By: /s/  Gilbert G. Lundstrom
                                       -----------------------------------------
                                    Gilbert G. Lundstrom
                                    Chairman of the Board and Chief Executive
                                    Officer


Date: November 7, 2003              By: /s/   Eugene B. Witkowicz
                                       -----------------------------------------
                                    Eugene B. Witkowicz
                                    Executive Vice President and
                                    Chief Financial Officer