Form 10-K
period 2003-12-31
TIERONE CORP
filed 2004-03-12
CIK 1170605

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                        Commission File Number: 000-50015

                     -------------------------------------

                               TierOne Corporation
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Wisconsin                                04-3638672
 -----------------------------------------------    --------------------------
  (State or Other Jurisdiction of Incorporation          (I.R.S. Employer
                 or Organization)                      Identification Number)


                 1235 "N" Street
                Lincoln, Nebraska                              68508
 -----------------------------------------------    ---------------------------
     (Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code: (402) 475-0521

           Securities registered pursuant to Section 12(b) of the Act:

                  Common Stock,
            Par Value $.01 Per Share                            NASDAQ
 -----------------------------------------------    ---------------------------
             (Title of Each Class)                  (Name of Each Exchange on
                                                          Which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $441,342,716 as of June 30, 2003. As of February 29, 2004, there were 20,317,568 issued and outstanding shares of the Registrant's common stock.

Item 1. Business.

General

      TierOne Corporation (the "Company") is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation became the holding company for TierOne Bank (the "Bank"), a federally chartered stock savings bank, in connection with the mutual to stock conversion of TierOne Bank which was completed in October 2002. TierOne Bank operates from 57 banking offices located in Nebraska, Iowa and Kansas, three loan production offices located in Colorado and one loan production office located in Minnesota. The executive office of the Company is located at 1235 `N' Street, Lincoln, Nebraska 68508.

      As used in this report, unless the context otherwise requires, the terms "we," "us," or "our" refer to TierOne Corporation and its wholly owned subsidiary, TierOne Bank.

      The assets of the Company, on an unconsolidated basis, primarily consist of 100% of the Bank's common stock. The Company has no significant independent source of income and therefore depends almost exclusively on cash distributions from the Bank to meet its funding requirements.

      The Company began repurchasing its common stock in October 2003 in connection with a Board of Directors authorized stock repurchase program. For the year ended December 31, 2003, the Company repurchased 2,257,507 shares of its common stock at an average cost of $23.75 per common share. The Bank pays cash distributions to the Company on a periodic basis primarily to fund the Company's common stock repurchases and pay dividends. The Company did not declare or pay any dividends during the years ended December 31, 2003 and 2002. The Company also incurs operating expenses primarily related to shareholder and stock related expenditures such as annual report, proxy, corporate filing fees and assessments and other costs directly associated to the holding company.

      Our principal business is gathering deposits from the general public in the market areas surrounding our 57 banking offices and investing those deposits, together with funds generated from operations and borrowings, in loans, investment securities and mortgage-backed securities. In the mid-1990's, we revised our management strategy and implemented a plan to evolve into a community bank. Highlights of our revised management strategy, which is designed to increase our profitability, include:

   o increasing our emphasis on higher yielding and/or shorter term loans in order to reduce our exposure to interest rate risk but doing so in a manner designed to maintain high credit quality;

   o  growing our core deposits and reducing our costs of funds;

   o increasing other income through increased transaction fees, gains on loan sales and fee income from non-traditional products such as annuities and securities;

   o  building a strong corporate brand and identity; and

   o  continuing our controlled growth and expanding our franchise.

      In recent years, we have increased our emphasis on construction, second mortgage residential, consumer, commercial real estate and land, business and multi-family residential loans and warehouse mortgage lines of credit. These loans typically have higher yields compared to single-family residential first mortgage loans and/or expected shorter terms to maturity. At December 31, 2003, our portfolio of second mortgage residential, multi-family residential, commercial real estate and land, construction, business and consumer loans and warehouse mortgage lines of credit amounted to $1.7 billion in the aggregate or 74.8% of our total loan portfolio compared to an aggregate of $1.4 billion or 71.3% of our total loan portfolio at December 31, 2002. The remainder of our loan portfolio consisted of one-to-four family residential first mortgage loans which amounted to $559.1 million, or 25.2% of the total loan portfolio and $547.6 million, or 28.7% of the total loan portfolio, at December 31, 2003 and 2002, respectively.

      We originate loans to customers located in Nebraska, Iowa, Kansas, Colorado and Minnesota. However, due to relatively limited demand for certain loan products in this five-state market area, we also purchase loans and loan participation interests from financial institutions, loan correspondents and mortgage bankers located throughout the United States. We define our primary lending market area as Nebraska, Iowa, Kansas and Colorado. At December 31, 2003 and 2002, approximately 53.2% and 60.4%, respectively, of our loan portfolio consisted of loans secured by properties or made to individuals located outside our primary lending market area. We purchase adjustable-rate single-family residential first mortgage loans for our portfolio while selling substantially all newly originated fixed-rate single-family residential first mortgage loans in the secondary market (with servicing retained). Our loan sales produce noninterest income in the form of gains on sales and loan servicing fees. During 2003, we purchased $301.9 million of fixed-rate second mortgage residential loans as a means of growing our loan portfolio with loans exhibiting higher yields and/or shorter expected lives. We also have developed relationships with several financial institutions from which we purchase commercial real estate and construction loans or participation interests in such loans. In addition, we originate warehouse mortgage lines of credit with a number of mortgage brokerage firms located throughout the United States.

      In order to effectively manage our diversifying loan portfolio, we have employed a number of additional loan officers in recent years with experience in construction, commercial real estate, business and consumer lending. We endeavor to ensure that all of our loans, whether originated by us or purchased, are in compliance with our own underwriting standards or standards which are substantially similar to ours.

      In addition to our loan activities, we focus on our deposit products, particularly core deposits such as checking accounts, and the sale of other products such as annuities and securities.

      Our revenues are derived principally from interest on our loans, and to a lesser extent, noninterest income and interest and dividends on our investment and mortgage-backed securities. Our primary sources of funds are principal and interest payments on loans, proceeds from the sale of loans, advances from the Federal Home Loan Bank ("FHLB"), deposits and principal and interest payments on investment and mortgage-backed securities.

Forward-Looking Statements

      In the normal course of business, the Company, in an effort to help keep our shareholders and the public informed about the Company's operations, we may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from potential acquisitions, projections involving anticipated revenues, earnings, profitability or other aspects of the Company's operating results or other future developments in the Company's affairs or the industry in which the Company conducts business. These forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "intend," "in the event of," "may," "plan," "present," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes that the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, the following: competitive pressure among depository and other financial institutions may increase significantly; changes in the interest rate environment may reduce interest margins and net interest income, as well as adversely affect loan originations and sales activities and the value of certain assets, such as investment securities; general economic or business conditions, either nationally or in regions in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; legislation or changes in regulatory requirements, including without limitation, capital requirements, or accounting standards may adversely affect us and the business in which we are engaged; adverse changes may occur in the securities markets; our competitors may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than us; and the growth and profitability of our noninterest income may be less than expected.

      We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Available Information

      The Company is a public company and files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public at the SEC's web site at http://www.sec.gov. Members of the public may also read and copy any document we file at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the Public Reference Room. In addition, our stock is listed for trading on the Nasdaq National Market and trades under the symbol "TONE." You may find additional information regarding TierOne Corporation at www.nasdaq.com. In addition to the foregoing, we maintain a web site at www.tieronebank.com. We make available on our Internet web site copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Code of Conduct and Ethics and any amendments to such documents as soon as reasonably practicable after we file such material with or furnish such documents to the SEC.

Market Area and Competition

      We are a community-oriented bank offering a variety of financial products and services to meet the needs of the customers we serve. Our deposit gathering is concentrated in the communities surrounding our 57 banking offices located in Nebraska, seven counties in southwest Iowa and two counties in northern Kansas. In addition to loans generated through our banking offices, our lending efforts have been expanded to include one Minnesota and three Colorado loan production offices whose sole purpose is to originate commercial real estate and land and construction loans in their respective states. Although in the past we have invested primarily in residential loans secured by mortgages on properties located in our primary lending market area of Nebraska, Iowa, Kansas and Colorado, in recent years we have increased our investment in commercial real estate and land and construction loans secured by properties located in other parts of the United States. The five largest concentrations of loans outside our primary lending market area (excluding warehouse mortgage lines of credit) are California ($206.2 million or 9.3% of the total loan portfolio), South Carolina ($91.4 million or 4.1%), New York ($87.9 million or 4.0%), Florida ($65.0 million or 2.9%) and the State of Washington ($60.6 million or 2.7%).

      Our corporate headquarters is located in Lincoln, Nebraska, which is the state capital and home of the University of Nebraska-Lincoln. The primary banking market area in which our banking offices are located was once dominated by agriculture, but now consists of a diverse blend of industries, urban centers and significant corporate investment. The region's population is 1.9 million persons and more than 90% of the individuals in our primary banking market area live in Nebraska. Population growth continues in the region and according to the latest Census Bureau estimates, Nebraska tied Minnesota as exhibiting the strongest 2002-2003 population growth rate of all states in the northern Great Plains area. The region's main metropolitan areas of Omaha and Lincoln, as well as other mid-sized regional growth centers scattered throughout our primary banking market area, lead the balance of the region in net population growth. On an income basis, the 2000 Census disclosed the median household income in Nebraska was approximately $37,900, while the per capita income was approximately $19,800, in each case more than 45% higher than the amounts at the time of the 1990 Census.

      The nation's steady economic recovery during 2003 contributed to Nebraska's growing economic momentum despite a sizable state budget deficit and a continued severe drought which has impacted several states throughout the Midwest. Nebraska non-farm employment growth has been relatively consistent and continues to experience modest gains. Strong growth in the education/health care, professional/business and financial services sectors combined with a large and growing retail trade workforce has helped to offset continued declines in the manufacturing and food service industries. Unemployment rates in Nebraska have historically been two to three percentage points below national averages and currently run below 4%. Sales of existing homes in Nebraska's two leading urban markets (Omaha and Lincoln) continue to exhibit record activity with major developments of new home construction underway in both communities. Median sales prices of existing single-family homes at the quarter ended September 30, 2003 were $132,300 and $135,900 for Omaha and Lincoln, respectively, and are well below national levels of $177,000 and significantly less than the Minneapolis ($208,300), Chicago ($249,100), Denver ($250,800) and San Francisco ($568,200)
metropolitan areas. Major capital developments along Omaha's riverfront and in Lincoln's downtown area and continued corporate expansion of leading regional businesses combined with other investment projects scattered throughout the primary banking market region are expected to contribute to a modest, but growing regional economy for the foreseeable future.

      In addition to our Denver, Colorado loan production office which was opened in January 2003, we expanded our loan production capabilities in June 2003 with the opening of a loan production office in the Minneapolis suburb of Maple Grove, Minnesota and a third Colorado loan production office in early 2004 in Fort Collins. These additional loan production offices were established to build upon our growing commercial real estate and construction lending business and were located in metropolitan areas known for economic growth and vitality. The Minneapolis metro area is rated as the 15th largest metropolitan area in the United States with a 2000 Census population of nearly 3.3 million people. Home to 17 of the nation's Fortune 500 companies, Minneapolis/St.Paul is economically diverse and consists of a wide range of companies involved in manufacturing, super computers, electronics, medical instruments, milling, machine manufacturing, food processing and graphic arts. Minneapolis/St.Paul also has over 1,300 technology-based firms contributing to one of the highest concentrations of high technology business in the nation. More than 1.7 million people are employed in the Minneapolis/St.Paul area with the latest November 2003 unemployment figures at 4.1%; approximately two percentage points below national levels. Fort Collins, Colorado, just 62 miles north of Denver, is Colorado's third largest metropolitan area with a 2000 Census population of over 251,000 residents. Fort Collins ranked as the fastest growing metro area along Colorado's Front Range during the 1990's with a population growth rate of 35.1%. Together with nearby Loveland, Fort Collins is the primary regional growth center of north central Colorado. Colorado State University is the area's largest employer and leads a diverse mix of education, health, retail and banking industries. Unemployment in mid-2003 was 5.5%; moderately below the national unemployment rate of 6.2%.

      We face significant competition, both in generating loans as well as in attracting deposits. Our primary banking market area is highly competitive and we face direct competition from a significant number of financial service providers, many with a state-wide or regional presence and, in some cases, a national presence. In recent years, our market area has experienced continued consolidation of the banking industry as locally based institutions have been acquired by large regional and nationally based financial institutions.

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

Lending Activities

      Loan Portfolio Composition. A significant amount of our loan portfolio continues to consist of one-to-four family residential loans. At December 31, 2003, our total loans receivable amounted to $2.2 billion, of which $559.1 million or 25.2% consisted of one-to-four family residential loans. Implementation of our lending strategy has caused us to increase our emphasis on construction, second mortgage residential, consumer, commercial real estate and land, business and multi-family residential loans as well as warehouse mortgage lines of credit. Our emphasis in higher yielding and/or shorter term loans has also allowed us to reduce the weighted average contractual maturity of our loan portfolio. At December 31, 2003, more than 64.9% of our total loan portfolio had contractual maturities of 10 years or less and more than 63.0% of our total loan portfolio had adjustable interest rates.

      During 2003 we increased our investment in second mortgage residential loans due to higher expected yields and lower expected average lives of these loans. Second mortgage residential loans grew to $258.1 million or 11.6% of our total loan portfolio at December 31, 2003 compared to $25.6 million or 1.3% of the total loan portfolio at December 31, 2002. Aggregate construction loans (including undisbursed loans in process) have increased from $299.3 million or 15.7% of our total loan portfolio at December 31, 2002 to $400.0 million or 18.0% of our total loan portfolio at December 31, 2003. Our investment in commercial real estate and land loans has also increased from $398.1 million at December 31, 2002 to $449.2 million at December 31, 2003. Outstanding warehouse mortgage lines of credit decreased from $236.5 million at December 31, 2002 to $78.8 million at December 31, 2003. We have established additional relationships with individual mortgage brokers during 2003 in an attempt to increase our volume due to decreased refinancing activity caused by the stabilization of interest rates during the second half of 2003. Warehouse mortgage lending advances in the aggregate totaled $5.5 billion in 2003 compared to $4.4 billion in 2002.

      The types of loans that we may purchase and originate are subject to federal and state laws and regulations. The interest rates we charge on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the Federal Government, including the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and legislative tax policies.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

                                                                           December 31,
                                      ------------------------------------------------------------------------------------
                                               2003                 2002                 2001                 2000
                                      ------------------------------------------------------------------------------------
(Dollars in thousands)                  Amount       %       Amount       %       Amount       %       Amount       %
---------------------------------------------------------------------------------------------------------------------------
Real estate loans:
  One-to-four family residential (1)  $  559,134   25.20%  $  547,619   28.66%  $  487,015   32.10%  $  541,711   44.79%
  Second mortgage residential            258,121   11.63       25,590    1.34       15,487    1.03       23,730    1.96
  Multi-family residential                99,078    4.47       79,953    4.18       74,209    4.89       67,025    5.54
  Commercial real estate and land        449,152   20.25      398,076   20.83      258,277   17.03      210,654   17.42
  Residential construction               245,782   11.08      156,322    8.18      113,300    7.47       77,421    6.40
  Commercial construction                154,247    6.95      143,020    7.49       95,614    6.30       46,187    3.82
---------------------------------------------------------------------------------------------------------------------------

    Total real estate loans            1,765,514   79.58    1,350,580   70.68    1,043,902   68.82      966,728   79.93
---------------------------------------------------------------------------------------------------------------------------

Business loans                            64,522    2.91       33,375    1.75       12,193    0.80        2,755    0.23
---------------------------------------------------------------------------------------------------------------------------

Warehouse mortgage lines of credit        78,759    3.55      236,492   12.38      224,067   14.77       37,173    3.07
---------------------------------------------------------------------------------------------------------------------------

Consumer loans:
  Home equity                             33,874    1.53       37,522    1.96       45,398    2.99       57,264    4.74
  Home equity line of credit             117,899    5.31       94,801    4.96       61,839    4.08       38,700    3.20
  Home improvement                        74,915    3.38       82,081    4.30       76,555    5.05       76,015    6.29
  Automobile                              67,351    3.04       60,707    3.18       42,547    2.80       22,496    1.86
  Other                                   15,621    0.70       15,131    0.79       10,486    0.69        8,283    0.68
---------------------------------------------------------------------------------------------------------------------------

  Total consumer loans                   309,660   13.96      290,242   15.19      236,825   15.61      202,758   16.77
---------------------------------------------------------------------------------------------------------------------------

    Total loans                        2,218,455   100.00%  1,910,689   100.00%  1,516,987   100.00%  1,209,414   100.00%
---------------------------------------------------------------------------------------------------------------------------

Unamortized premiums, discounts
  and deferred loan fees                  10,790                3,998                 (232)                (768)
Undisbursed portion of construction
  and land loans in process             (193,063)            (123,331)            (109,852)             (70,625)
---------------------------------------------------------------------------------------------------------------------------

Net loans                              2,036,182            1,791,356            1,406,903            1,138,021

Allowance for loan losses                (19,586)             (17,108)             (13,464)              (9,947)
---------------------------------------------------------------------------------------------------------------------------

  Net loans after allowance for
    loan losses                       $2,016,596           $1,774,248           $1,393,439           $1,128,074
===========================================================================================================================

(1) Includes loans held for sale      $    7,083           $    8,504           $   14,373           $    3,712

                                           December 31,
                                      --------------------
                                              1999
                                      --------------------
(Dollars in thousands)                  Amount       %
----------------------------------------------------------
Real estate loans:
  One-to-four family residential (1)  $  521,165   51.03%
  Second mortgage residential             30,964    3.03
  Multi-family residential                61,140    5.99
  Commercial real estate and land        152,768   14.96
  Residential construction                41,558    4.07
  Commercial construction                  6,800    0.66
----------------------------------------------------------

    Total real estate loans              814,395   79.74
----------------------------------------------------------

Business loans                             1,956    0.19
----------------------------------------------------------

Warehouse mortgage lines of credit        24,420    2.39
----------------------------------------------------------

Consumer loans:
  Home equity                             43,683    4.28
  Home equity line of credit              34,716    3.40
  Home improvement                        73,441    7.19
  Automobile                              20,966    2.05
  Other                                    7,733    0.76
----------------------------------------------------------

  Total consumer loans                   180,539   17.68
----------------------------------------------------------

    Total loans                        1,021,310   100.00%
----------------------------------------------------------

Unamortized premiums, discounts
  and deferred loan fees                     (92)
Undisbursed portion of construction
  and land loans in process              (23,484)
----------------------------------------------------------

Net loans                                997,734

Allowance for loan losses                 (8,860)
----------------------------------------------------------

  Net loans after allowance for
    loan losses                       $  988,874
==========================================================

(1) Includes loans held for sale      $    2,042

      Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2003, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

                                             One-to-
                                              Four         Second        Multi-      Commercial
                                             Family       Mortgage       Family     Real Estate    Residential    Commercial
(Dollars in thousands)                     Residential   Residential   Residential    and Land    Construction   Construction
------------------------------------------------------------------------------------------------------------------------------
Amounts due after December 31, 2003 in:

One year or less                             $    306      $     45      $  7,247      $ 56,287      $190,974      $ 15,569
After one year through two years                  666           549        10,945        37,958        38,858        31,747
After two years through three years               946         2,384         3,376        19,891            --            --
After three years through five years           11,940        11,535        26,935        64,520            --        43,331
After five years through ten years             20,935        53,847        43,363       241,470            --        63,600
After ten years through fifteen years          30,168       113,273         7,212        25,068            --            --
After fifteen years                           494,173        76,488            --         3,958        15,950            --
------------------------------------------------------------------------------------------------------------------------------

Total (1)                                    $559,134      $258,121      $ 99,078      $449,152      $245,782      $154,247
==============================================================================================================================


                                                          Warehouse
                                                           Mortgage
                                            Business       Line of
(Dollars in thousands)                        Loans         Credit       Consumer         Total
-----------------------------------------------------------------------------------------------------
Amounts due after December 31, 2003 in:

One year or less                             $ 21,060      $ 78,759      $ 22,951      $  393,198
After one year through two years                5,433            --        16,407         142,563
After two years through three years            14,970            --        43,188          84,755
After three years through five years           15,887            --       192,298         366,446
After five years through ten years              7,022            --        22,297         452,534
After ten years through fifteen years             150            --        11,809         187,680
After fifteen years                                --            --           710         591,279
-----------------------------------------------------------------------------------------------------

Total (1)                                    $ 64,522      $ 78,759      $309,660      $2,218,455
=====================================================================================================

(1) Gross of unamortized premiums, discounts and deferred loan fees, loans in process and allowance for loan losses.

      The following table shows the dollar amount of all loans, including loans held for sale, before net items, due after one year from December 31, 2003 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                  Floating or
(Dollars in thousands)             Fixed-Rate    Adjustable-Rate      Total
--------------------------------------------------------------------------------

One-to-four family residential       $ 77,231      $  481,597      $  558,828
Second mortgage residential           244,853          13,223         258,076
Multi-family residential               42,392          49,439          91,831
Commercial real estate and land        73,042         319,823         392,865
Residential contruction                15,793          39,015          54,808
Commercial construction                63,142          75,536         138,678
Business                               22,663          20,799          43,462
Consumer                              182,102         104,607         286,709
-------------------------------------------------------------------------------

Total                                $721,218      $1,104,039      $1,825,257
===============================================================================

      Origination, Purchase, Sale and Servicing of Loans. Our lending activities are subject to underwriting standards and loan origination procedures established by our Board of Directors and management. Applications for mortgages and other loans are taken at our banking and loan production offices. In the past, we relied on a network of loan correspondents and brokers to originate a substantial part of our loans. In recent years we have substantially expanded our capacity to originate loans in-house through the employment of a number of experienced loan originators. We continue to use loan correspondents to originate single-family residential loans to supplement our origination efforts. A substantial portion of such loans consists of fixed-rate single-family residential mortgage loans which we sell into the secondary market with servicing retained.

      Although we originate both adjustable-rate and fixed-rate loans, our ability to originate and purchase fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. The decline in interest rates during 2002 and 2003 increased our customer demand for fixed-rate loans. In order to implement our strategy of building a mortgage loan portfolio that consists primarily of adjustable-rate loans, our purchase activity has increased in recent years. During the year ended December 31, 2003, we purchased a total of $331.3 million of adjustable-rate one-to-four family and second mortgage residential loans while we originated an aggregate of $15.9 million of such loans. The loans purchased for retention during this period consisted primarily of pools of adjustable-rate jumbo single-family residential mortgage loans (loans in excess of secondary market size limits of $333,700), second mortgage residential, construction, consumer (primarily home improvement loans and indirect automobile financing), commercial real estate and land (including participation interests), business and multi-family residential loans.

      Generally, we originate adjustable-rate mortgage loans for retention in our portfolio. While we have in the past retained fixed-rate single-family loans, it is currently our policy to sell substantially all the single-family fixed-rate residential first mortgage loans we originate or purchase. Substantially all of the loans sold are sold to either Fannie Mae ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") or the FHLB pursuant to the Mortgage Partnership Finance program. Upon receipt of an application to make a fixed-rate loan, we typically enter into agreements to sell such loans to FNMA, FHLMC or the FHLB pursuant to forward sale commitments, with delivery being required in approximately 90 days. We generally agree to deliver a somewhat smaller dollar amount of loans in the event that not all the loans for which applications are submitted actually close. Loans are delivered pursuant to such sale contracts upon their origination or purchase and are not aggregated for sale as loan packages. As a result, we typically do not have a significant amount of loans held for sale at any given point in time. We recognize, at the time of disposition, the gain or loss on the sale of the loans. The gain or loss is based on the difference between the net proceeds received and the carrying value of the loans sold. During 2002 and 2003, we increased our purchases of fixed-rate single-family residential first mortgage loans for immediate sale as we continued to increase the size of our loan servicing portfolio. While we purchased $15.6 million of such loans in 2000, in 2001, 2002 and 2003 such purchases increased to $195.4 million, $339.0 million and $324.1 million, respectively.

      In recent years, we have developed lending relationships with several financial institutions and mortgage bankers pursuant to which we have purchased whole loans or loan participation interests secured by properties located outside our primary lending market area. Our purchases have consisted of second mortgage residential; construction loans or participation interests in such loans, both residential and commercial, as well as commercial real estate and land, and were originated under underwriting guidelines substantially identical to our own guidelines. For loans in which we hold a participation interest we generally require the lead lender to maintain anywhere from 5% to 50% interest in the loans. Prior to entering into such relationships, we conduct on-site due diligence of each lender, including document review as well as management interviews. We also conduct on-site inspections of selected properties and of the market areas in which the properties are located. In addition, we apply our own underwriting standards to each loan or loan participation we purchase. We also review and underwrite, with respect to construction loans, the individual builders to whom loans are being extended, establishing a limit as to the total amount that we will lend to each such builder. We engage local inspectors to inspect the progress of construction on properties securing such loans. We also generally visit the lenders every three to six months to conduct follow-up inspections of the lenders' operations as well as to review the collateral property securing the loans or participations purchased by us. The following primary lending relationships existed at December 31, 2003:

      Charleston and Columbia, South Carolina. Of the primary relationships, the first is with a mortgage banker in the Charleston and Columbia, South Carolina markets. Pursuant to the relationship with this mortgage banker, we have purchased loans made to local builders to finance the construction of residential properties. Under the terms of our arrangement we service these loans and the mortgage banker shares 50% of any losses incurred. As of December 31, 2003, this relationship consisted of 492 individual loans with an aggregate balance of $96.3 million. The outstanding loan balance under this relationship (disbursed loan proceeds) was $51.3 million as of December 31, 2003.

      Maitland (Orlando) Florida. The second relationship is with a mortgage banker in the Maitland (Orlando), Florida area and began in April 2003. Pursuant to this relationship, we have purchased loans made to individual borrowers to finance the construction of single-family residential properties. Under the terms of this relationship, all loans purchased are pre-approved for permanent financing following the construction phase. Disbursements are made on the purchased loans as the construction phase progresses. These disbursements are based on inspection of the property by a qualified third party inspector. As of December 31, 2003, this relationship encompassed 288 individual loans with an aggregate balance of $40.8 million. The outstanding loan balance under this relationship (disbursed loan proceeds) was $17.1 million at December 31, 2003.

      Birmingham, Alabama. The third relationship is with a financial institution headquartered in Birmingham, Alabama and involves the purchase of generally a 50% loan participation interest in residential construction loans and commercial real estate and land loans extended to builders. To date, the loans have been secured by properties located in Birmingham, Alabama; Atlanta, Georgia; Las Vegas, Nevada and Jacksonville,

      Florida. At December 31, 2003, this relationship had an aggregate balance of $24.8 million with $16.4 million outstanding at such date.

      At December 31, 2003 and 2002, we were servicing $956.7 million and $730.1 million, respectively, of loans for others, primarily consisting of one-to-four family residential loans sold by us to investors. In recent years, we began selling substantially all loans with servicing retained in order to develop additional sources of noninterest income. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, remitting certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee income from loans sold is generally 0.25% to 0.50% of the total balance of each loan serviced.

      Loans-to-One Borrower Limitations. As a federal savings bank, we are limited in the amount of loans we can make to any one borrower. This amount is equal to 15% of our unimpaired capital and surplus (this amount was approximately $39.4 million at December 31, 2003), although we are permitted to lend up to an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. Our aggregate loans to any one borrower have been within these limits for the year ended December 31, 2003. At December 31, 2003, our four largest credit relationships with an individual borrower and related entities consisted of loans that total $25.7 million, $20.5 million and two at $20.0 million, respectively. A brief summary of these four relationships follows:

   o The largest credit is a $25.7 million relationship collateralized by a 364 unit apartment complex located in Colorado Springs, Colorado. This relationship consists of two loans: a $12.85 million one-year adjustable-rate loan with a five-year term and a $12.85 million fixed-rate loan with a five-year term. These loans are classified as multi-family residential loans in the loan composition table.

   o The second largest credit relationship consists of a $17.5 million 10-year adjustable-rate loan and a $3.0 million adjustable-rate operating line of credit secured by a 59 bed acute care hospital located in Lincoln, Nebraska dedicated to heart surgeries and procedures. The $17.5 million loan is classified as a commercial real estate and land loan in the loan composition table. The $3.0 million adjustable-rate operating line of credit is classified as a business loan in the loan composition table.

   o The next largest credit relationship consists of two $10.0 million business revolving lines of credit secured by real estate and other business assets to a borrower who owns an excavation and construction company in Lincoln, Nebraska. One $10.0 million line is intended to finance work-in-process, accounts receivable and inventory. The other $10.0 million line is intended to finance equipment. Both loans have adjustable rates and mature in September 2005. At December 31, 2003, the total outstanding balance for both lines of credit aggregated $300,000. These lines of credit are classified as business loans in the loan composition table.

   o We also have a $20.0 million credit relationship to participate in the construction financing of a 442,576 square foot retail center located in Omaha, Nebraska. We are one of three financial institutions participating in this $71.1 million construction project. At December 31, 2003, a total of $7.4 million had been disbursed under this credit relationship. This loan is classified as a commercial construction loan in the loan composition table.

Each of these relationships was performing in accordance with its terms and conditions as of December 31, 2003.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                 Year Ended December 31,
                                                   -------------------------------------------------
(Dollars in thousands)                                 2003              2002              2001
----------------------------------------------------------------------------------------------------
Net loans after allowance for loan losses,
   beginning of period                             $ 1,774,248       $ 1,393,439       $ 1,128,074
----------------------------------------------------------------------------------------------------

Loan originations:
   One-to-four family residential:
     Adjustable-rate                                    14,055            14,591            14,356
     Fixed-rate                                        363,606           224,502           190,901
   Second mortgage residential                           2,787             1,084               794
   Multi-family residential                             42,309             6,243            14,360
   Commercial real estate and land                      99,426            75,889            54,017
   Residential construction                            154,695           100,599            73,539
   Commercial construction                              59,075            69,793            66,270
   Business                                             99,198            38,340            14,701
   Warehouse mortgage lines of credit (1)            5,491,777         4,427,554         3,841,872
   Consumer                                            147,069           133,379            99,086
----------------------------------------------------------------------------------------------------

     Total loan originations                         6,473,997         5,091,974         4,369,896
----------------------------------------------------------------------------------------------------

Loan purchases:
   One-to-four family residential:
     Adjustable-rate                                   328,644           302,148           133,713
     Fixed-rate (2)                                    324,107           339,040           195,362
   Second mortgage residential                         304,593            31,984             1,577
   Multi-family residential                             13,500            19,696                --
   Commercial real estate and land                      43,949           120,291            22,208
   Residential construction                            184,126            97,949            41,413
   Commercial construction                              45,568            14,200             9,655
   Business                                             21,326                --                --
   Consumer                                             67,526            85,249            73,891
----------------------------------------------------------------------------------------------------

     Total loan purchases                            1,333,339         1,010,557           477,819
----------------------------------------------------------------------------------------------------

     Total loan originations and purchases           7,807,336         6,102,531         4,847,715
----------------------------------------------------------------------------------------------------

Sales and loan principal repayments:
   Loan sales:
     One-to-four family residential                   (627,525)         (565,585)         (359,010)
     Consumer                                           (6,519)           (2,129)           (1,171)
   Loan principal repayments:
     Mortgage, business and consumer                (1,215,568)         (725,674)         (524,983)
     Warehouse mortgage lines of credit (1)         (5,649,510)       (4,415,441)       (3,654,978)
----------------------------------------------------------------------------------------------------

       Total loan sales and principal
         repayments                                 (7,499,122)       (5,708,829)       (4,540,142)
----------------------------------------------------------------------------------------------------

Decrease due to other items (3)                        (65,866)          (12,893)          (42,208)
----------------------------------------------------------------------------------------------------

Net loans after allowance for loan losses,
   end of period                                   $ 2,016,596       $ 1,774,248       $ 1,393,439
====================================================================================================

(1) Reflects amounts advanced and repaid under such lines of credit during the periods presented.

(2) Substantially all of these loans were acquired from mortgage bankers and sold to Fannie Mae, Freddie Mac and the Federal Home Loan Bank with servicing retained.

(3) Other items consist of unamortized premiums, discounts and deferred loan fees, loans in process and the allowance for loan losses.
================================================================================

      One-to-Four Family Residential Mortgage Lending. We offer both fixed-rate and adjustable-rate loans with maturities of up to 30 years secured by single-family residences. Single-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, from mortgage bankers and through referrals from members of our local communities. Due to the limited demand at the present time in our primary lending market area for adjustable-rate loans, we have determined to maintain the portfolio's size while increasing its interest sensitivity through the purchase of pools of adjustable-rate mortgage loans. At December 31, 2003, our one-to-four family residential mortgage loans totaled $559.1 million or 25.2% of total loans. Of such amount, $397.0 million, or 71.0%, related to loans secured by properties located outside our primary lending market area and approximately 86.1% had adjustable rates. The average loan size of our one-to-four family residential mortgage portfolio was $125,000 at December 31, 2003. A total of $1.5 million or 0.26% of our one-to-four family residential mortgage loans at December 31, 2003 were 90 days or more delinquent compared to $981,000 or 0.18% at December 31, 2002. During the years ended December 31, 2003 and 2002, we charged-off an aggregate of $6,000 and $16,000 of one-to-four family residential mortgage loans, respectively.

      We currently originate or purchase adjustable-rate single-family residential mortgage loans with terms of up to 30 years and interest rates which generally adjust one to seven years from the outset of the loan and thereafter annually for the duration of the loan. The interest rates for such adjustable-rate loans are generally tied to indices such as the U.S. Treasury CMT or Libor, plus a margin. Our adjustable-rate loans generally provide for periodic caps (not more than 2.0%) on the increase or decrease in the interest rate at any adjustment date. The maximum amount the rate can increase or decrease from the initial rate during the life of the loan is 5% to 6%.

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

      Generally, we originate single-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property and up to 100% if private mortgage insurance is obtained. Mortgage loans originated by us generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. We require fire, casualty, title and, in certain cases, flood insurance on properties securing real estate loans made by us.

      Second Mortgage Residential Lending. During 2003 we increased our investment in second mortgage residential loans. Second mortgage loans grew to $258.1 million or 11.6% of the total loan portfolio at December 31, 2003 compared to $25.6 million or 1.3% of the total loan portfolio at December 31, 2002. The growth in such loans was primarily achieved through the purchase of fixed-rate loans. Although the purchase for retention in our portfolio of fixed-rate second mortgage residential loans is contrary to our general policy of pursuing adjustable-rate loans, the expected yields and lives of the fixed-rate loans we purchased during 2003 justified their inclusion in our loan portfolio. At December 31, 2003, $244.3 million, or 94.7%, related to loans secured by properties located outside our primary lending market area. The average loan size of our second mortgage residential loan portfolio was $38,000 at December 31, 2003. Of the second mortgage residential loans outstanding at December 31, 2003, approximately 94.9% were fixed-rate loans. At December 31, 2003, $224,000 or 0.09% were 90 or more days delinquent compared to $180,000, or 0.70%, at December 31, 2002. During the years ended December 31, 2003 and 2002, we charged-off an aggregate of $107,000 and $21,000, respectively, of second mortgage residential loans.

      Multi-Family Residential Real Estate. We invest in multi-family residential loans that are secured by multi-family housing units located in our primary lending market area. At December 31, 2003, our multi-family residential loan portfolio totaled $99.1 million or 4.5% of the total loan portfolio compared to $80.0 million or 4.2% of the total loan portfolio at December 31, 2002. At December 31, 2003, 82.8% of the multi-family residential loans were secured by properties located in our primary lending market area. The average loan size of our multi-family residential loan portfolio was $1.8 million at December 31, 2003 and 52.3% of our multi-family residential loans had adjustable rates of interest. At December 31, 2003 and 2002 we had no multi-family residential loans 90 or more days delinquent. We had no charge-offs of multi-family residential loans during the years ended December 31, 2003 and 2002.

      The largest multi-family residential credit at December 31, 2003 is a $25.7 million relationship collateralized by a 364 unit class A apartment complex located in Colorado Springs, Colorado. This relationship consists of two loans: a $12.85 million one-year adjustable-rate loan with a five-year term and a $12.85 million fixed-rate loan with a five-year term. These loans were performing in accordance with their loan terms at December 31, 2003.

      Commercial Real Estate and Land Lending. We invest in commercial real estate loans that are secured by properties generally used for business purposes, such as office buildings and retail facilities, and land being held for commercial and residential development. The properties securing these loans are located primarily in Lincoln and Omaha, Nebraska and in selected areas outside of our primary lending market area. We have increased our involvement in this lending category as part of our strategy to increase our investment in higher yielding and/or loans with shorter expected average lives. We have also increased our capacity to originate such loans internally with the hiring of several experienced commercial real estate lenders as well as the opening of new commercial real estate loan production offices in Colorado Springs, Denver and Fort Collins, Colorado and Minneapolis, Minnesota.

      Our underwriting procedures provide generally that commercial real estate loans (as well as multi-family, land and commercial construction loans) may be made in amounts up to 80% of the value of the property if it is located within our primary lending market area and 75% of the value if it is outside our primary lending market area. Any loan exceeding such loan-to-value ratio must be supported by documentation of the relevant factors justifying the deviation which is reviewed by the Board of Directors on a quarterly basis. The following is a summary of lending guidelines concerning our commercial real estate lending:

   o The total of commercial real estate loans exceeding established loan-to-value limits may not exceed 30% of our risk-based capital. At December 31, 2003, we were in compliance with established guidelines related to risk-based capital as these loans totaled 13.0% of our risk-based capital.

   o The total of all commercial real estate loans, land loans related to commercial development, multi-family residential loans and commercial construction loans cannot exceed 50% of our total loan portfolio. At December 31, 2003, 30.7% of our total loan portfolio consisted of such loans. Furthermore, no more than 40% of such loans can be secured by properties located outside of our primary lending market area. At December 31, 2003, the state outside of our primary lending market area with the highest concentration of such loans was the State of Washington (6.8%).

   o Such loans are currently originated with various indices such as U.S. Treasury CMT or Libor, plus a margin, with terms of nine or ten years and with interest rates which initially adjust three or five years after origination and every three or five years thereafter. The majority of these loans have 20 or 25 year amortization schedules and require payment of the remaining principal at maturity. Our adjustable-rate loans do not have any periodic limits on the increases or decreases in the interest rate that may be effected at the time of the adjustment other than lifetime floor and ceiling limits.

   o All commercial real estate and multi-family residential loans are underwritten by our centralized loan underwriting department. In underwriting these loans, we consider all aspects of the credit profile of each borrower's ability to repay the debt. We consider the borrower's income, probable continuation of income and credit history.

   o Loans in excess of $10.0 million must be presented to and approved by our Board of Directors.

   o We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 125%. Personal guarantees are generally required. In addition, we require that security instruments contain affirmative language concerning the prospective borrower's responsibility for compliance with laws and regulations (including environmental, health and safety) and for protecting the environmental conditions of the security property. A phase one environmental assessment report, prepared in conformance with our environmental risk policy, is normally obtained if the loan is in excess of $1.0 million or if there is any indication of possible contamination at the security property.

   Our commercial real estate and land loan portfolio at December 31, 2003 was $449.2 million or 20.3% of total loans compared to $398.1 million or 20.8% of total loans at December 31, 2002. At December 31, 2003, $234.3 million, or 52.2%, related to loans secured by properties located within our primary lending market area. The average loan size of our commercial real estate loan portfolio at December 31, 2003 was $1.3 million. At December 31, 2003, 80.2% of our commercial real estate and land loans had adjustable rates. We had no commercial real estate and land loans 90 or more days delinquent at December 31, 2003 compared to $3.8 million which were 90 or more days delinquent at December 31, 2002. During the years ended December 31, 2003 and 2002, we charged-off an aggregate of $330,000 and $0, respectively, of commercial real estate and land loans.

   The largest commercial real estate loan outstanding at December 31, 2003 is a $17.5 million 10-year adjustable-rate loan secured by a 59 bed acute care hospital located in Lincoln, Nebraska dedicated to heart surgeries and procedures. This loan was performing in accordance with its terms at December 31, 2003.

   In recent periods we have increased our lending to finance the acquisition of land for residential and commercial real estate projects. Such land loans totaled $96.0 million, or 4.3%, of total loans at December 31, 2003 ($69.9 million of which had been disbursed at such date). The average size of our land loans at December 31, 2003 was $820,000.

   During 2003, we refinanced a land development loan and a revolving line of credit loan aggregating $20.0 million which are secured by a 572 acre parcel of land in Lincoln, Nebraska. At December 31, 2003, a total of $11.3 million had been disbursed to the borrower. The loans were performing in accordance with their terms at December 31, 2003.

   Loans secured by commercial real estate and multi-family residential real estate properties generally involve larger principal amounts and a greater degree of risk than single-family residential mortgage loans. Payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties. Repayment of such loans may be subject to adverse conditions in the real estate market or the economy and a concentration of loans in a geographic region may be subject to greater risk because of the potential for adverse economic conditions affecting that region. We seek to minimize these risks through our underwriting standards.

   Construction Lending. We offer residential construction loans for either pre-sold houses (a purchase contract has been signed) or speculative houses (properties for which no buyer yet exists). We are also involved in commercial real estate construction lending as well as purchasing participation interests in such loans. Approximately 60% of our residential construction loans are for pre-sold houses. As part of the increased emphasis on construction lending, we have, in recent years, hired several experienced loan originators in order to increase our capabilities in this lending area.

   We originate our residential construction loans within our primary lending market area typically through direct contact with home builders. Most of such loans involve properties located in the Omaha and Lincoln, Nebraska metropolitan areas. During the past few years, we have become involved in purchasing residential construction loans and participation interests in such loans secured by properties located outside our primary lending market area, generally in more densely populated cities in South Carolina, Georgia, Alabama, Nevada, Minnesota and Florida. The following is a summary of our lending guidelines for residential construction loans:

   o Whether we originate or purchase residential construction loans, we review all plans, specifications and cost estimates and require that the contractor be known by us to be reputable.

   o The amount of construction advances to be made, together with the sum of previous disbursements, may not exceed the percentage of completion of the construction.

   o Such loans generally have terms not exceeding 18 months, have loan-to-value ratios of 90% or less of the appraised value upon completion and do not require the amortization of the principal during the term of the loan.

   o The loans are generally made with adjustable rates of interest based on the Wall Street Journal prime rate.

      At December 31, 2003, residential construction loans (including participation interests) totaled $245.8 million (including undisbursed loans in process), or 11.1%, of our total loan portfolio. Of such amount, $156.3 million related to loans secured by properties located outside our primary lending market area. The average loan size of our residential construction loans was $203,000 at December 31, 2003. A total of 70.4% of our residential construction loans had adjustable rates of interest at December 31, 2003. At December 31, 2003 and 2002, we had $1.0 million and $106,000, respectively, of residential construction loans 90 or more days delinquent. During the years ended December 31, 2003 and 2002, we charged-off an aggregate of $13,000 and $0, respectively, of residential construction loans.

      We have increased significantly our involvement in commercial construction lending during the last three years. Most of such loans are extended to build office buildings, retail centers or apartment buildings. As a result of such efforts, commercial construction loans totaled $154.2 million (including undisbursed loans in process) at December 31, 2003 or 7.0% of total loans compared to $143.0 million and $95.6 million, or 7.5% and 6.3%, of total loans at December 31, 2002 and 2001, respectively. The average loan size of our commercial construction loan portfolio was $4.1 million at December 31, 2003. At December 31, 2003, $18.6 million of our commercial construction loans were secured by properties located outside our primary lending market area. Of the commercial construction loans outstanding at December 31, 2003, approximately 58.6% had adjustable rates. At December 31, 2003 and 2002, we had no commercial construction loans 90 or more days delinquent. Additionally, there were no commercial construction loans charged-off during the years ended December 31, 2003 and 2002.

      At December 31, 2003, our largest commercial construction loan was a $20.0 million loan to finance the construction of a 442,576 square foot retail center located in Omaha, Nebraska. We are one of three financial institutions participating in this $71.1 million construction project. At December 31, 2003, a total of $7.4 million had been disbursed under this credit relationship. This loan was performing in accordance with its terms at December 31, 2003.

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

      Warehouse Mortgage Lines of Credit. In recent years, we have become actively involved in originating revolving lines of credit to mortgage brokers. The lines are drawn upon by such companies to fund the origination of single-family residential loans. Prior to funding the advance, the mortgage broker must have an approved commitment for the purchase of the loan which in turn reduces credit exposure associated with the line. The lines are repaid upon completion of the sale of the mortgage loan to third parties which usually occurs within 30 days of origination of the loan. In connection with extending the line of credit to the mortgage broker, we enter into agreements with each company to which such mortgage broker intends to sell loans which are being funded with the line of credit from us. Under such agreements, the loan purchaser agrees to hold the mortgage documents issued by the mortgage brokers on behalf of and for our benefit until such time that the purchasers remit to us the purchase price for such loans. The lines are structured with adjustable rates tied to the Wall Street Journal prime rate plus or minus a margin. We fund a portion of the advances using short-term borrowings from the FHLB. Maximum amounts permitted to be advanced by us under existing warehouse mortgage lines of credit range in amount from $2.5 million to $65.0 million. With respect to our largest line of credit ($65.0 million), we arranged participation interests aggregating $17.0 million to two other financial institutions and $10.0 million to the Company before extending a $38.0 million line of credit to the Bank in order to limit our risk and to ensure compliance with our loans-to-one borrower regulatory limitation. At December 31, 2003, the largest outstanding amount under an individual warehouse mortgage line was $14.5 million. This lending area increased during 2002 due to the strength of the mortgage market resulting in large part from the low interest rate environment. Outstanding balances under warehouse mortgage lines of credit totaled $236.5 million and $224.1 million or 12.4% and 14.8% of the total loan portfolio at December 31, 2002, and 2001, respectively. During the second half of 2003 we experienced a stabilization of interest rates and a significant reduction in mortgage refinancing activity. As a result, outstanding balances under warehouse mortgage lines of credit declined to $78.8 million, or 3.6% of the total loan portfolio at December 31, 2003. Additionally, at December 31, 2003, unused warehouse mortgage lines of credit totaled $493.1 million compared to unused lines of $183.0 million at December 31, 2002. Line of credit advances totaled $5.5 billion for the year ended December 31, 2003 compared to $4.4 billon for the year ended December 31, 2002, which is the result of a high level of refinancing activity during the first half of 2003 and an increased number of brokers with which we do business. The increase in the unused portion of warehouse mortgage lines of credit is reflective of the decreased mortgage refinancing activity and additional broker relationships established during 2003. At December 31, 2003, there were no warehouse mortgage lines of credit 90 or more days delinquent. During the years ended December 31, 2003 and 2002, we charged-off an aggregate of $110,000 and $0, respectively, of warehouse mortgage lines of credit. As part of the structure of the lines of credit, the mortgage brokers are required to maintain commercial deposits with us, with the amount of such deposits depending upon the amount of the line and other factors.

      Business Lending. Business loans are made predominantly to small to mid-sized businesses located within our primary lending market area. We are increasing our focus on such lending in conjunction with our overall increased emphasis on loans with higher yields and/or shorter expected lives. At December 31, 2003, we had $64.5 million in business loans which amounted to 2.9% of total loans receivable compared to $33.4 million or 1.8% of total loans receivable at December 31, 2002. Of the business loans outstanding at December 31, 2003, approximately 57.6% had adjustable rates. At December 31, 2003 and 2002, we had $219,000 and $0, respectively, of business loans 90 or more days delinquent. For the years ended December 31, 2003 and 2002, we charged-off an aggregate of $5,000 and $99,000, respectively, of business loans.

      The largest credits consist of two $10.0 million business revolving lines of credit secured by real estate and other business assets to a borrower who owns an excavation and construction company in Lincoln, Nebraska. One $10.0 million line is intended to finance work-in-process, accounts receivable and inventory. The other $10.0 million line is intended to finance equipment. Both loans have adjustable rates and mature in September 2005. At December 31, 2003, the total outstanding balance for both lines of credit aggregated $300,000.

      Consumer and Other Lending. Consumer loans, consisting primarily of home equity, home improvement and automobile loans amounted to $309.7 million or 14.0% of our total loan portfolio at December 31, 2003. We generally offer home equity loans and lines of credit in amounts up to $100,000 with a term of 15 years or less and a loan-to-value ratio up to 100% of value. We also offer home improvement loans in amounts up to $100,000 with a term of 15 years or less and a loan-to-value ratio up to 100% of value. A substantial portion of our home improvement loans consist of participation interests we have purchased from a third party. Under the terms of our arrangement with this third party, if any loan becomes more than 120 days past due, we can require the seller to repurchase such loan at a price equal to our total investment in the loan, including any uncollected and accrued interest. During 2003, we purchased $25.8 million of such loans and at December 31, 2003, we held $58.3 million of loans purchased under such arrangement. We also offer automobile loans in amounts up to $50,000 with maximum 72 month and 60 month terms for new and used cars, respectively, and purchase price ratios of generally not more than 95% and 85% for new and used cars, respectively. Most of our automobile loans are obtained through a network of 67 new and used automobile dealers located primarily in Lincoln and Omaha, Nebraska. During 2003, we purchased approximately $26.4 million of such loans. Although employees of the automobile dealership take the application, the loans are made pursuant to our own underwriting standards and must be approved by one of our authorized loan officers. Upon closing of the loan by the dealer, the loan is purchased by us. Our consumer loan portfolio also includes recreational vehicle, boat, motorcycle and other unsecured loans.

      Unsecured loans and loans secured by rapidly depreciating assets, such as automobiles, entail greater risks than single-family residential mortgage loans. In such cases, repossessed collateral, if any, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 2003 and 2002, our consumer loans 90 days or more delinquent totaled $700,000 and $427,000, respectively. For the years ended December 31, 2003 and 2002, we charged-off $1.4 million and $1.0 million, respectively, of consumer loans.

      Loan Commitments. At December 31, 2003, we had issued commitments totaling $781.4 million, excluding the undisbursed portion of loans in process, to fund and purchase loans, extend credit on commercial and consumer unused lines of credit and to extend credit under unused warehouse mortgage lines of credit. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn. We anticipate that normal amortization and prepayments of loan principal will be sufficient to fund these loan commitments. See "Liquidity and Commitments" in Management's Discussion and Analysis in our 2003 Annual Report to Shareholders ("Annual Report") and attached as Exhibit 13 hereto.

      Derivative Financial Instruments. The Company enters into commitments to fund loans in which the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives under SFAS No. 133 and are recorded at their fair value in other assets on the Consolidated Balance Sheets. Changes in fair value are recorded in net gain on loans held for sales on the Consolidated Statements of Income. Fair value is based on a quoted market price that closely approximates the gain that would have been recognized if the loan commitment was funded and sold at December 31, 2003. In measuring the fair value of rate lock commitments, the amount of the expected servicing rights is included in the valuation. The measurement of fair value is also adjusted for anticipated fallout of commitments that will never be funded. Rate lock commitments expose the Company to interest rate risk.

      The Company manages the interest rate risk by entering into forward sales commitments, which are also defined as derivatives under SFAS No. 133, and are recorded at their fair value in other liabilities on the Consolidated Balance Sheets, with changes in fair value reported in net gain on loans held for sale on the Consolidated Statement of Income. Their fair value is based on a quoted pair-out premium or penalty that would be received or paid if we exited the forward position at December 31, 2003.

      Loan Approval Procedures and Authority. Our Board of Directors establishes lending policies and procedures. All general lending policies are set on an ongoing basis by the Asset/Liability Committee composed of the following officers of TierOne Bank: Chief Executive Officer; Chief Operating Officer; Directors of: Lending, Administration, Retail Banking and Finance; Marketing Officer; Controller and Financial Analysis Manager. Under policies established by the Board of Directors, various officers or combinations of officers have loan approval authority, the specific amounts and requirements being set forth for each loan type. For loan amounts in excess of $10.0 million, approval of our Board of Directors is required.

Delinquent Loans, Classified Assets and Real Estate Owned

      Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis. These reports include information regarding all loans 30 days or more delinquent and all real estate owned. These reports are also provided to the Board of Directors. The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We generally send the borrower a written notice of non-payment after the loan is first past due.

Our loan recovery guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by us, becomes real estate owned.

      Federal regulations and our Asset Classification Policy require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated the Office of Thrift Supervision's ("OTS") internal asset classifications as a part of our credit monitoring system. All assets are subject to classification. Asset quality ratings are divided into three asset classifications: Pass (unclassified), special mention and classified (adverse classification). Additionally, there are three adverse classifications: "substandard", "doubtful" and "loss". A pass asset is considered to be of sufficient quality to preclude a special mention or an adverse rating. The special mention asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in our credit position at a future date. Problem assets receive an adverse classification. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      When we classify one or more assets, or portions thereof, as "substandard", "doubtful" or "loss", we establish a valuation allowance for loan losses in an amount deemed prudent by management based on the specific facts of the asset. In addition to these specific valuation allowances, we establish a general valuation allowance to absorb losses which exist in the loan portfolio but which have not been specifically identified. To quantify this general valuation allowance, we segregate the loan portfolio by loan type and apply loss factors to develop our allowance levels. These loss factors are developed using our historical loan loss experience for each group of loans as further adjusted for specific documented factors, including the following:

   o  Trends and levels of delinquent or "impaired" loans;

   o  Trends and levels of charge-offs;

   o  Trends in volume and underwriting terms or guarantees for the loans;

   o Impact of changes in underwriting standards, risk tolerances, or other changes in lending practices;

   o  Changes in qualifications or experience of the lending staff;

   o  Changes in local or national economic or industry conditions; and

   o  Changes in credit concentration.

      Although management believes that, based on information currently available to us at this time, our allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

      The Asset Classification Committee is composed of the following officers of TierOne Bank: Chief Executive Officer; Chief Operating Officer; Chief Credit Officer; Directors of Lending and Finance; Assistant Director of Lending; Controller; Financial Analysis Manager and Regulatory Reporting Accountant. The Asset Classification Committee reviews and classifies assets no less frequent than quarterly and the Board of Directors reviews the results of the reports on a quarterly basis. At December 31, 2003 and 2002, we had $10.4 million and $7.5 million, respectively, of assets classified as "substandard" which consisted of real estate owned, single-family residential mortgage, residential construction, business and consumer loans. Non-accrual loans are those loans 90 days or more delinquent. At December 31, 2003 and 2002, substandard assets included in loans 90 days or more delinquent were $3.6 million and $5.5 million, respectively. At such dates, we had no loans classified as "doubtful" or "loss." In addition, as of December 31, 2003 and 2002, we had $35.3 million and $18.1 million, respectively, of loans designated "special mention."

      Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

                                                      December 31, 2003                     December 31, 2002
                                     -------------------------------------------------  -----------------------
                                               30-89                   90 or More                 30-89
                                            Days Overdue              Days Overdue             Days Overdue
                                     -------------------------------------------------  -----------------------

                                        Number of   Principal    Number of   Principal    Number of   Principal
(Dollars in thousands)                    Loans      Balance       Loans      Balance       Loans      Balance
---------------------------------------------------------------------------------------------------------------
One-to-four family residential               23      $1,844           11      $1,461           24      $3,677
Second mortgage residential                  26       1,051            4         224            2          86
Multi-family residential                     --          --           --          --           --          --
Commercial real estate and land               2         142           --          --           --          --
Residential construction                     15       2,501            3       1,012            2         258
Commercial construction                      --          --           --          --           --          --
Business                                      2         126            1         219           --          --
Warehouse mortgage lines of credit           --          --           --          --           --          --
Consumer loans                              255       2,945           60         700          209       2,499
---------------------------------------------------------------------------------------------------------------

  Total delinquent loans                    323      $8,609           79      $3,616          237      $6,520
===============================================================================================================

Delinquent loans as a percentage of
  total loans                                          0.39%                    0.16%                    0.34%
===============================================================================================================


                                          December 31, 2002
                                       -------------------------
                                              90 or More
                                             Days Overdue
                                       -------------------------
                                         Number of  Principal
(Dollars in thousands)                    Loans      Balance
----------------------------------------------------------------
One-to-four family residential                7      $  981
Second mortgage residential                   4         180
Multi-family residential                     --          --
Commercial real estate and land               2       3,795
Residential construction                      1         106
Commercial construction                      --          --
Business                                     --          --
Warehouse mortgage lines of credit           --          --
Consumer loans                               39         427
----------------------------------------------------------------

  Total delinquent loans                     53      $5,489
================================================================

Delinquent loans as a percentage of
  total loans                                          0.29%
================================================================

      Non-Accrual Loans and Real Estate Owned. The following table sets forth information regarding non-accrual loans and real estate owned. At December 31, 2003, nonperforming loans consisted of 15 single-family residential loans with an average balance of $112,000, three residential construction loans with an average balance of $337,000, one business loan with a balance of $219,000 and 60 consumer loans with an average balance of $12,000. At such date, real estate owned totaled $678,000 consisting of five single-family residential properties, one business loan and repossessed automobiles. Troubled debt restructurings consisted of 11 loans with an average balance of $43,000 at December 31, 2003. Such restructured loans were performing in accordance with their terms at such date. It is our policy to cease accruing interest on loans 90 days or more past due and to charge-off all accrued interest. For the years ended December 31, 2003 and 2002, the amount of interest income not recognized on non-accrual loans was $308,000 and $290,000, respectively. Total impaired loans amounted to approximately $864,000 ($396,000 of performing warehouse mortgage lines of credit and $468,000 of troubled debt restructurings) and $4.0 million ($3.8 million of commercial real estate and land loans and $209,000 of troubled debt restructurings) at December 31, 2003 and 2002, respectively.

      The following table shows the amounts of our nonperforming assets at the dates indicated. We did not have any accruing loans 90 days or more past due at the dates shown.

                                                                 December 31,
                                         -----------------------------------------------------------
(Dollars in thousands)                     2003         2002         2001         2000         1999
----------------------------------------------------------------------------------------------------
Non-accruing loans:
  One-to-four family residential          $1,461       $  981       $  895       $1,009       $1,199
  Second mortgage residential                224          180            3           --          113
  Multi-family residential                    --           --           --           --           --
  Commercial real estate and land             --        3,795           --        2,703           --
  Residential construction                 1,012          106           --          380           --
  Commercial construction                     --           --           --           --           --
  Business                                   219           --           --           --           --
  Warehouse mortgage lines of credit          --           --           --           --           --
  Consumer                                   700          427          767          416          239
----------------------------------------------------------------------------------------------------

  Total non-accruing loans                 3,616        5,489        1,665        4,508        1,551

Real estate owned, net (1)                   678        1,967          168          807          352
----------------------------------------------------------------------------------------------------

  Total nonperforming assets               4,294        7,456        1,833        5,315        1,903

Troubled debt restructurings                 468          209          345          185          127
----------------------------------------------------------------------------------------------------

  Total nonperforming assets and
     troubled debt restructurings         $4,762       $7,665       $2,178       $5,500       $2,030
====================================================================================================

Total nonperforming loans as a
  percent of net loans                      0.18%        0.31%        0.12%        0.40%        0.16%
----------------------------------------------------------------------------------------------------

Total nonperforming assets as a
  percent of total assets                   0.19%        0.38%        0.12%        0.39%        0.15%
----------------------------------------------------------------------------------------------------

Total nonperforming assets and
  troubled debt restructurings
  as a percent of total assets              0.22%        0.39%        0.14%        0.40%        0.16%
----------------------------------------------------------------------------------------------------

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other reposessed collateral consisting primarily of automobiles.

      When we acquire property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, we provide for a specific valuation allowance and charge operations for the diminution in value. It is our policy to obtain an appraisal or broker's price opinion on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is our policy to require appraisals on a periodic basis on foreclosed properties as well as conduct inspections on such properties.

      Allowance for Loan Losses. A provision for loan losses is charged to income when it is determined by management to be required based on its analysis. The allowance is maintained at a level to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the loan portfolio no less frequently than quarterly in order to identify those inherent losses and to assess the overall collection probability of the portfolio. Management's review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. The evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size, terms and geographic concentration of loans held by us, the value of collateral securing the loan, the number of loans requiring heightened management oversight and general economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

      The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specific loans identified by the credit review function that are evaluated individually for impairment and are considered to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by (i) the fair value of the collateral if the loan is collateral dependent, (ii) the present value of expected future cash flows, or (iii) the loan's observable market price. The second element is an estimated allowance established for losses which are probable and reasonable to estimate on each category of outstanding loans. While management uses available information to recognize probable losses on loans inherent in the portfolio, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

      The following table shows changes in our allowance for loan losses during the periods presented.

                                                                 At or For the Year Ended December 31,
                                                      ------------------------------------------------------------
(Dollars in thousands)                                  2003         2002         2001         2000         1999
------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of period        $ 17,108     $ 13,464     $  9,947     $  8,860     $  7,834
------------------------------------------------------------------------------------------------------------------

Charge-offs:
  One-to-four family residential                            (6)         (16)         (37)         (61)          (4)
  Second mortgage residential *                           (107)         (21)          --           --           --
  Multi-family residential                                  --           --           --           --           --
  Commercial real estate and land                         (330)          --           (1)          --           --
  Residential construction                                 (13)          --           --           --           --
  Commercial construction                                   --           --           --           --           --
  Business                                                  (5)         (99)          --           --           --
  Warehouse mortgage lines of credit                      (110)          --           --           --           --
  Consumer                                              (1,368)      (1,018)        (458)        (137)        (117)
------------------------------------------------------------------------------------------------------------------

    Total charge-offs                                   (1,939)      (1,154)        (496)        (198)        (121)

Recoveries on loans previously charged-off                 146          103           16           12           15

Provision for loan losses                                4,271        4,695        3,997        1,273        1,132
------------------------------------------------------------------------------------------------------------------

Allowance for loan losses, end of period              $ 19,586     $ 17,108     $ 13,464     $  9,947     $  8,860
==================================================================================================================

Allowance for loan losses as a percent of net loans       0.96%        0.96%        0.96%        0.87%        0.89%

Allowance for loan losses as a
  percent of nonperforming loans                        541.65%      311.68%      808.65%      220.65%      571.24%

Ratio of net charge-offs during the period as a
  percent of average loans outstanding during
  the period                                              0.10%        0.08%        0.04%        0.02%        0.01%
==================================================================================================================

* Second mortgage residential loans are disclosed for 2003 and 2002 only due to increased investment in such loans during 2003.

      The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

                                                                    December 31,
                                   --------------------------------------------------------------------------------
                                             2003                       2002                       2001
                                   --------------------------------------------------------------------------------

                                                     Loan                       Loan                       Loan
                                                 Category as                Category as                Category as
                                    Amount of    a% of Total   Amount of    a% of Total   Amount of    a% of Total
(Dollars in thousands)              Allowance       Loans      Allowance       Loans      Allowance       Loans
-------------------------------------------------------------------------------------------------------------------
One-to-four family residential      $  1,069        25.20%     $  1,071        30.00%     $    976        33.13%
Second mortgage residential *          2,343        11.63            --           --            --           --
Multi-family residential               2,002         4.47         1,740         4.18         1,715         4.89
Commercial real estate and land        5,482        20.25         6,343        20.83         3,876        17.03
Residential construction               1,570        11.08         1,051         8.18           597         7.47
Commercial construction                1,011         6.95         1,259         7.49           586         6.30
Business                                 788         2.91           400         1.75           146         0.80
Warehouse mortgage lines
  of credit                              207         3.55           473        12.38           448        14.77
Consumer                               5,003        13.96         4,771        15.19         4,736        15.61
Unallocated                              111           --            --           --           384           --
-------------------------------------------------------------------------------------------------------------------

Total                               $ 19,586       100.00%     $ 17,108       100.00%     $ 13,464       100.00%
===================================================================================================================


                                                         December 31,
                                   ------------------------------------------------------
                                             2000                        1999
                                   ------------------------------------------------------
                                                     Loan                       Loan
                                                 Category as                Category as
                                    Amount of    a% of Total   Amount of    a% of Total
(Dollars in thousands)              Allowance       Loans      Allowance       Loans
-----------------------------------------------------------------------------------------
One-to-four family residential      $    813        46.75%     $    899        54.06%
Second mortgage residential *             --           --            --           --
Multi-family residential               1,395         5.54         1,440         5.99
Commercial real estate and land        3,316        17.42         2,723        14.96
Residential construction                 353         6.40           214         4.07
Commercial construction                  235         3.82            40         0.66
Business                                  33         0.23            14         0.19
Warehouse mortgage lines
  of credit                               74         3.07            56         2.39
Consumer                               3,447        16.77         3,474        17.68
Unallocated                              281           --            --           --
-----------------------------------------------------------------------------------------

Total                               $  9,947       100.00%     $  8,860       100.00%
=========================================================================================

* Second mortgage residential loans disclosed separately for 2003 as we began analyzing this portfolio seperately in 2003 due to our increased investment in such loans.

Investment Activities

      Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, time deposits of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Historically, we have maintained liquid assets at a level considered to be adequate to meet our normal daily activities.

      Our investment policy, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement our lending activities. We primarily utilize investments in securities for liquidity management and as a method of deploying excess funding not utilized for loan originations and purchases. We have invested primarily in U.S. Government and agency securities, corporate commercial paper, mutual funds, U.S. Government sponsored agency issued mortgage-backed securities and collateralized mortgage obligations. As required by SFAS No. 115, we have established an investment portfolio of securities that are categorized as held to maturity or available for sale. We do not currently maintain a portfolio of securities categorized as held for trading. The majority of our investment securities are purchased for the available for sale portfolio which totaled $43.5 million or 2.0% of total assets at December 31, 2003. At such date, we had net unrealized gains with respect to such securities of $142,000. At December 31, 2003, the held to maturity securities portfolio totaled $142,000.

      At December 31, 2003, our mortgage-backed security portfolio (all of which were classified as available for sale) totaled $15.7 million or 0.7% of total assets, a decrease of $14.7 million from $30.4 million at December 31, 2002. Of such amount, $8.3 million were issued by FNMA, $7.0 million were issued by the Government National Mortgage Association ("GNMA"), $395,000 were issued by the FHLMC and $4,000 were collateralized mortgage obligations ("CMOs"). Of the $15.7 million of mortgage-backed securities, $13.4 million had adjustable-rates with interest rate adjustments of 1.0% to 2.0% annually and 4.5% to 10.4% over the life of the security. During the quarter ended March 31, 2003, we purchased two FNMA fixed-rate mortgage-backed securities totaling $84.0 million in an effort to grow our mortgage-backed securities portfolio and further diversify our asset base. Due to higher than projected prepayment speeds which resulted in negative yields for these two FNMA securities, these two pools were sold during the quarter ended September 30, 2003. We realized a gain of $25,000 on one FNMA mortgage-backed security and a loss of $25,000 on the other FNMA mortgage-backed security. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

      The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on GNMA securities is guaranteed by GNMA and backed by the full faith and credit of the U.S. Government. FHLMC is a private corporation chartered by the U.S. Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. Government, but because FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

      The following table sets forth certain information relating to our investment securities portfolio at the date listed.

                                                                     December 31,
                                      --------------------------------------------------------------------------
                                              2003                       2002                      2001
                                      ----------------------    ----------------------    ----------------------
                                      Carrying      Market      Carrying      Market      Carrying      Market
(Dollars in thousands)                  Value        Value        Value        Value        Value        Value
----------------------------------------------------------------------------------------------------------------
U.S. Government agency obligations     $ 12,877     $ 12,886     $  2,000     $  2,000     $ 26,691     $ 26,691
Corporate securities                     24,496       24,660       23,418       22,546       12,214       11,833
Municipal obligations                       142          142          157          157          221          221
Asset Management Fund - ARM Fund          6,000        5,969        6,000        6,000        6,000        6,000
----------------------------------------------------------------------------------------------------------------

  Total investment securities            43,515       43,657       31,575       30,703       45,126       44,745

Federal Home Loan Bank stock             37,143       37,143       21,459       21,459       14,836       14,836
----------------------------------------------------------------------------------------------------------------

  Total investment securities and
    Federal Home Loan Bank stock       $ 80,658     $ 80,800     $ 53,034     $ 52,162     $ 59,962     $ 59,581
================================================================================================================

      The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2003. No tax-exempt yields have been adjusted to a tax-equivalent basis.

                                                                   Over One                    Over Five
                                            One        Weighted      Year        Weighted         Years       Weighted
                                          Year or       Average     Through       Average        Through       Average
(Dollars in thousands)                     Less          Yield    Five Years      Yield         Ten Years       Yield
--------------------------------------------------------------------------------------------------------------------------
Bonds and other debt securities:
  U.S. Government agency obligations     $      --         --%     $     996          3.09%     $  11,881          4.03%
  Corporate securities                          --         --          4,992          5.80          5,982          6.30
Municipal obligations                           --         --             --            --            142          8.25
Equity securities:
  Asset Management Fund - ARM Fund           6,000       2.22             --            --             --            --
  Federal Home Loan Bank stock              37,143       3.50             --            --             --            --
--------------------------------------------------------------------------------------------------------------------------

    Total investment securities and
      Federal Home Loan Bank stock       $  43,143       3.32%     $   5,988          5.35%     $  18,005          4.82%
==========================================================================================================================


                                           Over      Weighted       Total         2003
                                            Ten       Average     Amortized       Fair
(Dollars in thousands)                     Years       Yield         Cost         Value
------------------------------------------------------------------------------------------
Bonds and other debt securities:
  U.S. Government agency obligations     $      --        --%     $  12,877     $  12,886
  Corporate securities                      13,522      3.90         24,496        24,660
Municipal obligations                           --        --            142           142
Equity securities:
  Asset Management Fund - ARM Fund              --        --          6,000         5,969
  Federal Home Loan Bank stock                  --        --         37,143        37,143
------------------------------------------------------------------------------------------

    Total investment securities and
      Federal Home Loan Bank stock       $  13,522      3.90%     $  80,658     $  80,800
==========================================================================================

      The following table sets forth the purchases, sales and principal repayments of our investment securities portfolio during the periods indicated.

                                                   At or For the Year Ended December 31,
                                                 -----------------------------------------
(Dollars in thousands)                             2003           2002            2001
------------------------------------------------------------------------------------------
Investment securities at beginning of period     $ 30,703       $ 44,745       $  85,130
Purchases                                          33,939         62,980          76,219
Maturities                                        (22,000)       (76,259)       (116,750)
Principal repayments                                  (15)           (92)            (12)
Sales                                                  --             --              --
Change in unrealized gain (loss), net               1,014           (491)            160
Amortizations of premiums and discounts, net           16           (180)             (2)
------------------------------------------------------------------------------------------

  Investment securities at end of period         $ 43,657       $ 30,703       $  44,745
==========================================================================================

Weighted average yield at end of period              4.25%          3.41%           5.01%
==========================================================================================

      The following table sets forth the composition of our mortgage-backed securities portfolio at the dates indicated.


                                                                          December 31,
                                          --------------------------------------------------------------------------------
                                                   2003                        2002                       2001
                                          -----------------------     ------------------------   -------------------------
                                          Carrying       Market       Carrying       Market       Carrying       Market
(Dollars in thousands)                      Value         Value         Value         Value         Value         Value
----------------------------------------------------------------------------------------------   -------------------------
Fixed-rate:
  FHLMC                                   $     102     $     109     $     148     $     155     $     233     $     242
  FNMA                                        2,179         2,234         4,132         4,283         6,228         6,331
  FHLMC/FNMA CMOs                                --            --            --            --         3,101         3,081
  Private CMOs                                    4             4         3,492         3,603         7,582         7,664
--------------------------------------------------------------------------------------------------------------------------

    Total fixed-rate                          2,285         2,347         7,772         8,041        17,144        17,318
--------------------------------------------------------------------------------------------------------------------------

Adjustable-rate:
  GNMA                                        7,001         7,030        12,786        12,911         4,608         4,750
  FNMA                                        5,972         6,049         8,919         9,011        23,441        23,618
  FHLMC                                         284           286           404           406           595           601
--------------------------------------------------------------------------------------------------------------------------

    Total adjustable-rate                    13,257        13,365        22,109        22,328        28,644        28,969
--------------------------------------------------------------------------------------------------------------------------

     Total mortgage-backed securities     $  15,542     $  15,712     $  29,881     $  30,369     $  45,788     $  46,287
==========================================================================================================================

        Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2003 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are less than the scheduled maturities.


                                                       Amounts at December 31, 2003 Which Mature In
                              -----------------------------------------------------------------------------------------------
                                                          Over One
                                            Weighted        Year        Weighted                   Weighted         Total
                              One Year       Average       Through       Average     Over Five      Average       Amortized
(Dollars in thousands)         or Less        Yield       Five Years      Yield        Years         Yield          Cost
-----------------------------------------------------------------------------------------------------------------------------
Fixed-rate:
  FHLMC                       $      --            --%    $      --          --%     $     102          8.50%     $     102
  FNMA                               --            --         2,179        6.16             --            --          2,179
  Private CMOs                       --            --             4        8.73             --            --              4
-----------------------------------------------------------------------------------------------------------------------------

    Total fixed-rate                 --            --         2,183        6.17            102          8.50          2,285
-----------------------------------------------------------------------------------------------------------------------------

Adjustable-rate:
  GNMA                               --            --            --          --          7,001          3.04          7,001
  FNMA                               --            --            --          --          5,972          3.72          5,972
  FHLMC                              --            --            --          --            284          4.52            284
-----------------------------------------------------------------------------------------------------------------------------

    Total adjustable-rate            --            --            --          --         13,257          3.38         13,257
-----------------------------------------------------------------------------------------------------------------------------

      Total                   $      --            --%    $   2,183        6.17%     $  13,359          3.42%     $  15,542
=============================================================================================================================

                                2003
                                Fair
(Dollars in thousands)          Value
------------------------------------------
Fixed-rate:
  FHLMC                       $     109
  FNMA                            2,234
  Private CMOs                        4
------------------------------------------

    Total fixed-rate              2,347
------------------------------------------

Adjustable-rate:
  GNMA                            7,030
  FNMA                            6,049
  FHLMC                             286
------------------------------------------

    Total adjustable-rate        13,365
------------------------------------------
      Total                   $  15,712
==========================================

        The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

                                                       At or For the Year Ended December 31,
                                                      ----------------------------------------
(Dollars in thousands)                                    2003           2002           2001
----------------------------------------------------------------------------------------------
Mortgage-backed securities at beginning of period     $ 30,369       $ 46,287       $ 68,398
Purchases                                               83,979         19,706         11,627
Repayments                                             (42,294)       (35,484)       (34,810)
Sales                                                  (53,775)            --             --
Change in unrealized gain (loss), net                     (318)           (11)         1,114
Amortizations of premiums and discounts, net            (2,249)          (129)           (42)
----------------------------------------------------------------------------------------------

  Mortgage-backed securities at end of period         $ 15,712       $ 30,369       $ 46,287
==============================================================================================

Weighted average yield at end of period                   3.80%          5.37%          6.14%
==============================================================================================

      At December 31, 2003, all unrealized losses related to investment and mortgage-backed securities are considered temporary in nature. An impairment is deemed temporary if the positive evidence indicating that an investment's carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. Investment and mortgage-backed securities with unrealized losses at December 31, 2003, are summarized below:

                                              Less than 12 Months         12 Months or Longer                Total
                                            -----------------------     -----------------------     ------------------------
                                              Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
(Dollars in thousands)                        Value        Losses         Value        Losses         Value        Losses
----------------------------------------------------------------------------------------------------------------------------
U.S. Government agency obligations          $   3,989     $       4     $      --     $      --     $   3,989     $       4
Corporate securities                            2,586            48         8,338           194        10,924           242
Asset Management Fund - ARM Fund                5,969            31            --            --         5,969            31
Mortgage-backed securities                      5,259            31            --            --         5,259            31
============================================================================================================================

  Total temporarily impaired securities     $  17,803     $     114     $   8,338     $     194     $  26,141     $     308
============================================================================================================================

      The investment securities available for sale in a continuous loss position for 12 months or longer consisted of three equity securities with aggregate unrealized losses totaling $194,000 and $889,000 at December 31, 2003 and 2002, respectively. The unrealized loss on these securities resulted from market value reductions caused by a decreasing interest rate environment. The stabilization of interest rates during the second half of 2003 resulted in improvement of the market prices of these three securities.

Sources of Funds

      General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

      Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking (both interest-bearing and noninterest-bearing), money market, savings, time deposits and individual retirement accounts.

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

      We use traditional means of advertising our deposit products, including broadcast and print media. In recent years, we have expanded our marketing efforts to include direct mailings in an effort to attract new checking relationships. In 2000, we introduced our "High Performance" checking product line which includes a number of product options for our customers including free checking, interest-bearing checking and the "Wall Street" checking account. As a result, the number and aggregate balance of our checking accounts increased from approximately 36,700 and $157.5 million, respectively, at December 31, 2000 to approximately 62,400 and $340.4 million, respectively, at December 31, 2003, reflecting increases of 70.0% and 116.1%. Employees are offered incentives to sell the products and customers receive gifts for opening new accounts as well as referring other customers.

      During 2003 we purchased $65.6 million of brokered time deposits at rates which closely approximated the rates we were offering on time deposits through our retail delivery system. We purchased these brokered time deposits as an additional source of funds for our loan origination and purchase activity.

      The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

                                                                     December 31,
                                    -----------------------------------------------------------------------------
                                             2003                       2002                         2001
                                    ----------------------     ----------------------     -----------------------
(Dollars in thousands)                Amount          %          Amount          %          Amount          %
-----------------------------------------------------------------------------------------------------------------
Time deposits:
   1.00% - 1.99%                    $  253,465      20.83%     $   61,399       5.44%     $       --         --%
   2.00% - 2.99%                       106,783       8.77          89,316       7.91          32,156       2.93
   3.00% - 3.99%                        89,183       7.33         124,186      11.00         178,062      16.25
   4.00% - 4.99%                       108,041       8.88         132,626      11.75         126,641      11.55
   5.00% - 5.99%                        28,070       2.31          99,786       8.84         158,226      14.43
   6.00% - 6.99%                           222       0.02           9,399       0.83          39,697       3.62
   7.00% - 7.99%                            --         --              --         --             547       0.05
   8.00% or more                            --         --               8         --               7         --
-----------------------------------------------------------------------------------------------------------------

     Total time deposits (1)           585,764      48.14         516,720      45.77         535,336      48.83
-----------------------------------------------------------------------------------------------------------------

Transaction accounts:
   Savings                              19,627       1.61          15,855       1.41          12,988       1.19
   Money market                        270,942      22.27         270,275      23.94         295,991      27.00
   Interest-bearing checking           295,122      24.26         290,237      25.71         227,473      20.75
   Noninterest-bearing checking         45,308       3.72          35,793       3.17          24,454       2.23
-----------------------------------------------------------------------------------------------------------------

     Total transaction accounts        630,999      51.86         612,160      54.23         560,906      51.17
-----------------------------------------------------------------------------------------------------------------

     Total deposits                 $1,216,763     100.00%     $1,128,880     100.00%     $1,096,242     100.00%
=================================================================================================================

(1) Includes $65.5 million, $0 and $0 , respectively, of brokered time deposits at December 31, 2003, 2002 and 2001.

        The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                Year Ended December 31,
                                      ------------------------------------------------------------------------------
                                                       2003                                   2002
                                      ------------------------------------   ---------------------------------------
                                       Average       Interest    Average       Average       Interest    Average
(Dollars in thousands)                 Balance       Expense     Rate Paid     Balance       Expense     Rate Paid
--------------------------------------------------------------------------------------------------------------------
Interest-bearing checking             $  294,712     $ 2,629        0.89%     $  269,274     $ 4,619        1.72%
Savings                                   18,491          90        0.49          14,811         179        1.21
Money market                             274,737       3,289        1.20         284,399       5,533        1.95
Time deposits                            533,903      16,824        3.15         524,911      20,759        3.95
--------------------------------------------------------------------------------------------------------------------

  Total interest-bearing deposits      1,121,843      22,832        2.04       1,093,395      31,090        2.84
--------------------------------------------------------------------------------------------------------------------

Noninterest-bearing checking              43,295          --          --          29,901          --          --
--------------------------------------------------------------------------------------------------------------------

  Total deposits                      $1,165,138     $22,832        1.96%     $1,123,296     $31,090        2.77%
====================================================================================================================

                                             Year Ended December 31,
                                      ------------------------------------
                                                       2001
                                      ------------------------------------
                                       Average       Interest    Average
(Dollars in thousands)                 Balance       Expense     Rate Paid
--------------------------------------------------------------------------
Interest-bearing checking             $  177,984     $ 4,750        2.67%
Savings                                   11,296         171        1.51
Money market                             305,987      10,551        3.45
Time deposits                            570,846      31,685        5.55
--------------------------------------------------------------------------

  Total interest-bearing deposits      1,066,113      47,157        4.42
--------------------------------------------------------------------------

Noninterest-bearing checking              22,234          --          --
--------------------------------------------------------------------------
  Total deposits                      $1,088,347     $47,157        4.33%
==========================================================================

        The following table shows our savings flows during the periods indicated.

                                             Year Ended December 31,
                                 -----------------------------------------------
(Dollars in thousands)               2003             2002             2001
--------------------------------------------------------------------------------

Total deposits                   $ 6,835,487      $ 5,402,525      $ 5,327,227
Total withdrawals                 (6,768,171)      (5,397,347)      (5,320,688)
Interest credited                     20,567           27,460           41,867
--------------------------------------------------------------------------------

  Total increase in deposits     $    87,883      $    32,638      $    48,406
================================================================================

      The following table presents, by various interest rate categories and maturities, the amount of time deposits at December 31, 2003.

                                                 Balance at December 31, 2003
                                          Maturing in the 12 Months Ending December 31,
                                 --------------------------------------------------------------
(Dollars in thousands)             2004         2005         2006      Thereafter      Total
----------------------------------------------------------------------------------------------
Time deposits:
   1.00% - 1.99%                 $250,724     $  2,741     $     --     $     --     $253,465
   2.00% - 2.99%                   16,941       57,616       32,221            5      106,783
   3.00% - 3.99%                   22,341        4,400        2,314       60,128       89,183
   4.00% - 4.99%                   12,102       11,019       69,481       15,439      108,041
   5.00% - 5.99%                   15,755        5,877        5,922          516       28,070
   6.00% - 6.99%                       44          122            2           54          222
   7.00% - 7.99%                       --           --           --           --           --
   8.00% or more                       --           --           --           --           --
-----------------------------------------------------------------------------------------------

     Total time deposits (1)     $317,907     $ 81,775     $109,940     $ 76,142     $585,764
===============================================================================================

(1)   Includes brokered time deposits.

      The following table shows the maturities of our time deposits of $100,000 or more at December 31, 2003 by the time remaining to maturity. There are no brokered time deposits included in the following table as no individual brokered time deposit amounted to $100,000 or more at December 31, 2003.

                                                          Weighted
(Dollars in thousands)                       Amount     Average Rate
----------------------------------------------------------------------

Quarter ending:

   March 31, 2004                           $13,938         1.83%
   June 30, 2004                              7,748         1.85
   September 30, 2004                        11,091         2.60
   December 31, 2004                          8,305         2.47
   After December 31, 2004                   35,494         3.60
----------------------------------------------------------------------

     Total time deposits with
       balances of $100,000 or more         $76,576         2.83%
======================================================================

      Borrowings. We utilize advances from the FHLB as an alternative to retail deposits to fund our operations as part of our operating strategy. These FHLB advances are collateralized by our qualifying first mortgage residential, second mortgage residential, multi-family residential, commercial real estate and land and construction loans, and secondarily by our investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including us, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2003, we had $641.7 million in outstanding FHLB advances. For additional information see "Regulation - Federal Home Loan Bank".

      The following table shows certain information regarding our borrowings at or for the dates indicated.

                                                               At or For the Year Ended December 31,
                                                           ---------------------------------------------
(Dollars in thousands)                                       2003              2002              2001
--------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances:

   Average balance outstanding                             $540,192          $268,473          $202,852
   Maximum amount outstanding at any
     month-end during the period                           $709,365          $418,082          $296,715
   Balance outstanding at end of period                    $641,749          $418,082          $296,715
   Average interest rate during period                         3.34%             4.76%             4.91%
   Weighted average interest rate at end of period             3.02%             3.81%             4.30%

--------------------------------------------------------------------------------------------------------

Fannie Mae note and other borrowings:

   Average balance outstanding                             $  1,770          $  6,132          $  1,015
   Maximum amount outstanding at any
     month-end during the period                           $  3,947          $  6,855          $  6,600
   Balance outstanding at end of period                    $  3,947          $    247          $  6,600
   Average interest rate during period                         1.36%             5.77%             5.77%
   Weighted average interest rate at end of period             1.24%             1.64%             5.77%

      At December 31, 2003, our overnight line of credit amounted to $71.4 million with a weighted average rate of 1.15%. For more information regarding our borrowings, see Note 13 included in our Annual Report attached hereto as
Exhibit 13.

Subsidiary Activities

      The Bank is the wholly owned subsidiary of the Company. TMS Corporation of the Americas is the wholly owned subsidiary of the Bank and holds all of the stock of TierOne Investments and Insurance, Inc. and TierOne Reinsurance Company. TierOne Investments and Insurance, Inc. provides a wide selection of investment and insurance products, equity securities, mutual funds and annuities. These products are made available to consumers via licensed representatives in our banking offices. TierOne Reinsurance Company reinsures credit life and disability insurance that is sold in conjunction with the origination of consumer loans by the Bank. Fees generated through equity, annuity, mutual fund and insurance sales and commissions contributed $2.0 million and $2.1 million in noninterest income during the years ended December 31, 2002 and 2003, respectively.

Personnel

      As of December 31, 2003, we had 491 full-time employees and 77 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION

      Set forth below is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

General

      The Bank, as a federally chartered stock savings bank, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank is also subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC"), which insures the deposits of the Bank to the maximum extent permitted by law and requirements established by the Board of Governors of the Federal Reserve System. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions is prescribed by federal laws and regulations and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

      The OTS regularly examines the Bank and prepares reports for consideration by its Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its role as the administrator of the Savings Association Insurance Fund ("SAIF"). The Bank's relationship with its depositors and borrowers is also regulated to a great extent by both federal, and to a lesser extent, state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage requirements. The OTS enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Any change in such laws or regulations, whether by the FDIC, the OTS or the Congress, could have a material adverse impact on us and the Bank and our operations.

TierOne Corporation

      The Company, a Wisconsin corporation and the holding company for the Bank, is a registered savings and loan holding company under Section 10 of the Home Owners' Loan Act ("HOLA"), as amended, and is subject to OTS examination and supervision as well as certain reporting requirements. In addition, because the Bank's deposits are insured by the SAIF and administered by the FDIC, the Bank is, and will continue to be, subject to certain restrictions in dealing with the Company and with other persons affiliated with the Bank.

      We currently operate as a unitary savings and loan holding company. Generally, the HOLA prohibits a savings and loan holding company, such as us, directly or indirectly, from (1) acquiring control (as defined) of a savings institution (or holding company thereof) without prior OTS approval, or (2) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior OTS approval, or (3) acquiring through a merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets of another savings institution (or holding company thereof) without prior OTS approval, or (4) acquiring control of an uninsured institution. A savings and loan holding company may not acquire as a separate subsidiary, a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except (a) in the case of certain emergency acquisitions approved by the FDIC, (b) if the holding company controlled (as defined) such savings institution as of March 5, 1987, or (c) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company's voting shares may, except with the prior approval of the OTS, acquire control of any savings institution which is not a subsidiary of such holding company.

TierOne Bank

      Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions after giving the OTS an opportunity to take such action.

      Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2003 ranging from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

      In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the fourth quarter of 2003 was .0152% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

      The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

      Regulatory Capital Requirements. The OTS capital requirements consist of a "tangible capital requirement," a "leverage capital requirement" and a "risk-based capital requirement." The OTS is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis.

      Under the tangible capital requirement, a savings bank must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage servicing rights.

      Under the leverage capital requirement adopted by the OTS, savings banks must maintain "core capital" in an amount equal to at least 3.0% of adjusted total assets. Core capital is defined as common shareholders' equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the current amortized book value as determined under generally accepted accounting principles, and "qualifying supervisory goodwill," less non-qualifying intangible assets.

      Under the risk-based capital requirement, a savings bank must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Qualifying one-to-four family residential real estate loans and qualifying multi-family residential real estate loans (not more than 90 days delinquent and having an 80% or lower loan-to-value ratio), which at December 31, 2003 represented 31.4% of the total loans receivable of the Bank, are weighted at a 50% risk factor. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. The amount of supplementary capital that can be included is limited to 100% of core capital.

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

      OTS regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the Bank's level of ownership, including the assets of includable subsidiaries in which the Bank has a minority interest that is not consolidated for generally accepted accounting principles purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 2003, the Bank had $1.2 million of investments subject to a deduction from tangible capital.

      Under currently applicable OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital calculated according to generally accepted accounting principles.

      At December 31, 2003, the Bank exceeded all of its regulatory capital requirements. See "Note 17 - Regulatory Capital Requirements" in the Company's Annual Report, which is attached herein as Exhibit 13.

      The OTS and the FDIC generally are authorized to take enforcement action against a savings bank that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, a savings bank that fails to meet its capital requirements is prohibited from paying any dividends.

      Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements including a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying management fees to controlling persons if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements.

      Under the Federal Deposit Insurance Corporation Improvement Act, an institution is deemed to be (a) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (b) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (c) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (d) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (e) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

      At December 31, 2003, the Bank was in the "well capitalized" category for purposes of the above regulations.

      Safety and Soundness Guidelines. The OTS and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards may be required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes that it is in compliance with these guidelines and standards.

      Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

      Branching by Federal Savings Institutions. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the Internal Revenue Service ("IRS") domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (a) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located);
(b) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (c) the branch was operated lawfully as a branch under state law prior to the savings institution's reorganization to a federal charter.

      Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977. An unsatisfactory Community Reinvestment Act record may be the basis for denial of a branching application.

      Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the fair lending laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

      Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the qualified thrift lender test by either qualifying as a domestic building and loan bank as defined in Section 7701(a)(19) of the Internal Revenue Code or by meeting the second prong of the qualified thrift lender test set forth in Section 10(m) of the HOLA. A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with the following restrictions on its operations: (a) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (b) the branching powers of the institution shall be restricted to those of a national bank; (c) the institution shall not be eligible to obtain any new advances from its FHLB other than special liquidity advances with the approval of the OTS; and (d) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a qualified thrift lender, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

      Currently, the portion of the qualified thrift lender test that is based on Section 10(m) of the HOLA rather than the Internal Revenue Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB and direct or indirect obligations of the FDIC. Small business loans, credit card loans and student loans are also included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of loans for personal, family and household purposes (other than credit card loans and educational loans); and stock issued by FNMA or FHLMC. Portfolio assets consist of total assets minus the sum of (a) goodwill and other intangible assets, (b) property used by the savings institution to conduct its business, and (c) liquid assets up to 20% of the institution's total assets. At December 31, 2003, approximately 82.2% of the portfolio assets of the Bank were qualified thrift investments.

      Federal Home Loan Bank. The Bank is a member of the FHLB, which administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. At December 31, 2003, the Bank had $641.7 million of FHLB advances.

      As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the members' aggregate amount of outstanding advances. At December 31, 2003, the Bank was required to hold $32.1 million in stock of the FHLB.

      The FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future and could also result in the FHLB imposing higher interest rates on advances to members. These contributions also could have an adverse effect on the value of FHLB stock in the future.

      Federal Reserve System. Federal Reserve Board regulations require all depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2003, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

      Savings banks are authorized to borrow from a Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from a Federal Reserve Bank.

      Affiliate Restrictions. Section 11 of the HOLA provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act.

      Generally, Section 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates.
Section 23B applies to "covered transactions" and certain other transactions and requires that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate.

      In addition, under OTS regulations, a savings institution may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings institution may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings institution and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

      The OTS regulation generally excludes all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings institutions to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings institutions may be required to give the OTS prior notice of affiliate transactions.

Federal Securities Law

      The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and under OTS regulations, and generally may not be deregistered for at least three years after the initial public offering which was completed on October 1, 2002. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

The Sarbanes-Oxley Act

      The Sarbanes-Oxley Act of 2002, ("Sarbanes-Oxley") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley's principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

            o     The creation of an independent accounting oversight board;

            o Auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

            o Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;

            o The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement if such restatement was due to corporate misconduct;

            o An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company's independent auditors;

            o Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;

            o Requirements that companies disclose whether at least one member of the audit committee is a "financial expert" (as such term is defined by the SEC) and if not, why the audit committee does not have an audit committee financial expert;

            o Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

            o A prohibition on personal loans to directors and officers, except certain loans made by insured institutions on nonpreferential terms in compliance with other bank regulatory requirements;

            o Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

            o Requirements that counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer and if such officer does not respond, to report such matter to the audit committee or the Board of Directors; and

            o     A range of enhanced penalties for fraud and other violations.

TAXATION

Federal Taxation

      General. We are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal taxation is only intended to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules. We were last audited by the IRS for tax year 1991 and by the Nebraska Department of Revenue for tax year 1993.

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

      Taxable Distributions And Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if we failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift-related recapture rules. However, to the extent that we make "non-dividend distributions" that are considered as made (i) from the reserve for losses on qualifying real property loans, or (ii) from the supplemental reserve for losses on loans, then an amount based on the amount distributed will be included in our taxable income. Non-dividend distributions include distributions in excess of our current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of our current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from our bad debt reserve. As a result, any dividends that would reduce amounts appropriated to the bad debt reserve and deducted for federal income tax purposes would create a tax liability for us.

      At December 31, 2003, our total federal pre-1988 reserve was approximately $7.7 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made. We had fully recaptured all reserves in excess of $7.7 million which were subject to recapture as of December 31, 2003.

      Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of an exemption amount. Net operating losses, of which we have none, can offset no more than 90% of alternative minimum tax income. However, net operating losses attributable to years ending in 2002 or 2003 or carried forward from an earlier year into 2002 or 2003 can offset 100% of alternative minimum tax liability. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. We have not been subject to the alternative minimum tax nor do we have any such amounts available as credits for carryover.

      Net Operating Loss Carryovers. We may carry back net operating losses to the two preceding taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning before August 6, 1997. For net operating losses in years beginning after August 5, 1997, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. At December 31, 2003, we had no net operating loss carry forwards for federal income tax purposes.

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

State and Local Taxation

      Nebraska Taxation. Under Nebraska law, the Bank presently pays a franchise tax in lieu of a corporate income tax. The franchise tax is the lesser of two amounts computed based on our average deposits and net financial income, respectively. Presently, the tax is $0.47 per $1,000 of average deposits but not to exceed an amount determined by applying 3.81% to our net financial income. Net financial income is our income as reported to the OTS, including our subsidiaries, after ordinary and necessary expenses but before income taxes.

      In addition, the Company is required to file a Nebraska income tax return because we are doing business in Nebraska. For Nebraska tax purposes, corporations are presently taxed at a rate equal to 7.81% of taxable income. For this purpose, "taxable income" generally means Federal taxable income, subject to certain adjustments (including addition of interest income on non-Nebraska municipal obligations and excluding interest income from qualified U.S. Governmental obligations).

      Iowa, Kansas, Colorado and Minnesota Taxation. For Iowa, Kansas, Colorado and Minnesota income tax purposes, we are taxed at a rate equal to 5.00%, 4.50%, 4.63% and 9.80%, respectively, of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations).

      Wisconsin Taxation. As a Wisconsin holding company, the Company is subject to a Wisconsin franchise tax based on its net income on a separate (rather than on a consolidated) basis. The Company's primary source of income is dividends paid to it by its wholly owned subsidiaries. Accordingly, and because such dividends are generally exempt from Wisconsin franchise tax, the Company pays little or no Wisconsin franchise tax. The Company also files an annual report with and pays a nominal filing fee to the State of Wisconsin.

      For further information regarding taxes see "Note 14 - Income Taxes" in the Company's Annual Report which is incorporated hereto as Exhibit 13.

Item 2. Properties.

Properties

      We currently operate 57 banking offices in Nebraska (45), Iowa (9) and Kansas (3) of which 41 were owned by us and 16 were under operating leases. Additionally, we operate three loan production offices located in Colorado and one loan production office located in Minnesota, all of which are under operating leases. We own our corporate headquarters located in Lincoln, Nebraska. During 2003, we closed our West Point, Nebraska office. See "Note 18 - Lease Commitments" in the Company's Annual Report which is attached hereto as
Exhibit 13.

Item 3.  Legal Proceedings.

      Except litigation relating to certain goodwill claims against the United States ("U.S.") described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's consolidated financial condition or consolidated results of operations.

      In August 1995, we commenced litigation against the U.S. in the United States Court of Federal Claims ("Claims Court") claiming that the U.S. breached its contract with us and has unlawfully taken our property without just compensation or due process of law. As described below, our claims arose from changes to the rules for computing our regulatory capital that were required by the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA").

      Pursuant to FIRREA, which became effective in August 1989, the OTS was created as the successor to the Federal Home Loan Bank Board ("FHLBB") to regulate federally-insured savings institutions. At such time, we had $30.0 million of supervisory goodwill remaining from three supervisory mergers we completed in 1982. At the time of these mergers, the FHLBB agreed we could include the supervisory goodwill as capital for purposes of meeting our regulatory capital requirements. The regulatory goodwill was to be amortized over a 25-year period. As a result of regulations adopted by the OTS implementing FIRREA, we had to immediately exclude all of our supervisory goodwill from the calculation of our tangible capital and had to phase out the inclusion of this goodwill in the calculation of our core and risk-based capital requirements over a five-year period. We believe that FIRREA and the adoption of the capital regulations by the OTS implementing FIRREA constituted a breach by the U.S. of its contractual commitment regarding the regulatory capital treatment of our supervisory goodwill. As a result, we commenced litigation against the U.S., as discussed below, seeking damages for this breach of contract.

      Our case was initially stayed pending resolution on appeal of a series of cases (United States v. Winstar Corporation) (the "Winstar Cases"). In July 1996, the United States Supreme Court ruled in the Winstar Cases that when the United States Congress changed the accounting for supervisory goodwill specified in FIRREA, it breached FHLBB contractual agreements with these institutions regarding the treatment of supervisory goodwill. The Claims Court issued a case management order in all cases similar to the Winstar Cases, including ours. Pursuant to the case management order, we filed a motion for partial summary judgment with respect to the U.S.'s liability to us for breach of contract. The U.S., in response, filed a motion for summary judgment denying any liability. On November 19, 2002, Judge Sarah Wilson of the Claims Court entered an order finding that genuine issues of material fact exist regarding liability and both parties' cross-motions for partial summary judgment were denied.

      On May 19, 2003, a four-day trial related solely to issues of liability was held. On November 6, 2003, the Claims Court rendered a decision finding the U.S. liable to the Bank for breach of contract with regard to one of three claims and the Court dismissed the breach of contract complaint on the remaining two claims. A Motion For Reconsideration of the Courts Liability Decision with respect to the one claim was filed by the U.S. on November 17, 2003 and has not been ruled upon at the present time by the Claims Court. As of December 31, 2003, the issue of damages and the amount thereof, if any, remains to be determined in subsequent judicial proceedings.

      Discovery on the issue of damages has been completed, including the submission of written opinions of expert witnesses for both the U.S. and us. We are claiming damages under two alternative theories. First, we are claiming lost profits damages of $66.7 million due to, among other things, lost profits, lost franchise value and "wounded bank" damages. Alternatively, we have claimed damages of $28.5 million for the cost of replacement capital. The U.S.'s experts have countered, stating that we have not suffered any damages and in fact benefited from FIRREA since we reduced the number of our banking offices and took other steps which reduced our operating costs.

      The U.S.'s current litigation strategy is to argue that no damages have been suffered and therefore it will not settle any of the pending goodwill cases. As a consequence, claimants, including us, plan to proceed to trial to pursue our damage claims. There can be no assurance as to the type or amount of damages, if any, that we may recover or the timing, if we are successful, for receipt by us of any damages from the U.S. Government.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not Applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      The information required herein is incorporated by reference from the inside back cover of the Company's Annual Report and from Part III, Item 12 hereof. Information with respect to the Company's repurchase of its equity securities is not applicable.

Item 6. Selected Financial Data.

      The information required herein is incorporated by reference from page 10 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information required herein is incorporated by reference from pages 11 to 24 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The information required herein is incorporated by reference from pages 13 to 15 of the Annual Report.

Item 8. Financial Statements and Supplementary Data.

      The information required herein is incorporated by reference from pages 25 to 48 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not Applicable.

Item 9a. Controls and Procedures.

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference from "Information With Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2004 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission prior to April 30, 2004.

      The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Conduct and Ethics, (included as an exhibit to this Form 10-K and filed with the Securities and Exchange Commission), may also be found on the Company's website at www.tieronebank.com.

Item 11. Executive Compensation.

      The information required by Item 11 of Form 10-K is incorporated by reference from "Management Compensation", "Report of the Compensation Committee" and "Performance Graph" in the Proxy Statement.

      The reports of the Audit Committee and Compensation Committee included in the Proxy Statement should not be deemed to be filed or incorporated by reference into this filing or any other filing by the Company under the Exchange Act or Securities Act of 1933 except to the extent the Company specifically incorporates said reports herein or therein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by Item 403 of Regulation S-K is incorporated by reference from "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement.

      Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2003.

                                                                                                   Remaining Available for
                                        Number of Shares to be         Weighted-Average                Future Issuance
                                    Issued Upon the Exercise of        Exercise Price of              (Excluding Shares
                                        Outstanding Options,              Outstanding               Reflected in the First
Plan Category                          Warrants and Rights (1)               Options                        Column)
----------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
  Plans Approved by                            2,617,600                    $    17.83                       542,911
  Security Holders

Equity Compensation Plans
  Not Approved by Security                           N/A                           N/A                           N/A
  Holders
----------------------------------------------------------------------------------------------------------------------------

     Total                                     2,617,600                    $    17.83                       542,911
============================================================================================================================

(1) Included in such numbers are 764,850 shares which are subject to restricted stock grants which were not vested as of December 31, 2003. The weighted average exercise price excludes restricted stock grants.

Item 13. Certain Relationships and Related Transactions.

      The information required by Item 13 of Form 10-K is incorporated by reference from "Management Compensation - Transactions with Certain Related Persons" in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

      The information required herein in incorporated by reference to "Ratification of Appointment of Auditors" in the Proxy Statement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   Documents filed as part of the Annual Report

      (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

            Independent Auditors' Report

            Consolidated Balance Sheets as of December 31, 2003 and 2002

            Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

            Notes to Consolidated Financial Statements

      (2) All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because required information is included in the consolidated financial statements and related notes thereto.

      (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

   No.                                 Exhibits                                                 Location
--------   ------------------------------------------------------------------------      ---------------------
   3.1     Articles of Incorporation of TierOne Corporation                                        (1)
   3.2     Bylaws of TierOne Corporation                                                           (1)
   4.0     Forms of Stock Certificate of TierOne Corporation                                       (1)
  10.1     Employment Agreement between TierOne Bank and Gilbert G. Lundstrom*                     (1)
  10.2     Employment Agreement between TierOne Bank and James A. Laphen*                          (1)
  10.3     Form of Employment Agreement between TierOne Corporation and Gilbert                    (1)
           G. Lundstrom*
  10.4     Form of Employment Agreement between TierOne Corporation and James                      (1)
           A. Laphen*
  10.5     Supplemental Retirement Plan*                                                           (1)
  10.6     Form of Change in Control Agreement between TierOne Bank and certain                    (1)
           executive officers*
  10.7     Form of Change in Control Agreement between TierOne Bank and certain                    (1)
           executive officers*
  10.8     Form of TierOne Bank Employee Severance Plan*                                           (1)
  10.9     Form of Employee Stock Ownership Plan Supplemental Executive                            (1)
           Retirement Plan*
 10.10     Form of 401(k) Plan Supplemental Executive Retirement Plan*                             (1)
 10.11     Director's Deferred Compensation Plan*                                                  (1)
 10.12     Amended and Restated Consultation Plan for Directors*                                   (1)
 10.13     TierOne Bank Management Incentive Compensation Plan*                                    (2)
 10.14     TierOne Bank Deferred Compensation Plan*                                                (3)
 10.15     2003 Stock Option Plan*                                                                 (2)
 10.16     2003 Management Recognition and Retention Plan and Trust Agreement                      (2)
   13      Annual Report to Shareholders                                                    Filed Herewith
   14      Code of Conduct and Ethics                                                       Filed Herewith
   22      Subsidiaries of the Registrant - Reference is made to "Item 1. Business -               --
           Subsidiaries" of the Form 10-K for the required information
   23      Consent of KPMG LLP                                                              Filed Herewith
  31.1     Certification pursuant to Rule 13a-14 of the Securities Exchange Act of          Filed Herewith
           1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
           Oxley Act of 2002.
  31.2     Certification pursuant to Rule 13a-14 of the Securities Exchange Act of          Filed Herewith
           1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
           Oxley Act of 2002.
  32.1     Certification of Chief Executive Officer                                         Filed Herewith
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2     Certification of Chief Financial Officer                                         Filed Herewith
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------------------------------------------------------------------------------------------

   *       Denotes management compensation plan or arrangement.

  (1) Incorporated by reference from TierOne Corporation's Registration Statement on Form S-1, filed on April 3, 2002, as amended and declared effective on August 12, 2002 (File No. 333- 85838).

  (2) Incorporated herein by reference from TierOne Corporation's definitive proxy statement filed by TierOne Corporation with the SEC on March 11, 2003.

  (3) Incorporated by reference from TierOne Corporation's Annual Report and Form 10-K for the year ended December 31, 2002 filed by TierOne Corporation with the SEC on March 28, 2003.

      (b)   Reports on Form 8-K

       Date                         Item and Description
----------------   -------------------------------------------------------------

October 15, 2003   Item 9. On October 13, 2003, the Company issued a press
                   release announcing that the Company's Board of Directors has authorized the repurchase of up to ten percent, or 2,257,508 shares, of the Company's outstanding common stock.

October 22, 2003   Item 12. On October 20, 2003, the Company issued a press
                   release reporting its earnings for the three and nine months ended September 30, 2003.

      (c)   The exhibits listed under (a)(3) of this Item 15 are filed herewith.

      (d)   Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TIERONE CORPORATION


Date: March 5, 2004           By: /s/  Gilbert G. Lundstrom
                                 ---------------------------------------------
                              Gilbert G. Lundstrom
                              Chairman of the Board and Chief Executive Officer


Date: March 5, 2004           By: /s/   Eugene B. Witkowicz
                                 ----------------------------------------------
                              Eugene B. Witkowicz
                              Executive Vice President and
                              Chief Financial Officer