Form 10-K/A
period 2003-12-31
TIERONE CORP
filed 2004-03-24
CIK 1170605

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
==============================================================================

                                  FORM 10-K/A

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                      Commission File Number:  000-50015

                              TierOne Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Wisconsin                                 04-3638672
    -------------------------------                ---------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                Identification Number)


            1235 "N" Street
           Lincoln, Nebraska                               68508
 ----------------------------------------                ----------
 (Address of Principal Executive Offices)                (Zip Code)



      Registrant's telephone number, including area code:  (402) 475-0521

          Securities registered pursuant to Section 12(b) of the Act:

                                Not applicable

          Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock,
                           Par Value $.01 Per Share
                           ------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.
YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $441,342,716 as of June 30, 2003. As of February 29, 2004, there were 20,317,568 issued and outstanding shares of the Registrant's common stock.

                             EXPLANATORY NOTE


     The sole purpose of filing this Form 10-K/A is to include additional signatures of the Registrant's directors on the signature page that were previously inadvertently omitted from the Form 10-K filing of the Registrant, filed with the Securities and Exchange Commission on March 12, 2004.


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

        Name                            Title                         Date
------------------------------------------------------------------------------


/s/ Gilbert  G. Lundstrom    Chairman of the Board and Chief     March 5, 2004
-------------------------    Executive Officer
Gilbert G. Lundstrom         (principal executive officer)


/s/ James A. Laphen          Director, President and             March 5, 2004
-------------------------    Chief Operating Officer
James A. Laphen


/s/ Eugene B. Witkowicz      Executive Vice President, Chief     March 5, 2004
-------------------------    Financial Officer and Corporate
Eugene B. Witkowicz          Secretary (principal accounting
                             officer)


/s/ Campbell R. McConnell    Director                            March 5, 2004
-------------------------
Campbell R. McConnell


/s/ Joyce Person Pocras      Director                            March 5, 2004
-------------------------
Joyce Person Pocras


/s/ LaVern F. Roschewski     Director                            March 5, 2004
-------------------------
LaVern F. Roschewski


/s/ Ann Lindley Spence       Director                            March 5, 2004
-------------------------
Ann Lindley Spence


                                    2