Form 10-Q
period 2004-03-31
TIERONE CORP
filed 2004-05-10
CIK 1170605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 6, 2004, the registrant had 19,441,620 shares of common stock, $.01 par value per share, outstanding.

                         PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

                                                                            Page
                                                                            ----

Item 1 -  Financial Statements ..........................................    3

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................   20

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk ....   35

Item 4 -  Controls and Procedures .......................................   35

                           PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings .............................................   36

Item 2 -  Changes in Securities, Use of Proceeds and
          Issuer Purchases of Equity Securities .........................   36

Item 3 -  Defaults Upon Senior Securities ...............................   36

Item 4 -  Submission of Matters to a Vote of Security Holders ...........   36

Item 5 -  Other Information .............................................   36

Item 6 -  Exhibits and Reports on Form 8-K ..............................   37

Signatures ..............................................................   39

                      TierOne Corporation and Subsidiaries
                           Consolidated Balance Sheets
                March 31, 2004 (Unaudited) and December 31, 2003

(Dollars in thousands, except per share data)                        March 31, 2004   December 31, 2003
=======================================================================================================
ASSETS

Cash and cash equivalents                                               $    26,149         $    34,901
Investment securities:
  Held to maturity, at cost which approximates fair value                       138                 142
  Available for sale, at fair value                                          39,924              43,515
Mortgage-backed securities, available for sale, at fair value                14,368              15,712
Loans receivable:
  Net loans (includes loans held for sale of $13,556 and $7,083 at
    March 31, 2004 and December 31, 2003, respectively)                   2,097,235           2,036,182
  Allowance for loan losses                                                 (20,086)            (19,586)
-------------------------------------------------------------------------------------------------------
    Net loans after allowance for loan losses                             2,077,149           2,016,596
-------------------------------------------------------------------------------------------------------
Federal Home Loan Bank stock                                                 37,466              37,143
Premises and equipment, net                                                  27,663              27,587
Accrued interest receivable                                                   9,550               9,678
Other assets                                                                 23,202              22,594
-------------------------------------------------------------------------------------------------------
        Total assets                                                    $ 2,255,609         $ 2,207,868
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits                                                              $ 1,314,973         $ 1,216,763
  Advances from Federal Home Loan Bank and other borrowings                 592,333             645,696
  Advance payments from borrowers for taxes, insurance and
    other escrow funds                                                       21,100              22,206
  Accrued interest payable                                                    5,310               5,259
  Accrued expenses and other liabilities                                     19,457              22,855
-------------------------------------------------------------------------------------------------------
        Total liabilities                                                 1,953,173           1,912,779
-------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock, $0.01 par value. 10,000,000 shares authorized;
    none issued                                                                  --                  --
  Common stock, $0.01 par value 60,000,000 shares authorized;
    20,317,568 shares issued and outstanding at March 31, 2004
      and December 31, 2003                                                     226                 226
  Additional paid-in capital                                                354,544             354,054
  Retained earnings, substantially restricted                                30,958              25,833
  Treasury stock, at cost; 2,257,507 shares at
    March 31, 2004 and December 31, 2003                                    (53,613)            (53,613)
  Unallocated common stock held by Employee Stock
    Ownership Plan                                                          (15,803)            (16,179)
  Unearned common stock held by Management
    Recognition and Retention Plan                                          (14,300)            (14,982)
  Accumulated other comprehensive income (loss), net                            424                (250)
-------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                          302,436             295,089
-------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities
-------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                      $ 2,255,609         $ 2,207,868
=======================================================================================================

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                  Consolidated Statements of Income (Unaudited)

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                 ==========================
(Dollars in thousands, except per share data)                       2004           2003
===========================================================================================
Interest income:
  Loans receivable                                                $ 27,163       $ 26,793
  Investment securities                                                927          1,032
  Other interest-earning assets                                         --             99
-------------------------------------------------------------------------------------------
        Total interest income                                       28,090         27,924
-------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                           5,655          6,223
  Advances from Federal Home Loan Bank and other borrowings          4,687          4,064
-------------------------------------------------------------------------------------------
        Total interest expense                                      10,342         10,287
-------------------------------------------------------------------------------------------
         Net interest income                                        17,748         17,637
Provision for loan losses                                              934          1,172
-------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses        16,814         16,465
-------------------------------------------------------------------------------------------
Noninterest income:
  Fees and service charges                                           3,113            967
  Loss from real estate operations, net                                (77)           (18)
  Net gain on sales of:
    Loans held for sale                                                316          1,955
    Real estate owned                                                   --             14
  Gain on pension plan curtailment                                   1,456             --
  Other operating income                                               633            711
-------------------------------------------------------------------------------------------
        Total noninterest income                                     5,441          3,629
-------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                                     7,864          6,319
  Occupancy, net                                                     1,466          1,431
  Data processing                                                      504            411
  Advertising                                                          693            724
  Other operating expense                                            2,069          2,208
-------------------------------------------------------------------------------------------
        Total noninterest expense                                   12,596         11,093
-------------------------------------------------------------------------------------------
         Income before income taxes                                  9,659          9,001
-------------------------------------------------------------------------------------------
Income tax expense                                                   3,599          3,306
-------------------------------------------------------------------------------------------
         Net income                                               $  6,060       $  5,695
===========================================================================================
Net income per common share, basic                                $   0.34       $   0.27
===========================================================================================
Net income per common share, diluted                              $   0.33       $   0.27
===========================================================================================
Dividends declared per common share                               $   0.05       $     --
===========================================================================================
Average common shares outstanding, basic (000's)                    17,939         20,826
===========================================================================================
Average common shares outstanding, diluted (000's)                  18,332         20,826
===========================================================================================

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
         Consolidated Statements of Changes in Shareholders' Equity and
                              Comprehensive Income
        Three Months Ended March 31, 2004 and March 31, 2003 (Unaudited)



                                                                                                    Unallocated
                                                                     Retained                       Common Stock
                                                       Additional     Earnings,                     Held by the
                                            Common      Paid-In    Substantially     Treasury      Employee Stock
(Dollars in thousands)                      Stock       Capital      Restricted        Stock       Ownership Plan
=================================================================================================================
Balance at December 31, 2002                $226       $ 355,741      $   2,018      $      --        $ (17,684)
-----------------------------------------------------------------------------------------------------------------

Common stock earned by
  employees in Employee
  Stock Ownership Plan                        --             207             --             --              376
Comprehensive income:
  Net income                                  --              --          5,695             --               --
  Change in unrealized loss on
    available for sale securities,
    net of tax and
    reclassification adjustment               --              --             --             --               --
-----------------------------------------------------------------------------------------------------------------

Total comprehensive income                    --              --          5,695             --               --
-----------------------------------------------------------------------------------------------------------------

Balance at March 31, 2003                   $226       $ 355,948      $   7,713      $      --        $ (17,308)
=================================================================================================================

Balance at December 31, 2003                $226       $ 354,054      $  25,833      $ (53,613)       $ (16,179)
-----------------------------------------------------------------------------------------------------------------

Common stock earned by
  employees in Employee
  Stock Ownership Plan                        --             490             --             --              376
Amortization of awards under
  the Management Recognition
  and Retention Plan                          --              --             --             --               --
Dividends paid ($.05 per common share)        --              --           (935)            --               --
Comprehensive income:
  Net income                                  --              --          6,060             --               --
  Change in additional minimum
    pension liability, net of tax             --              --             --             --               --
  Change in unrealized gain on
    available for sale securities,
    net of tax and
    reclassification adjustment               --              --             --             --               --
-----------------------------------------------------------------------------------------------------------------

Total comprehensive income                    --              --          6,060             --               --
-----------------------------------------------------------------------------------------------------------------

Balance at March 31, 2004                   $226       $ 354,544      $  30,958      $ (53,613        $ (15,803)
=================================================================================================================


                                           Unearned
                                         Common Stock
                                          Held by the
                                           Management     Accumulated Other       Total
                                        Recognition and     Comprehensive      Shareholders'
(Dollars in thousands)                   Retention Plan   Income (Loss), Net      Equity
=============================================================================================
Balance at December 31, 2002                $      --         $    (405)         $ 339,896
---------------------------------------------------------------------------------------------

Common stock earned by
  employees in Employee
  Stock Ownership Plan                             --                --                583
Comprehensive income:
  Net income                                       --                --              5,695
  Change in unrealized loss on
    available for sale securities,
    net of tax and
    reclassification adjustment                    --               (10)               (10)
---------------------------------------------------------------------------------------------

Total comprehensive income                         --               (10)             5,685
---------------------------------------------------------------------------------------------

Balance at March 31, 2003                   $      --         $    (415)         $ 346,164
=============================================================================================


Balance at December 31, 2003                $ (14,982)        $    (250)         $ 295,089
---------------------------------------------------------------------------------------------

Common stock earned by
  employees in Employee
  Stock Ownership Plan                             --                --                866
Amortization of awards under
  the Management Recognition
  and Retention Plan                              682                --                682
Dividends paid ($.05 per common share)             --                --               (935)
Comprehensive income:
  Net income                                       --                --              6,060
  Change in additional minimum
    pension liability, net of tax                  --               452                452
  Change in unrealized gain on
    available for sale securities,
    net of tax and
    reclassification adjustment                    --               222                222
---------------------------------------------------------------------------------------------

Total comprehensive income                         --               674              6,734
---------------------------------------------------------------------------------------------

Balance at March 31, 2004                   $ (14,300)        $     424          $ 302,436
=============================================================================================

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2004 and 2003 (Unaudited)

                                                                                      March 31,
                                                                               =======================
(Dollars in thousands)                                                           2004         2003
======================================================================================================
Reconciliation of net income to net cash provided by operating activities:
  Net income                                                                   $  6,060     $   5,695
  Adjustments to reconcile net income to net cash provided by operating activities:
      Net premium amortization of investment and mortgage-backed securities          56             5
      Depreciation and amortization                                                 634           670
      Employee Stock Ownership Plan expense                                         866           583
      Management Recognition and Retention Plan expense                             682            --
      Amortization of premiums on net loans                                       2,076         1,115
      Federal Home Loan Bank stock dividend                                        (323)           --
      Deferred income tax expense (benefit)                                         100           (97)
      Provision for loan losses                                                     934         1,172
      Proceeds from sales of loans held for sale                                 48,339       140,590
      Originations and purchases of loans held for sale                         (54,496)     (141,005)
      Net (gain) loss on sales of:
        Loans held for sale                                                        (316)       (1,955)
        Real estate owned                                                            --           (14)
      Changes in certain assets and liabilities:
        Accrued interest receivable                                                 128          (396)
        Other assets                                                                413           (43)
        Accrued interest payable                                                     51          (379)
        Accrued expenses and other liabilities                                   (3,398)        2,710
-------------------------------------------------------------------------------------------------------

          Net cash provided by operating activities                               1,806         8,651
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of investment and mortgage-backed securities, available for sale          --       (90,000)
  Proceeds from maturities of investment securities, available for sale           3,900         2,000
  Proceeds from principal repayments of investment
    and mortgage-backed securities available for sale and held to maturity        1,324         3,684
  Increase in loans receivable                                                  (57,775)     (112,409)
  Purchase of Federal Home Loan Bank stock                                           --        (7,610)
  Additions to premises and equipment                                            (1,270)       (1,999)
  Proceeds from sale of real estate owned                                           457           597
-------------------------------------------------------------------------------------------------------

          Net cash used in investing activities                                 (53,364)     (205,737)
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
             Three Months Ended March 31, 2004 and 2003 (Unaudited)

                                                                                           March 31,
                                                                                   ========================
(Dollars in thousands)                                                                2004         2003
===========================================================================================================
Cash flows from financing activities:
  Net increase in deposits                                                          $ 98,210     $  26,169
  Net advances (repayment) on Federal Home Loan Bank line of credit
    and short-term advances and other borrowings                                     (53,363)       38,786
  Proceeds from Federal Home Loan Bank long-term advances and other borrowings            --       145,000
  Repayments of Federal Home Loan Bank long-term advances and other borrowings            --       (20,000)
  Net increase (decrease) in advances from borrowers for taxes,
    insurance and other escrow funds                                                  (1,106)          814
  Dividends paid on common stock                                                        (935)           --
------------------------------------------------------------------------------------------------------------

      Net cash provided by financing activities                                       42,806       190,769
------------------------------------------------------------------------------------------------------------

      Net decrease in cash and cash equivalents                                       (8,752)       (6,317)

Cash and cash equivalents at beginning of period                                      34,901        33,037
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                          $ 26,149     $  26,720
===========================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during period for:

    Interest                                                                        $ 10,291     $  10,666

    Income taxes, net of refunds                                                    $  3,635     $     436
===========================================================================================================

Noncash investing activities:

  Transfers from loans to real estate owned and other assets through foreclosure    $    685     $     675
===========================================================================================================

See accompanying notes to consolidated financial statements.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 1 - Basis of Presentation

TierOne Corporation (the "Company") is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation is the holding company for TierOne Bank (the "Bank"). At March 31, 2004, TierOne Bank operated from 57 banking offices located in Nebraska, Iowa and Kansas, three loan production offices located in Colorado and one loan production office located in Minnesota.

Note 2 - Basis of Consolidation

The consolidated financial statements include the accounts of the Bank and its wholly owned subsidiary, TMS Corporation of the Americas ("TMS"). TMS is the holding company of TierOne Investments and Insurance, Inc., a wholly owned subsidiary that administers the sale of insurance and securities products, and TierOne Reinsurance Company, a wholly owned subsidiary, which reinsures credit life and disability insurance policies.

The accompanying interim consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and March 31, 2003 have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire calendar year 2004.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 3 - Earnings Per Share

Basic and diluted earnings per share ("EPS") data are based on the weighted average number of common shares outstanding during each reporting period. Employee Stock Ownership Plan ("ESOP") and 2003 Management Recognition and Retention Plan ("MRRP") shares not committed to be released are not considered to be outstanding for purposes of EPS calculations. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS is further adjusted for potential common shares that were dilutive and outstanding during the reporting periods. The Company's potentially dilutive common shares at March 31, 2004 represent shares issuable under its 2003 Stock Option Plan and MRRP computed using the treasury stock method. All stock options awarded are assumed to be 100% vested for purposes of the EPS computations.

                                                          Three Months Ended           Three Months Ended
                                                            March 31, 2004                March 31, 2003
                                                      ==========================    ===========================
(Dollars in thousands, except per share data)            Basic         Diluted         Basic         Diluted
===============================================================================================================
Net income                                            $     6,060    $     6,060    $     5,695    $     5,695
---------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
outstanding used in basic earnings per share
calculation                                            17,939,000     17,939,000     20,826,000     20,826,000
---------------------------------------------------------------------------------------------------------------

Common share equivalents - 2003 Stock Option Plan
and 2003 Management Recognition and Retention Plan
shares                                                                   393,000                            --
---------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
outstanding used in diluted earnings per share
calculation                                                           18,332,000                    20,826,000
---------------------------------------------------------------------------------------------------------------

Earnings per share                                    $      0.34    $      0.33    $      0.27    $      0.27
===============================================================================================================

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 4 - Investment and Mortgage-Backed Securities

Investment and mortgage-backed securities at March 31, 2004 and December 31, 2003 are summarized in the following table.

                                                                March 31, 2004
                                           =====================================================
                                                               Gross Unrealized
                                                         ============================
                                                                                           Fair
(Dollars in thousands)                     Amortized Cost     Gains        Losses         Value
=================================================================================================
Held to maturity:
  Municipal obligations                        $   138       $    --       $    --       $   138
=================================================================================================

Available for sale:
  Mortgage-backed securities                    14,199           169            --        14,368
  U.S. Government agency obligations             8,978            14            --         8,992
  Corporate securities                          24,462           573            65        24,970
  Asset Management Fund - ARM Fund               6,000            --            38         5,962
-------------------------------------------------------------------------------------------------

    Total investment and mortgage-backed
      securities, available for sale           $53,639       $   756       $   103       $54,292
=================================================================================================


                                                              December 31, 2003
                                           =====================================================
                                                               Gross Unrealized
                                                         ============================
                                                                                           Fair
(Dollars in thousands)                     Amortized Cost     Gains         Losses        Value
=================================================================================================
Held to maturity:
  Municipal obligations                        $   142       $    --       $    --       $   142
=================================================================================================

Available for sale:
  Mortgage-backed securities                    15,542           201            31        15,712
  U.S. Government agency obligations            12,877            13             4        12,886
  Corporate securities                          24,496           406           242        24,660
  Asset Management Fund - ARM Fund               6,000            --            31         5,969
-------------------------------------------------------------------------------------------------

    Total investment and mortgage-backed
     securities, available for sale            $58,915       $   620       $   308       $59,227
=================================================================================================

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 5 - Loan Portfolio Composition

The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

                                                       March 31, 2004          December 31, 2003
                                                 =======================    ========================

(Dollars in thousands)                              Amount          %          Amount          %
====================================================================================================
Real estate loans:
  One-to-four family residential (1)             $   545,838      23.71%    $   559,134      25.20%
  Second mortgage residential                        240,901      10.47         258,121      11.63
  Multi-family residential                           104,955       4.56          99,078       4.47
  Commercial real estate and land                    442,657      19.23         449,152      20.25
  Residential construction                           289,046      12.56         245,782      11.08
  Commercial construction                            171,877       7.46         154,247       6.95
----------------------------------------------------------------------------------------------------

    Total real estate loans                        1,795,274      77.99       1,765,514      79.58
----------------------------------------------------------------------------------------------------

Business loans                                        82,601       3.59          64,522       2.91
----------------------------------------------------------------------------------------------------

Warehouse mortgage lines of credit                   111,544       4.85          78,759       3.55
----------------------------------------------------------------------------------------------------

Consumer loans:
  Home equity                                         33,462       1.45          33,874       1.53
  Home equity line of credit                         122,332       5.31         117,899       5.31
  Home improvement                                    70,315       3.05          74,915       3.38
  Automobile                                          66,731       2.91          67,351       3.04
  Other                                               19,675       0.85          15,621       0.70
----------------------------------------------------------------------------------------------------

    Total consumer loans                             312,515      13.57         309,660      13.96
----------------------------------------------------------------------------------------------------

      Total loans                                  2,301,934     100.00%      2,218,455     100.00%
----------------------------------------------------------------------------------------------------

Unamortized premiums, discounts and
  deferred loan fees                                   8,790                     10,790
Undisbursed portion of construction and
  land development loans in process                 (213,489)                  (193,063)
----------------------------------------------------------------------------------------------------

    Net loans                                      2,097,235                  2,036,182

Allowance for loan losses                            (20,086)                   (19,586)
----------------------------------------------------------------------------------------------------

    Net loans after allowance for loan losses    $ 2,077,149                $ 2,016,596
====================================================================================================

(1) Includes loans held for sale                 $    13,556                $     7,083
====================================================================================================

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 6 - Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                                                         At or for the Three Months Ended
                                                                     March 31,
                                                         =================================
(Dollars in thousands)                                     2004                    2003
==========================================================================================
Allowance for loan losses, beginning of period           $ 19,586                $ 17,108
Provision for loan losses                                     934                   1,172
Charge-offs                                                  (507)                   (345)
Recoveries on loans previously charged-off                     73                      49
------------------------------------------------------------------------------------------

  Allowance for loan losses, end of period               $ 20,086                $ 17,984
==========================================================================================

Allowance for loan losses as a percentage of net loans       0.96%                   0.94%
==========================================================================================

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 7 - Nonperforming Assets

The following table sets forth information with respect to nonperforming assets and troubled debt restructurings at the dates indicated. It is our policy to cease accruing interest on loans 90 days or more past due and to charge off accrued interest. Total impaired loans amounted to approximately $1.1 million and $864,000 at March 31, 2004 and December 31, 2003, respectively. There was an allowance for loan loss of $0 and $50,000 specifically allocated to impaired loans at March 31, 2004 and December 31, 2003, respectively.

(Dollars in thousands)                                               March 31, 2004  December 31, 2003
=======================================================================================================
Non-accruing loans:
  One-to-four family residential                                           $    591           $  1,461
  Second mortgage residential                                                   772                224
  Multi-family residential                                                       --                 --
  Commercial real estate and land                                                --                 --
  Residential construction                                                    1,054              1,012
  Commercial construction                                                        --                 --
  Business                                                                       --                219
  Warehouse mortgage lines of credit                                             --                 --
  Consumer                                                                      812                700
-------------------------------------------------------------------------------------------------------

      Total non-accruing loans                                                3,229              3,616

Real estate owned, net (1)                                                      906                678
-------------------------------------------------------------------------------------------------------

      Total nonperforming assets                                              4,135              4,294

Troubled debt restructurings                                                  1,073                468
-------------------------------------------------------------------------------------------------------
      Total nonperforming assets and troubled debt restructurings          $  5,208           $  4,762
=======================================================================================================

Total nonperforming loans as a percent of net loans                            0.15%              0.18%
=======================================================================================================

Total nonperforming assets as a percent of total assets                        0.18%              0.19%
=======================================================================================================

Total nonperforming assets and troubled debt restructurings
  as a percent of total assets                                                 0.23%              0.22%
=======================================================================================================

Allowance for loan losses as a percent of net loans                            0.96%              0.96%
=======================================================================================================

Allowance for loan losses as a percent of nonperforming loans                622.05%            541.65%
=======================================================================================================

(1)   Real estate owned balances are shown net of related loss allowances.
      Includes both real property and other repossessed collateral consisting primarily of automobiles.

=======================================================================================================

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 8 - Mortgage Servicing Rights

Mortgage servicing rights are included in the consolidated balance sheets under the caption "Other Assets." The activity of mortgage servicing rights during the periods presented is summarized in the following table.

                                                     Three Months Ended          Year Ended
                                                          March 31,              December 31,
                                                   ======================    ======================
(Dollars in thousands)                               2004         2003         2003         2002
===================================================================================================
Balance at beginning of period                     $  8,705     $  6,290     $  6,290     $  4,577
Mortgage servicing rights capitalized                   611        1,719        7,346        6,302
Amortization expense                                   (625)      (1,246)      (5,583)      (2,619)
Valuation adjustment                                     --         (590)         652       (1,970)
---------------------------------------------------------------------------------------------------
  Balance at end of period                         $  8,691     $  6,173     $  8,705     $  6,290
---------------------------------------------------------------------------------------------------

The activity of the valuation allowance on mortgage servicing rights is summarized in the following table for the periods presented.

                                                    Three Months Ended             Year Ended
                                                         March 31,                December 31,
                                                   ======================    ======================
(Dollars in thousands)                               2004         2003         2003         2002
===================================================================================================
Balance at beginning of period                     $  1,668     $  2,320     $  2,320     $    350
Changes in mortgage servicing valuation reserve          --          590         (652)       1,970
---------------------------------------------------------------------------------------------------
  Balance at end of period                         $  1,668     $  2,910     $  1,668     $  2,320
---------------------------------------------------------------------------------------------------

The following table compares the key assumptions used in measuring the fair values of mortgage servicing rights at March 31, 2004 and December 31, 2003:

(Dollars in thousands)                           March 31, 2004          December 31, 2003
============================================================================================
Serviced loan portfolio balance                     $970,150                 $956,744
Fair value                                            $9,574                  $9,173
Prepayment speed                                  6.00% - 81.42%          7.56% - 76.44%
Weighted average prepayment speed                     22.02%                  23.08%
  Fair value with 10% adverse change                  $9,065                  $8,673
  Fair value with 20% adverse change                  $8,605                  $8,218
Discount rate                                     9.00% - 15.00%          9.00% - 15.00%
Weighted average discount rate                        10.88%                  10.74%
  Fair value with 10% adverse change                  $9,299                  $8,863
  Fair value with 20% adverse change                  $9,041                  $8,575

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 9 - Stock Based Benefit Plans

The Company established the MRRP which is a stock-based incentive plan that was approved by the shareholders at the Company's Annual Meeting of Shareholders held April 23, 2003.

The following table summarizes shares of the Company's common stock which were subject to award and were granted in April 2003 pursuant to the MRRP:

                                                                           March 31, 2004
==========================================================================================
Common shares authorized to be awarded by the Management Recognition
  and Retention Plan                                                          903,003
Common shares awarded by Management Recognition and Retention Plan           (764,850)
Common shares forfeited                                                            --
------------------------------------------------------------------------------------------
  Shares available for award at March 31, 2004                                138,153
==========================================================================================

The shares awarded by the MRRP vest to the participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period and is based on the market value of the Company's stock as of the date the awards were made. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders' equity. Expense under this plan for the three months ended March 31, 2004 was $682,000.

The Company established the 2003 Stock Option Plan ("SOP") under which 2,257,508 shares of Company common stock are reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. The exercise price of the options is equal to the fair market value of the common stock on the grant date. At March 31, 2004, 1,852,750 stock options had been granted at an exercise price of $17.83. There were no stock options exercised or forfeited during the three months ended March 31, 2004.

At March 31, 2004, no outstanding options were exercisable, the weighted-average remaining contractual life of outstanding options was 9.06 years, and there were 404,758 shares remaining available for future grants under the terms of the SOP.

The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under the provisions of APB No. 25, since the exercise price of the Company's employees' stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the MRRP is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant. See Note

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

11 for a discussion of a proposed new statement issued by the Financial Accounting Standards Board ("FASB") which would result in a change in the accounting for equity-based compensation.

Pursuant to FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), pro forma net income and pro forma EPS are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized:

                                                                    Three Months Ended      Three Months Ended
(Dollars in thousands, except per share data)                          March 31, 2004         March 31, 2003
==============================================================================================================
Net income (as reported)                                                    $6,060                $5,695
Add: stock-based employee compensation expense
  included in reported net income, net of related tax effects                  443                    --
Deduct: total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                                  (715)                   --
--------------------------------------------------------------------------------------------------------------

Pro forma net income                                                        $5,788                $5,695
==============================================================================================================
Basic earnings per share (as reported)                                      $ 0.34                $ 0.27
Pro forma basic earnings per share                                            0.32                  0.27
Diluted earnings per share (as reported)                                      0.33                  0.27
Pro forma diluted earnings per share                                          0.32                  0.27
==============================================================================================================

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

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 10 - Defined Benefit Pension Plan

On March 31, 2004, the Company merged its single-employer defined benefit pension plan and transferred all pension plan assets and future plan obligations to an unrelated third party plan. This transaction resulted in a $1.5 million pre-tax gain for the three months ended March 31, 2004 from the curtailment of the liability associated with the plan.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 11 - Recent Accounting Pronouncements

For discussion regarding accounting pronouncements, interpretations, exposure drafts, etc. and their impact on the Company, reference is made to "Recent Accounting Pronouncements" in the Company's Annual Report to Shareholders for the year ended December 31, 2003. The following discussion identifies accounting guidance issued during 2004.

In March 2004, the FASB issued Staff Accounting Bulletin No. 105 ("SAB 105"), Loan Commitments Accounted for as Derivative Instruments. The requirements of SAB 105 require entities that enter into mortgage loan commitments to disclose their accounting policy for such commitments and include the methods and assumptions used to estimate the fair value of loan commitments in the financial statements. Additionally, any hedging strategy associated with mortgage loan commitments is required to be disclosed. The requirements of SAB 105 must be applied to mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. SAB 105 permits entities to continue using previously applied accounting policies to loan commitments entered into on or before March 31, 2004. The adoption of SAB 105 will not have a material impact on the Company's consolidated financial statements.

On March 31, 2004, the FASB published an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and No. 95 (the "Exposure Draft"). FASB is proposing, among other things, amendments to SFAS No. 123 and thus, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally would be measured at fair value at the grant date. The grant date fair value would be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments (unless observable market prices for the same or similar options are available). The cost would be recognized over the requisite service period (often the vesting period). The cost of employee services received in exchange for liabilities would be measured initially at the fair value (rather than the previously allowed intrinsic value under APB Opinion No. 25, Accounting for Stock Issued to Employees) of the liabilities and would be remeasured subsequently at each reporting date through settlement date.

The proposed changes in accounting would replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 which did not require companies to expense options. Under the terms of the Exposure Draft, the accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans, would remain unchanged.

                      TierOne Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

The Exposure Draft provides that the proposed statement would be applied to public entities prospectively for fiscal years beginning after December 31, 2004, as if all share-based compensation awards vesting, granted, modified, or settled after December 15, 1994 had been accounted for using the fair value-based method of accounting.

The FASB is soliciting comments on the Exposure Draft through June 30, 2004 and is expected to issue the final statement in the fourth quarter of 2004.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Bank, a subsidiary of the Company, is a $2.3 billion federally chartered stock savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers customers a wide variety of full-service consumer and commercial banking products and services through a geographically diverse network of 57 banking offices located in Nebraska, Iowa and Kansas, three loan production offices located in Colorado and one loan production office located in Minnesota. Product offerings include residential and commercial real estate loans; consumer, construction and business loans; warehouse mortgage lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and internet banking.

The Company's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment securities portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Noninterest income, noninterest expense and provisions for loan losses also affect results of operations. Noninterest income consists primarily of fees and service charges related to deposit and lending activities and gains on loans held for sale. Noninterest expense consists of compensation and employee benefits, office occupancy and equipment, data processing, advertising and other operating expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

On March 31, 2004, the Company announced it had entered into a definitive agreement to acquire United Nebraska Financial Co. ("UNFC"), the holding company of United Nebraska Bank ("UNB") headquartered in Grand Island, Nebraska. The reported assets of UNFC also include an investment in a national bank subsidiary in suburban Phoenix, Arizona, United Arizona Bank ("UAB"), which will be sold prior to the completion of the transaction. The Company will pay $97.3 million in cash, subject to a post-closing adjustment, to acquire UNFC. The purchase price represents approximately 1.9 times UNFC's December 31, 2003 stated book value of $51.8 million. At December 31, 2003, UNB operated from 16 banking offices located in Broken Bow, Burwell, Callaway, Columbus, Grand Island, Holdrege, Lexington, North Platte, Omaha, O'Neill and Ord, Nebraska. At December 31, 2003, UNB had total assets of $513.6 million, total loans of $292.8 million and total deposits of $422.5 million. Completion of the acquisition is subject to various conditions precedent, including the sale of UAB and certain other assets and the receipt of all required regulatory approvals. The Company has submitted all required regulatory filings to obtain the necessary approvals.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

As used in this report, unless the context otherwise requires, the terms "we," "us," or "our" refer to TierOne Corporation, a Wisconsin corporation, and our wholly owned subsidiary, TierOne Bank, a federally chartered stock savings bank.

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

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Critical Accounting Policies

Allowance for Loan Losses

We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in:

      o Assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss);

      o     Valuing the underlying collateral securing the loans;

      o Determining the appropriate reserve factor to be applied to specific risk levels for special mention loans and those adversely classified (substandard, doubtful and loss); and

      o Determining reserve factors to be applied to pass loans based upon loan type.

We establish provisions for loan losses, which are charges to our operating results, in order to maintain a level of total allowance for loan losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management reviews the loan portfolio no less frequently than quarterly in order to identify those inherent losses and to assess the overall collection probability of the loan portfolio. Management's review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. The evaluation process includes, among other things:

      o     An analysis of delinquency trends;

      o     Nonperforming loan trends;

      o     Levels of charge-offs and recoveries;

      o     Prior loss experience;

      o     Total loans outstanding;

      o     Volume of loan originations;

      o     Type, size, terms and geographic concentration of loans held by us;

      o     Value of collateral securing loans;

      o     Number of loans requiring heightened management oversight; and

      o     General economic conditions.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specific loans identified by the credit review function that are evaluated individually for impairment and are considered to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by:

      o The fair value of the collateral if the loan is collateral dependent;

      o     The present value of expected future cash flows; or

      o     The loan's observable market price.

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

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Our total assets were $2.3 billion at March 31, 2004, a $47.7 million, or 2.2%, increase from December 31, 2003, due to an increase in net loans. Our available for sale investment securities amounted to $39.9 million at March 31, 2004, a $3.6 million, or 8.3%, decrease from December 31, 2003. The decrease in our available for sale investment securities was primarily due to the maturity of a security during the three months ended March 31, 2004. Our mortgage-backed securities portfolio, all of which is available for sale, amounted to $14.4 million at March 31, 2004, a $1.3 million, or 8.6%, decrease from December 31, 2003. The decrease in our mortgage-backed securities portfolio is the result of principal payments received in the amount of $1.3 million during the three months ended March 31, 2004.

Net loans, including loans held for sale, totaled $2.1 billion at March 31, 2004, a $61.1 million, or 3.0%, increase from December 31, 2003. At March 31, 2004 our one-to-four family residential loans, including loans held for sale, totaled $545.8 million, a $13.3 million, or 2.4%, decrease compared to December 31, 2003. During the three months ended March 31, 2004, we purchased $27.5 million of adjustable-rate first mortgage loans secured by one-to-four family residential properties located in geographically diverse markets across the United States in an effort to reinvest proceeds from loan prepayments. Second mortgage residential loans totaled $240.9 million at March 31, 2004, a $17.2 million, or 6.7%, decrease from December 31, 2003. The decrease in second mortgage residential loans is primarily the result of principal payments and prepayments. Commercial real estate and land loans amounted to $442.7 million, a $6.5 million, or 1.4%, decrease compared to $449.2 million at December 31, 2003. Our residential construction loans totaled $289.0 million, a $43.3 million, or 17.6%, increase compared to $245.8 million at December 31, 2003. Commercial construction loans increased $17.6 million, or 11.4%, to $171.9 million compared to $154.2 million at December 31, 2003. Warehouse mortgage lines of credit amounted to $111.5 million, a $32.8 million, or 41.6%, increase at March 31, 2004 compared to $78.8 million at December 31, 2003. The increase in our warehouse mortgage lines of credit was primarily attributable to an increased level of mortgage refinancing during the three months ended March 31, 2004. Our consumer loan portfolio totaled $312.5 million at March 31, 2004, a $2.9 million, or 0.9%, increase compared to $309.7 million at December 31, 2003.

Our total liabilities were $2.0 billion at March 31, 2004, a $40.4 million, or 2.1%, increase compared to December 31, 2003. Our total deposits increased by $98.2 million to $1.3 billion at March 31, 2004 compared to December 31, 2003. Time deposits increased $81.9 million, or 14.0%, to $667.6 million at March 31, 2004 compared to $585.8 million at December 31, 2003. The increase in time deposits was attributable to a marketing promotion offering a 14-month time deposit yielding 3.0%. Included in our time deposits at March 31, 2004 are $65.5 million of brokered time deposits. We utilized brokered time deposits as an alternative source of funds for loan origination and purchase activity. Our interest-bearing checking accounts totaled $301.7 million, a $6.6 million, or 2.2%,

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

increase compared to $295.1 million at December 31, 2003. Noninterest-bearing checking accounts increased $5.0 million, or 11.0%, to $50.3 million at March 31, 2004 compared to $45.3 million at December 31, 2003. Our money market accounts totaled $274.1 million, a $3.1 million, or 1.2%, increase compared to December 31, 2003. Our Federal Home Loan Bank ("FHLB") advances and other borrowings amounted to $592.3 million at March 31, 2004, a $53.4 million, or 8.3%, decrease from December 31, 2003 as we determined to use repayments on securities and deposits to fund our lending activities.

At March 31, 2004, shareholders' equity totaled $302.4 million, an increase of $7.3 million from December 31, 2003. The increase in shareholders' equity primarily reflects net income for the three months ended March 31, 2004 of $6.1 million, $866,000 related to common stock earned by participants in the ESOP and $682,000 related to the amortization of awards under the MRRP. The increase in shareholders' equity was partially offset by $935,000 in dividends paid to the Company's shareholders. The first quarterly dividend was $0.05 per common share paid on March 31, 2004 to shareholders of record at the close of business on March 15, 2004.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and March 31, 2003

General. Net income for the three months ended March 31, 2004 was $6.1 million, or $0.33 per diluted share ($0.34 per basic share), compared to net income of $5.7 million, or $0.27 per diluted and basic share, for the three months ended March 31, 2003. Net income increased during the three months ended March 31, 2004 primarily due to a gain recognized on the curtailment of the Company's defined benefit pension plan and increased interest income on loans receivable which was partially offset by increased salaries and employee benefits expense. The average interest rate spread declined to 3.01% for the three months ended March 31, 2004 compared to 3.17% for the three months ended March 31, 2003. Net interest margin declined to 3.35% for the three months ended March 31, 2004 compared to 3.70% for the three months ended March 31, 2003. The decline in the average interest rate spread and net interest margin for the three months ended March 31, 2004 reflected the continued compression on net interest income of historically low interest rates which have resulted in continued high levels of prepayments on higher yielding loans. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 117.23% for the three months ended March 31, 2004 compared to 124.74% for the three months ended March 31, 2003. This decrease was the result of a $66.0 million decline in the average balance of net interest-earning assets resulting from the Company's stock purchases to fund the shareholder-approved MRRP and fulfill the Company's first stock buyback program during the last eight months of 2003.

Interest Income. Our total interest income for the three months ended March 31, 2004 was $28.1 million, a $166,000, or 0.6%, increase compared to $27.9 million for the three months ended March 31, 2003. The average balances of loans receivable during the three months ended March 31, 2004

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

and March 31, 2003 were $2.0 billion and $1.8 billion, respectively. The weighted average yield earned on the loan portfolio was 5.36% and 6.04% for the three months ended March 31, 2004 and March 31, 2003, respectively. The declines in the yields on loans receivable during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was the result of a high level of refinancing activity that occurred throughout 2003 due to a historically low interest rate environment.

Interest Expense. Our total interest expense for both three month periods ended March 31, 2004 and March 31, 2003 was $10.3 million. The average balance of our interest-bearing deposits increased $115.3 million, or 10.5%, to $1.2 billion for the quarter ended March 31, 2004 compared to $1.1 billion for the quarter ended March 31, 2003. Additionally, the average rate paid on interest-bearing deposits decreased to 1.86% for the three months ended March 31, 2004 compared to 2.27% for the three months ended March 31, 2003, a decrease of 41 basis points. Interest expense on FHLB advances and other borrowings increased $623,000 to $4.7 million for the three months ended March 31, 2004 compared to $4.1 million during the three months ended March 31, 2003. Additionally, the average rate paid on FHLB advances and other borrowings was 3.14% for the three months ended March 31, 2004 compared to 3.79% for the three months ended March 31, 2003, a decrease of 65 basis points.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Average Balances, Net Interest Income, and Yields Earned and Cost of Funds. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, interest rate spread and net interest margin. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

                                                                    Three Months Ended March 31,
                                              ========================================================================
                                                             2004                                2003
                                              ==================================  ====================================
                                               Average                  Average     Average                 Average
(Dollars in thousands)                         Balance     Interest   Yield/Rate    Balance     Interest   Yield/Rate
======================================================================================================================
Interest-earning assets:
  Federal funds sold                          $       --    $    --         --%    $   32,759    $    99       1.21%
  Investment securities (1)                       80,420        796       3.96         57,797        544       3.76
  Mortgage-backed securities (1)                  15,100        131       3.47         39,156        488       4.99
  Loans receivable (2)                         2,025,969     27,163       5.36      1,775,506     26,793       6.04
----------------------------------------------------------------------------------------------------------------------

    Total interest-earning assets              2,121,489     28,090       5.30%     1,905,218     27,924       5.86%

  Noninterest-earning assets                      88,988                               84,491
----------------------------------------------------------------------------------------------------------------------

    Total assets                              $2,210,477                           $1,989,709
======================================================================================================================

Interest-bearing liabilities:
  Interest-bearing checking accounts          $  296,153    $   574       0.78%    $  298,053    $   834       1.12%
  Savings accounts                                20,414         16       0.31         16,854         30       0.71
  Money market accounts                          268,854        652       0.97        272,610        967       1.42
  Time deposits                                  628,083      4,413       2.81        510,729      4,392       3.44
----------------------------------------------------------------------------------------------------------------------

    Total interest-bearing deposits            1,213,504      5,655       1.86      1,098,246      6,223       2.27

  Federal Home Loan Bank
    advances and other borrowings                596,135      4,687       3.14        429,102      4,064       3.79
----------------------------------------------------------------------------------------------------------------------

    Total interest-bearing liabilities         1,809,639     10,342       2.29%     1,527,348     10,287       2.69%

Noninterest-bearing accounts                      47,486                               40,401
Other liabilities                                 56,241                               79,128
----------------------------------------------------------------------------------------------------------------------

    Total liabilities                          1,913,366                            1,646,877

Shareholders' equity                             297,111                              342,832
----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity    $2,210,477                           $1,989,709
======================================================================================================================
Net interest-earning assets                   $  311,850                           $  377,870
Net interest income; average
  interest rate spread                                      $17,748       3.01%                  $17,637       3.17%
Net interest margin (3)                                                   3.35%                                3.70%
Average interest-earning assets to average
  interest-bearing liabilities                                          117.23%                              124.74%
======================================================================================================================

(1) Includes securities available for sale and held to maturity. Investment securities also include Federal Home Loan Bank stock.

(2) Includes nonaccrual loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of loans in process and allowance for loan losses.

(3) Equals net interest income (annualized) divided by average interest-earning assets.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Rate/Volume Analysis. The following table shows the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in rate (change in rate multiplied by prior year volume) and (ii) changes in volume (change in volume multiplied by prior year rate). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                               Three Months Ended March 31, 2004
                                                                          Compared to
                                                               Three Months Ended March 31, 2003
                                                           ==========================================
                                                           Increase (Decrease) Due to        Total
                                                           ==========================      Increase
(Dollars in thousands)                                       Rate             Volume       (Decrease)
======================================================================================================
Interest income:
  Federal funds sold                                        $   (50)          $   (49)      $   (99)
  Investment securities                                          30               222           252
  Mortgage-backed securities                                   (118)             (239)         (357)
  Loans receivable (1)                                       (3,193)            3,563           370
------------------------------------------------------------------------------------------------------

    Total interest income                                    (3,331)            3,497           166
------------------------------------------------------------------------------------------------------

Interest expense:
  Interest-bearing checking accounts                           (255)               (5)         (260)
  Savings accounts                                              (19)                5           (14)
  Money market accounts                                        (302)              (13)         (315)
  Time deposits                                                (886)              907            21
------------------------------------------------------------------------------------------------------

    Total deposits                                           (1,462)              894          (568)
  Federal Home Loan Bank advances and other borrowings         (777)            1,400           623
------------------------------------------------------------------------------------------------------

    Total interest expense                                   (2,239)            2,294            55
------------------------------------------------------------------------------------------------------

Net change in net interest income                           $(1,092)          $ 1,203       $   111
======================================================================================================

(1) Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of loans in process and allowance for loan losses.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Provision for Loan Losses. We made a provision for loan losses of $934,000 for the three months ended March 31, 2004 compared to $1.2 million for the three months ended March 31, 2003. Our portfolio of commercial real estate and land, construction (residential and commercial), business and consumer loans totaled $1.3 billion at March 31, 2004, an increase of $242.5 million, or 23.0%, compared to $1.1 billion at March 31, 2003. These loans are deemed to have higher levels of known and inherent losses than one-to-four family residential loans due to, among other things, the nature of the collateral and the dependency on economic conditions for successful completion or operation of the project. As such, we have made provisions in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at the relevant date. At March 31, 2004, our total nonperforming assets amounted to $4.1 million, or 0.18% of total assets, compared to $4.3 million, or 0.19% of total assets, at December 31, 2003. There were no material changes in non-accruing loans or real estate owned during the three months ended March 31, 2004. During the three months ended March 31, 2004 and March 31, 2003, we charged-off, net of recoveries, $434,000 and $296,000, respectively, primarily related to consumer loans. At March 31, 2004, December 31, 2003 and March 31, 2003 our allowance for loan losses amounted to 0.96%, 0.96% and 0.94%, respectively, of net loans.

Noninterest Income. Our noninterest income increased by $1.8 million, or 49.9%, to $5.4 million for the three months ended March 31, 2004 compared to $3.6 million for the three months ended March 31, 2003. The increase during the three month period ended March 31, 2004 compared to the same period in 2003 was primarily the result of the Company's decision to merge its defined benefit pension plan with an unrelated third party plan. On March 31, 2004, the Company merged its single-employer defined benefit pension plan and transferred all pension plan assets and future plan obligations to an unrelated third party plan. This transaction resulted in a $1.5 million gain for the three months ended March 31, 2004 from the curtailment of the liability associated with the defined benefit pension plan. Additionally, deposit account and debit card fees increased $798,000 during the three months ended March 31, 2004 when compared to the same period in 2003 primarily as a result of an increased number of core deposit relationships. Amortization expense related to our mortgage servicing rights portfolio decreased $620,000 during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease in mortgage servicing rights amortization expense was attributable to a stabilized interest rate environment and decreased loan prepayment and refinancing activity when compared to the same period in 2003. We made no additional impairment charges related to mortgage servicing rights during the three months ended March 31, 2004 whereas we recorded impairment charges of $590,000 during the three month period ended March 31, 2003. Amortization expense, impairment charges and impairment recapture related to mortgage servicing rights are recorded as adjustments to fee and service charge income. The aforementioned increases in noninterest income were partially offset by a $1.6 million decrease in gains on loans held for sale resulting from decreased refinancing activity compared to the same period in 2003.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Noninterest Expense. Our noninterest expense increased by $1.5 million, or 13.5%, to $12.6 million for the three months ended March 31, 2004 compared to $11.1 million for the three months ended March 31, 2003. The increase during the three months period ended March 31, 2004 compared to the three month period ended March 31, 2003 resulted primarily from $682,000 in compensation expense relating to the Company's MRRP, a $591,000 increase in compensation expense relating to annual salary adjustments and staff additions and a $275,000 increase in compensation expense associated with the Company's ESOP.

Income Tax Expense. Our income tax expense increased by $293,000 to $3.6 million for the three months ended March 31, 2004 compared to the same period in 2003. The effective income tax rate for the three months ended March 31, 2004 was 37.3% compared to 36.7% for the three months ended March 31, 2003. The increase in the effective tax rate for the three months ended March 31, 2004 compared to the same period in 2003 was primarily attributable to the partially non-deductible nature of certain expenses related to the Company's ESOP.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity

Our primary sources of funds are deposits, amortization of loans, loan prepayments and maturity of loans, mortgage-backed securities and other investments and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by interest rates, economic conditions and competition. Additionally, we utilize outside borrowings, primarily from the FHLB and, more recently, brokered time deposits, as additional funding sources.

We use our liquidity to fund existing and future loan commitments, maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2004, we had time deposits maturing within the next 12 months totaling $327.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments, we have additional borrowing capacity available to fund our asset growth. We have increased our utilization of borrowings as a cost efficient compliment to deposits as a source of funds. The average balance of our FHLB advances and other borrowings was $596.1 million and $429.1 million for the three months ended March 31, 2004 and March 31, 2003, respectively. To date, substantially all of our borrowings have consisted of advances from the FHLB. Pursuant to blanket collateral agreements with the FHLB, the Bank pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction and commercial construction loans as collateral for such advances. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

On April 26, 2004, we completed the issuance of $30.0 million of floating-rate trust preferred securities. The proceeds from the issuance of these securities, which are callable at par in 2009 and will mature in 2034, will be used for general corporate purposes, including funding common stock repurchases.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

We use our liquidity to fund existing and future loan commitments, maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2004, we had the following contractual obligations and lending commitments:


                                                                                          Due In
                                                               =========================================================
                                               Total at
(Dollars in thousands)                      March 31, 2004      1 Year         1-3 Years     3-5 Years    After 5 Years
========================================================================================================================
Contractual obligations:

  Federal Home Loan Bank advances
    and other borrowings                       $ 592,333       $  71,984       $ 110,000      $  85,349      $ 325,000
  Recourse obligations on assets                  11,548          11,548              --             --             --
  Purchase investment securities                   1,081           1,081              --             --             --
  Annual rental commitments under non-
    cancellable operating leases                   2,677             569             731            529            848
------------------------------------------------------------------------------------------------------------------------

    Total contractual obligations              $ 607,639       $  85,182       $ 110,731      $  85,878      $ 325,848
========================================================================================================================

Lending commitments:

  Commitments to originate loans               $  89,703       $  89,703       $      --      $      --      $      --
  Commitments to sell loans                      (74,739)        (74,739)             --             --             --
  Commitments to purchase loans                   98,120          98,120
  Undisbursed portion of loans in process        213,489         213,489              --             --             --
  Standby letters of credit                          532             532              --             --             --

Unused lines of credit:

  Warehouse mortgage lines of credit             474,664         474,664              --             --             --
  Business loans                                  41,529          41,529              --             --             --
  Consumer loans                                 101,045         101,045              --             --             --
------------------------------------------------------------------------------------------------------------------------

    Total lending commitments and unused
      lines of credit                          $ 944,343       $ 944,343       $      --      $      --      $      --
------------------------------------------------------------------------------------------------------------------------

We have not used any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At March 31, 2004, the maximum total dollar amount of such recourse was approximately $10.8 million. Based on historical experience, at March 31, 2004, we had established a liability of

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

$652,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities. We have not traded in commodity contracts.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Regulatory Capital

At March 31, 2004, the Bank's regulatory capital exceeded regulatory limits set by the Office of Thrift Supervision. The current regulatory requirements and the Bank's actual levels at March 31, 2004 are set forth in the following table:

                               Required Capital          Actual Capital          Excess Capital
                            =====================    =====================    =======================
(Dollars in thousands)       Amount       Percent     Amount       Percent     Amount       Percent
=====================================================================================================
Tangible capital            $ 33,725        1.50%    $251,414       11.18%    $217,689        9.68%

Tier 1 (core) capital         89,934        4.00%     251,414       11.18%     161,480        7.18%

Total risk-based capital     156,916        8.00%     271,500       13.84%     114,584        5.84%

The Bank remains classified as a "well capitalized" financial institution under Federal regulatory guidelines.

                      TierOne Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Selected Operating Ratios

Selected operating and other ratios (annualized where appropriate) at or for the three months ended March 31, 2004 and March 31, 2003 are presented in the following table:

                                                              At or for the
                                                           Three Months Ended
                                                                March 31,
                                                         =======================
                                                            2004        2003
================================================================================

Selected Operating Ratios:

  Average yield on interest-earning assets                  5.30%       5.86%
  Average rate on interest-bearing liabilities              2.29%       2.69%
  Average interest rate spread                              3.01%       3.17%
  Net interest margin                                       3.35%       3.70%
  Average interest-earning assets to average
    interest-bearing liabilities                          117.23%     124.74%
  Net interest income after provision for loan
    losses to noninterest expense                         133.49%     148.43%
  Total noninterest expense to average assets               2.28%       2.23%
  Efficiency ratio (1)                                     54.32%      52.16%
  Return on average assets                                  1.10%       1.14%
  Return on average equity                                  8.16%       6.64%
  Average equity to average assets                         13.44%      17.23%

Other Ratios:

  Nonperforming loans as a percent of net loans             0.15%       0.27%
  Nonperfoming assets as a percent of total assets          0.18%       0.33%
  Allowance for loan losses as a percent of
    nonperforming loans                                   622.05%     351.46%
  Allowance for loan losses as a percent of net loans       0.96%       0.94%

(1) Efficiency ratio is calculated as total other expense divided by the sum of net interest income and total other income.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our asset and liability management policies as well as the methods used to manage our exposure to the risk of loss from adverse changes in market prices and rates market, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - How We Manage Our Risks" and "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report to Shareholders for the year ended December 31, 2003. There has been no material change in our asset and liability position or the market value of our equity since December 31, 2003.

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

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

There have been no changes with respect to legal proceedings during the three months ended March 31, 2004. Disclosures regarding legal proceedings are incorporated by reference to "Business of TierOne Bank - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 21, 2004, the Company's Board of Directors authorized and the Company subsequently announced a stock repurchase plan providing for the repurchase of up to 2,031,757 shares of the Company's outstanding common stock in open market or privately negotiated transactions. Unless terminated earlier by resolution of the Company's Board of Director's, the plan will expire when the Company has repurchased all shares authorized for repurchase under the plan. No shares were repurchased under the plan during the three month period ended March 31, 2004. As of March 31, 2004, the Company had the authority remaining to repurchase 2,031,757 shares under the plan.

Item 3 - Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders.

There are no matters required to be reported under this item.

Item 5 - Other Information.

There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index.


No.                                                  Exhibits                                                       Location
==================================================================================================================================
 3.1    Articles of Incorporation of TierOne Corporation                                                               (1)

 3.2    Bylaws of TierOne Corporation                                                                                  (1)

 4.0    Form of Stock Certificate of TierOne Corporation                                                               (1)

10.1    Employment Agreement between TierOne Bank and Gilbert G. Lundstrom*                                            (1)

10.2    Employment Agreement between TierOne Bank and James A. Laphen*                                                 (1)

10.3    Form of Employment Agreement between TierOne Corporation and Gilbert G. Lundstrom*                             (1)

10.4    Form of Employment Agreement between TierOne Corporation and James A. Laphen*                                  (1)

10.5    Supplemental Retirement Plan*                                                                                  (1)

10.6    Form of Change in Control Agreement between TierOne Bank and certain executive officers*                       (1)

10.7    Form of Change in Control Agreement between TierOne Bank and certain executive officers*                       (1)

10.8    Form of TierOne Bank Employee Severance Plan*                                                                  (1)

10.9    Form of Employee Stock Ownership Plan Supplemental Executive Retirement Plan*                                  (1)

10.10   Form of 401(k) Plan Supplemental Executive Retirement Plan*                                                    (1)

10.11   Director's Deferred Compensation Plan*                                                                         (1)

10.12   Amended and Restated Consultation Plan for Directors*                                                          (1)

10.13   TierOne Bank Management Incentive Compensation Plan*                                                           (4)

10.14   TierOne Bank Deferred Compensation Plan*                                                                       (3)

10.15   2003 Stock Option Plan*                                                                                        (2)

10.16   TierOne Corporation 2003 Management Recognition and Retention Plan and Trust Agreement*                        (2)

 14     Code of Conduct and Ethics                                                                                     (4)

 22     Subsidiaries of the Registrant - Reference is made to "Item 1. Business - Subsidiaries" of the
        Form 10-K for the required information                                                                          --

31.1    Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as
        adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.                                        Filed Herewith

31.2    Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as
        adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.                                        Filed Herewith

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002        Filed Herewith

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002        Filed Herewith
==================================================================================================================================

*     Denotes management compensation plan or arrangement.

(1) Incorporated by reference from TierOne Corporation's Registration Statement on Form S-1, filed on April 3, 2002, as amended and declared effective on August 12, 2002 (File No. 333-85838).

(2) Incorporated by reference from TierOne Corporation's Definitive Proxy Statement filed by TierOne Corporation with the SEC on March 11, 2003.

(3) Incorporated by reference from TierOne Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed by TierOne Corporation with the SEC on March 28, 2003.

(4) Incorporated by reference from TierOne Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed by TierOne Corporation with the SEC on March 12, 2004.

(b) The following reports on Form 8-K were filed by the Registrant during the three months ended March 31, 2004:

      Date                              Item and Description
-----------------   ------------------------------------------------------------

January 29, 2004    Item 12. On January 28, 2004 the Company issued a press
                    release reporting its earnings for the three months and year ending December 31, 2003.

 March 2, 2004      Item 9. On March 1, 2004 the Company issued a
                    press release announcing that the Company had initiated a quarterly cash dividend policy and declared its first dividend of $0.05 per common share to shareholders of record on March 15, 2004.

 March 31, 2004     Item 9. On March 31, 2004 the Company issued a press
                    release announcing it had entered into a definitive agreement to acquire United Nebraska Financial Co., the holding company of United Nebraska Bank headquartered in Grand Island, Nebraska.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TIERONE CORPORATION


Date:  May 6, 2004             By:/s/  Gilbert G. Lundstrom
                                  ---------------------------------------------
                               Gilbert G. Lundstrom
                               Chairman of the Board and Chief Executive Officer


Date:  May 6, 2004             By:/s/   Eugene B. Witkowicz
                                  ----------------------------------------------
                               Eugene B. Witkowicz
                               Executive Vice President and
                               Chief Financial Officer