Form 10-Q
period 2004-06-30
TIERONE CORP
filed 2004-08-06
CIK 1170605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-50015

TierOne Corporation

(Exact name of Registrant as specified in its charter)

Wisconsin	04-3638672
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1235 "N" Street
Lincoln, Nebraska	68508
(Address of Principal Executive Offices)	(Zip Code)

(402) 475-0521
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   X    No

At August 3, 2004, the registrant had 18,285,811 shares of common stock, $.01 par value per share, outstanding.

TierOne Corporation and Subsidiaries
Consolidated Balance Sheets
June 30, 2004 (Unaudited) and December 31, 2003

(Dollars in thousands, except per share data)	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$34,616	$34,901
Investment securities:
Held to maturity, at cost which approximates fair value	135	142
Available for sale, at fair value	37,678	43,515
Mortgage-backed securities, available for sale, at fair value	12,804	15,712
Loans receivable:
Net loans (includes loans held for sale of $10,864 and $7,083 at
June 30, 2004 and December 31, 2003, respectively)	2,088,846	2,036,182
Allowance for loan losses	(20,886)	(19,586)

Net loans after allowance for loan losses	2,067,960	2,016,596

Federal Home Loan Bank stock	37,792	37,143
Premises and equipment, net	28,975	27,587
Accrued interest receivable	9,477	9,678
Other assets	25,832	22,594

Total assets	$2,255,269	$2,207,868

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$1,324,074	$1,216,763
Advances from Federal Home Loan Bank and other borrowings	619,752	645,696
Advance payments from borrowers for taxes, insurance and
other escrow funds	21,274	22,206
Accrued interest payable	5,166	5,259
Accrued expenses and other liabilities	21,407	22,855

Total liabilities	1,991,673	1,912,779

Shareholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,285,811 and 20,317,568 shares issued and outstanding at
June 30, 2004 and December 31, 2003, respectively	226	226
Additional paid-in capital	355,051	354,054
Retained earnings, substantially restricted	35,699	25,833
Treasury stock, at cost; 4,289,264 and 2,257,507 shares at
June 30, 2004 and December 31, 2003	(98,300)	(53,613)
Unallocated common stock held by Employee Stock
Ownership Plan	(15,426)	(16,179)
Unearned common stock held by Management
Recognition and Retention Plan	(13,618)	(14,982)
Accumulated other comprehensive income (loss), net	(36)	(250)

Total shareholders' equity	263,596	295,089

Commitments and contingent liabilities

Total liabilities and shareholders' equity	$2,255,269	$2,207,868

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Interest income:
Loans receivable	$27,074	$27,373	$54,237	$54,166
Investment securities	903	1,115	1,830	2,147
Other interest-earning assets	--	--	--	99

Total interest income	27,977	28,488	56,067	56,412

Interest expense:
Deposits	5,877	5,866	11,532	12,089
Advances from Federal Home Loan Bank and other
borrowings	4,965	4,530	9,652	8,594

Total interest expense	10,842	10,396	21,184	20,683

Net interest income	17,135	18,092	34,883	35,729
Provision for loan losses	1,105	515	2,039	1,687

Net interest income after provision for loan losses	16,030	17,577	32,844	34,042

Noninterest income:
Fees and service charges	4,697	612	7,810	1,579
Income (loss) from real estate operations, net	(32)	26	(109)	8
Net gain on sales of:
Investment securities	312	--	312	--
Loans held for sale	705	2,653	1,021	4,608
Real estate owned	44	(93)	44	(79)
Gain on pension plan curtailment	--	--	1,456	--
Other operating income	569	695	1,202	1,406

Total noninterest income	6,295	3,893	11,736	7,522

Noninterest expense:
Salaries and employee benefits	7,808	7,096	15,672	13,415
Occupancy, net	1,551	1,328	3,017	2,759
Data processing	463	407	967	818
Advertising	948	904	1,641	1,628
Other operating expense	2,632	2,007	4,701	4,215

Total noninterest expense	13,402	11,742	25,998	22,835

Income before income taxes	8,923	9,728	18,582	18,729
Income tax expense	3,348	3,593	6,947	6,899

Net income	$5,575	$6,135	$11,635	$11,830

Net income per common share, basic	$0.33	$0.29	$0.67	$0.57

Net income per common share, diluted	$0.32	$0.29	$0.66	$0.57

Dividends declared per common share	$0.05	$-	$0.10	$-

Average common shares outstanding, basic (000's)	16,998	20,828	17,396	20,824

Average common shares outstanding, diluted (000's)	17,283	21,012	17,733	20,929

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Six Months Ended June 30, 2004 and June 30, 2003
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders' Equity
Balance at December 31, 2002	$226	$355,741	$2,018	$--	$(17,684)	$--	$(405)	$339,896

Common stock earned by
employees in Employee
Stock Ownership Plan	--	557	--	--	753	--	--	1,310
Common stock purchased by the
Management Recognition and
Retention Plan	--	(97)	~	--	--	(1,357)	--	(1,454)
Amortization of awards under the
Management Recognition and
Retention Plan	--	--	--	--	--	500	--	500
Comprehensive income:
Net income	--	--	11,830	--	--	--	--	11,830
Change in unrealized loss on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	20	20

Total comprehensive income	--	--	11,830	--	--	--	20	11,850

Balance at June 30, 2003	$226	$356,201	$13,848	$--	$(16,931)	$(857)	$(385)	$352,102

Balance at December 31, 2003	$226	$354,054	$25,833	$(53,613)	$(16,179)	$(14,982)	$(250)	$295,089

Common stock earned by
employees in Employee
Stock Ownership Plan	--	914	--	--	753	--	--	1,667
Amortization of awards under
the Management Recognition
and Retention Plan	--	83	--	--	--	1,364	--	1,447
Repurchase of common
stock (2,031,757 shares)				(44,687)				(44,687)
Dividends paid ($0.10 per common share)	--	--	(1,769)	--	--	--	--	(1,769)
Comprehensive income:
Net income	--	--	11,635	--	--	--	--	11,635
Change in additional minimum
pension liability, net of tax	--	--	--	--	--	--	452	452
Change in unrealized gain on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	(238)	(238)

Total comprehensive income	--	--	11,635	--	--	--	214	11,849

Balance at June 30, 2004	$226	$355,051	$35,699	$(98,300)	$(15,426)	$(13,618)	$(36)	$263,596

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2004 and June 30, 2003
(Unaudited)

	June 30,
(Dollars in thousands)	2004	2003
Reconciliation of net income to net cash provided by operating activities:
Net income	$11,635	$11,830
Adjustments to reconcile net income to net cash provided by
operating activities:
Net premium amortization of investment and mortgage-backed securities	115	993
Depreciation and amortization	1,296	1,263
Employee Stock Ownership Plan expense	1,667	1,310
Management Recognition and Retention Plan expense	1,447	500
Amortization of premiums on net loans	4,546	2,286
Federal Home Loan Bank stock dividend	(649)	--
Deferred income tax expense (benefit)	780	12
Provision for loan losses	2,039	1,687
Proceeds from sales of loans held for sale	150,543	311,123
Originations and purchases of loans held for sale	(153,304)	(315,231)
Net (gain) loss on sales of:
Investment securities	(312)	--
Loans held for sale	(1,021)	(4,608)
Real estate owned	(44)	79
Premises and equipment	4	--
Changes in certain assets and liabilities:
Accrued interest receivable	201	(241)
Other assets	(2,461)	202
Accrued interest payable	(93)	(914)
Accrued expenses and other liabilities	(1,448)	9,061

Net cash provided by operating activities	14,941	19,352

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(11,979)	(101,841)
Proceeds from sale of investment securities, available for sale	13,842	--
Proceeds from maturities of investment securities, available for sale	3,900	2,000
Proceeds from principal repayments of investment
and mortgage-backed securities available for sale and held to maturity	2,818	21,027
Increase in loans receivable	(55,842)	(246,575)
Purchase of Federal Home Loan Bank stock	--	(14,009)
Additions to premises and equipment	(3,248)	(2,649)
Proceeds from sale of real estate owned	1,304	2,742

Net cash used in investing activities	(49,205)	(339,305)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Six Months Ended June 30, 2004 and June 30, 2003
(Unaudited)

	June 30,
(Dollars in thousands)	2004	2003
Cash flows from financing activities:
Net increase in deposits	$107,311	$18,729
Net advances (repayment) on Federal Home Loan Bank line of credit
and short-term advances and other borrowings	(56,855)	119,406
Proceeds from Federal Home Loan Bank long-term advances and other borrowings	--	195,000
Repayments of Federal Home Loan Bank long-term advances and other borrowings	(17)	(20,017)
Proceeds from junior subordinated debentures	30,928	--
Net increase (decrease) in advances from borrowers for taxes,
insurance and other escrow funds	(932)	3,272
Repurchase of common stock	(44,687)	--
Dividends paid on common stock	(1,769)	--
Purchase of common stock for Management Recognition and Retention Plan	--	(1,454)

Net cash provided by financing activities	33,979	314,936

Net decrease in cash and cash equivalents	(285)	(5,017)
Cash and cash equivalents at beginning of period	34,901	33,037

Cash and cash equivalents at end of period	$34,616	$28,020

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$21,277	$21,597
Income taxes, net of refunds	$6,640	$7,491

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$1,675	$946

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

TierOne Corporation (the “Company”) is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation is the holding company for TierOne Bank (the “Bank”). At June 30, 2004, TierOne Bank operated from 57 banking offices located in Nebraska, Iowa and Kansas, three loan production offices located in Colorado and one loan production office located in Minnesota.

Note 2 — Basis of Consolidation

The consolidated financial statements include the accounts of the Bank and its wholly owned subsidiary, TMS Corporation of the Americas (“TMS”). TMS is the holding company of TierOne Investments and Insurance, Inc., a wholly owned subsidiary that administers the sale of insurance and securities products, and TierOne Reinsurance Company, a wholly owned subsidiary that reinsures credit life and disability insurance policies.

The accompanying interim consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and June 30, 2003 have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire calendar year 2004.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 — Earnings Per Share

Basic and diluted earnings per share (“EPS”) data are based on the weighted average number of common shares outstanding during each reporting period. Employee Stock Ownership Plan (“ESOP”) and 2003 Management Recognition and Retention Plan (“MRRP”) shares not committed to be released are not considered to be outstanding for purposes of EPS calculations. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS is further adjusted for potential common shares that were dilutive and outstanding during the reporting periods. The Company’s potentially dilutive common shares at June 30, 2004 represent shares issuable under its 2003 Stock Option Plan and MRRP computed using the treasury stock method. All stock options awarded are assumed to be 100% vested for purposes of the EPS computations.

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$5,575	$5,575	$11,635	$11,635

Weighted average number of common shares
outstanding used in basic earnings per share
calculation (in 000's)	16,998	16,998	17,396	17,396

Common share equivalents - 2003 Stock Option Plan
and 2003 Management Recognition and Retentiion Plan
shares (in 000's)		285		337

Weighted average number of common shares
outstanding used in diluted earnings per share
calculation (in 000's)		17,283		17,733

Earnings per share	$0.33	$0.32	$0.67	$0.66

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 — Investment and Mortgage-Backed Securities

Investment and mortgage-backed securities at June 30, 2004 and December 31, 2003 are summarized in the following table:

	June 30, 2004
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$135	$--	$--	$135

Available for sale:
Mortgage-backed securities	12,686	144	26	12,804
U.S. Government agency obligations	20,958	2	131	20,829
Corporate securities	10,894	78	55	10,917
Asset Management Fund - ARM Fund	6,000	--	68	5,932

Total investment and mortgage-backed
securities, available for sale	$50,538	$224	$280	$50,482

	December 31, 2003
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$142	$--	$--	$142

Available for sale:
Mortgage-backed securities	15,542	201	31	15,712
U.S. Government agency obligations	12,877	13	4	12,886
Corporate securities	24,496	406	242	24,660
Asset Management Fund - ARM Fund	6,000	--	31	5,969

Total investment and mortgage-backed
securities, available for sale	$58,915	$620	$308	$59,227

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 — Loan Portfolio Composition

The following table shows the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$472,072	20.47%	$559,134	25.20%
Second mortgage residential	267,811	11.61	258,121	11.63
Multi-family residential	102,677	4.45	99,078	4.47
Commercial real estate and land	453,102	19.64	449,152	20.25
Residential construction	306,621	13.29	245,782	11.08
Commercial construction	193,853	8.40	154,247	6.95

Total real estate loans	1,796,136	77.86	1,765,514	79.58

Business loans	79,199	3.44	64,522	2.91

Warehouse mortgage lines of credit	111,219	4.82	78,759	3.55

Consumer loans:
Home equity	37,122	1.61	33,874	1.53
Home equity line of credit	128,591	5.57	117,899	5.31
Home improvement	70,344	3.05	74,915	3.38
Automobile	66,514	2.88	67,351	3.04
Other	17,637	0.77	15,621	0.70

Total consumer loans	320,208	13.88	309,660	13.96

Total loans	2,306,762	100.00%	2,218,455	100.00%

Unamortized premiums, discounts and
deferred loan fees	8,102		10,790
Undisbursed portion of construction and
land development loans in process	(226,018)		(193,063)

Net loans	2,088,846		2,036,182
Allowance for loan losses	(20,886)		(19,586)

Net loans after allowance for loan losses	$2,067,960		$2,016,596

(1) Includes loans held for sale	$10,864		$7,083

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 — Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses during the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Allowance for loan losses, beginning of period	$20,086	$17,984	$19,586	$17,108
Provision for loan losses	1,105	515	2,039	1,687
Charge-offs	(409)	(209)	(916)	(554)
Recoveries on loans previously charged-off	104	36	177	85

Allowance for loan losses, end of period	$20,886	$18,326	$20,886	$18,326

Allowance for loan losses as a
percentage of net loans	1.00%	0.90%	1.00%	0.90%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 — Nonperforming Assets

The following table sets forth information with respect to nonperforming assets and troubled debt restructurings at the dates indicated. It is the Bank’s policy to cease accruing interest on loans 90 days or more past due and to charge off accrued interest. Total impaired loans amounted to approximately $1.1 million and $864,000 at June 30, 2004 and December 31, 2003, respectively. There was an allowance for loan loss of $0 and $50,000 specifically allocated to impaired loans at June 30, 2004 and December 31, 2003, respectively.

(Dollars in thousands)	June 30, 2004	December 31, 2003
Non-accruing loans:
One-to-four family residential	$838	$1,461
Second mortgage residential	590	224
Multi-family residential	--	--
Commercial real estate and land	--	--
Residential construction	1,207	1,012
Commercial construction	--	--
Business	--	219
Warehouse mortgage lines of credit	--	--
Consumer	909	700

Total non-accruing loans	3,544	3,616
Real estate owned, net (1)	1,093	678

Total nonperforming assets	4,637	4,294
Troubled debt restructurings	1,059	468

Total nonperforming assets and troubled debt restructurings	$5,696	$4,762

Total nonperforming loans as a percent of net loans	0.17%	0.18%

Total nonperforming assets as a percent of total assets	0.21%	0.19%

Total nonperforming assets and troubled debt restructurings
as a percent of total assets	0.25%	0.22%

Allowance for loan losses as a percent of net loans	1.00%	0.96%

Allowance for loan losses as a percent of nonperforming loans	589.33%	541.65%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 — Mortgage Servicing Rights

Mortgage servicing rights are included in the consolidated balance sheets under the caption “Other Assets.” The activity of mortgage servicing rights during the periods presented is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$8,691	$6,173	$8,705	$6,290
Mortgage servicing rights capitalized	1,183	2,109	1,795	3,828
Amortization expense	(925)	(1,663)	(1,551)	(2,909)
Valuation adjustment	1,168	(1,366)	1,168	(1,956)

Balance at end of period	$10,117	$5,253	$10,117	$5,253

The activity of the valuation allowance on mortgage servicing rights is summarized in the following table for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$1,668	$2,910	$1,668	$2,320
Changes in mortgage servicing valuation reserve	(1,168)	1,366	(1,168)	1,956

Balance at end of period	$500	$4,276	$500	$4,276

The following table compares the key assumptions used in measuring the fair values of mortgage servicing rights at June 30, 2004 and December 31, 2003:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Serviced loan portfolio balance	$1,009,659	$956,744
Fair value	$11,350	$9,173
Prepayment speed	5.46% - 63.96%	7.56% - 76.44%
Weighted average prepayment speed	13.56%	23.08%
Fair value with 10% adverse change	$10,856	$8,673
Fair value with 20% adverse change	$10,372	$8,218
Discount rate	10.00% - 15.50%	9.00% - 15.00%
Weighted average discount rate	11.58%	10.74%
Fair value with 10% adverse change	$10,925	$8,863
Fair value with 20% adverse change	$10,510	$8,575

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 – Stock-Based Benefit Plans

The Company has in effect the MRRP, which is a stock-based incentive plan. The following table summarizes shares of the Company’s common stock which were subject to award and were granted in April 2003 pursuant to the MRRP:

June 30, 2004
Common shares authorized to be awarded by the Management Recognition
and Retention Plan	903,003
Common shares awarded by Management Recognition and Retention Plan	(764,850)
Common shares forfeited	--

Shares available for award at June 30, 2004	138,153

The shares awarded under the MRRP vest at the rate of 20% per year. As a result, expense for MRRP awards is being recorded over a 60-month period from the date of grant and is based on the market value of the Company’s stock as of the date the awards were made. The remaining unamortized cost of the MRRP shares awarded to date is reflected as a reduction in shareholders’ equity. Expense under the MRRP for the three and six months ended June 30, 2004 was $682,000 and $1.4 million, respectively, compared to $500,000 for the three and six month periods ended June 30, 2003.

The Company established the 2003 Stock Option Plan (“SOP”) under which 2,257,508 shares of Company common stock are reserved for issuance pursuant to the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest at the rate of 20% per year. The exercise price of the options is equal to the fair market value of the common stock on the grant date. At June 30, 2004, 1,852,750 stock options had been granted at an exercise price of $17.83. There were no stock options exercised or forfeited during the three and six months ended June 30, 2004.

At June 30, 2004, 20% of the options granted were exercisable, the weighted-average remaining contractual life of outstanding options was 8.82 years, and there were 404,758 shares remaining available for future grants under the terms of the SOP.

The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the provisions of APB No. 25, since the exercise price of the Company’s employees’ stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the MRRP is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant. See Note 13 for a discussion of a proposed new statement issued by the Financial Accounting Standards Board (“FASB”) which would result in a change in the accounting for equity-based compensation.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Pursuant to FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), pro forma net income and pro forma EPS are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income (as reported)	$5,575	$6,135	$11,635	$11,830
Add: stock-based employee compensation
expense included in reported net income,
net of related tax effects	443	325	887	325
Deduct: total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(715)	(524)	(1,430)	(524)

Pro forma net income	$5,303	$5,936	$11,092	$11,631

Basic earnings per share (as reported)	$0.33	$0.29	$0.67	$0.57
Pro forma basic earnings per share	0.31	0.28	0.64	0.56
Diluted earnings per share (as reported)	0.32	0.29	0.66	0.57
Pro forma diluted earnings per share	0.31	0.28	0.63	0.56

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

Note 10 – Defined Benefit Pension Plan

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – Deposits

The following table shows the composition of the Bank’s deposits by type at the dates indicated:

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount

Transaction accounts:
Noninterest-bearing checking	--%	$52,105	--%	$45,308
Savings	0.31	21,491	0.32	19,627
Interest-bearing checking	0.77	294,565	0.78	295,122
Money market	0.93	254,848	0.98	270,942

Total transaction accounts	0.76	623,009	0.80	630,999

Time deposits:
1.00% to 2.99%		446,297		360,248
3.00% to 4.99%		232,840		197,224
5.00% to 6.99%		21,928		28,292

Total time deposits	2.83	701,065	2.83	585,764

Total deposits	1.85%	$1,324,074	1.78%	$1,216,763

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Federal Home Loan Bank Advances and Other Borrowings

At June 30, 2004 and December 31, 2003, the Company was indebted on notes as shown in the following table:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Permanent fixed-rate notes payable to
the Federal Home Loan Bank	$75,332	$125,349
Convertible fixed-rate notes payable to
the Federal Home Loan Bank	435,000	435,000
Line of credit with the
Federal Home Loan Bank	61,900	71,400
Adjustable-rate note payable to the
Federal Home Loan Bank	10,000	10,000
Retail repurchase agreements	6,592	3,947
Junior subordinated debentures	30,928	--

Total Federal Home Loan Bank
advances and other borrowings	$619,752	$645,696

The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the Federal Home Loan Bank (“FHLB”), with call dates ranging from August 2004 to January 2008. The line of credit with the FHLB expires in November 2004.

On April 26, 2004, the Company formed a trust (“TierOne Capital Trust I”) which issued capital securities (“Trust Preferred Securities”) to investors. The proceeds from the sale of the Trust Preferred Securities were used to purchase junior subordinated debentures issued by the Company. The Company’s obligations under the junior subordinated debentures constitute a full and unconditional guarantee by the Company of TierOne Capital Trust’s obligations under the Trust Preferred Securities. In accordance with Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46R”), the trust is not consolidated and related amounts are treated as debt of the Company.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 13 — Recent Accounting Pronouncements

For discussion regarding accounting pronouncements, interpretations, exposure drafts and other formal accounting guidance and the impact on the Company, reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion identifies accounting guidance issued during 2004.

In March 2004, the FASB issued Staff Accounting Bulletin No. 105 (“SAB 105”), Loan Commitments Accounted for as Derivative Instruments. The requirements of SAB 105 require entities that enter into mortgage loan commitments to disclose their accounting policy for such commitments and include the methods and assumptions used to estimate the fair value of loan commitments in the financial statements. Additionally, any hedging strategy associated with mortgage loan commitments is required to be disclosed. The requirements of SAB 105 must be applied to mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. SAB 105 permits entities to continue using previously applied accounting policies to loan commitments entered into on or before March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated financial statements.

On March 31, 2004, the FASB published an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and No. 95 (the “Exposure Draft”). FASB is proposing, among other things, amendments to SFAS No. 123 and thus, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally would be measured at fair value at the grant date. The grant date fair value would be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments (unless observable market prices for the same or similar options are available). The cost would be recognized over the requisite service period (often the vesting period). The cost of employee services received in exchange for liabilities would be measured initially at the fair value (rather than the previously allowed intrinsic value under APB Opinion No. 25, Accounting for Stock Issued to Employees) of the liabilities and would be remeasured subsequently at each reporting date through settlement date.

The proposed changes in accounting would replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 which did not require companies to expense options. Under the terms of the Exposure Draft, the accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, would remain unchanged.

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

The FASB solicited comments on the Exposure Draft through June 30, 2004 and is expected to issue the final statement in the fourth quarter of 2004.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
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

The Company’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment securities portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Noninterest income, noninterest expense and provisions for loan losses also affect results of operations. Noninterest income consists primarily of fees and service charges related to deposit and lending activities and gains on loans held for sale. Noninterest expense consists of compensation and employee benefits, office occupancy and equipment, data processing, advertising and other operating expense. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company’s financial condition and results of operations.

On March 31, 2004, the Company announced that it had entered into a definitive agreement to acquire United Nebraska Financial Co. (“UNFC”), the holding company of United Nebraska Bank (“UNB”) headquartered in Grand Island, Nebraska. The reported assets of UNFC also include an investment in a national bank subsidiary in suburban Phoenix, Arizona, United Arizona Bank (“UAB”), which will be sold prior to the completion of the transaction. The Company will pay $97.3 million in cash, subject to a post-closing adjustment, to acquire UNFC. The purchase price represents approximately 1.9 times UNFC’s December 31, 2003 stated book value of $51.8 million. At December 31, 2003, UNB operated from 16 banking offices located in Broken Bow, Burwell, Callaway, Columbus, Grand Island, Holdrege, Lexington, North Platte, Omaha, O’Neill and Ord, Nebraska. At March 31, 2004, UNB had total assets of $506.3 million. The Company received regulatory approvals to acquire UNFC on July 26, 2004 with closing anticipated in the third quarter of 2004.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

As used in this report, unless the context otherwise requires, the terms “we,” “us,” or “our” refer to TierOne Corporation, a Wisconsin corporation, and our wholly owned subsidiary, TierOne Bank, a federally chartered stock savings bank.

Forward-Looking Statements

Statements contained in this quarterly report on Form 10-Q which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Factors which could result in material variations include, but are not limited to, changes in interest rates which could affect net interest margins and net interest income; competitive factors which could affect net interest income and noninterest income; changes in demand for loans, deposits and other financial services in the Company’s market area; unanticipated issues that could negatively impact the historic redeposit rate of maturing time deposits; changes in asset quality and general economic conditions; unanticipated issues associated with the execution of the Company’s strategic plan; unanticipated difficulties in realizing the growth opportunities and cost savings from the acquisition of UNFC, unanticipated issues related to the completion of the acquisition and the resultant integration of UNFC. and UNB; as well as other factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Company assumes no obligation, and disclaims any obligation, to update information contained in this quarterly report on Form 10-Q, including forward-looking statements, to reflect events or circumstances that occur after the date on which such statements were made.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Critical Accounting Policies

Allowance for Loan Losses

We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in:

•	Assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss);
•	Valuing the underlying collateral securing the loans;
•	Determining the appropriate reserve factor to be applied to specific risk levels for special mention loans and those adversely classified (substandard, doubtful and loss); and
•	Determining reserve factors to be applied to pass loans based upon loan type.

We establish provisions for loan losses, which are charges to our operating results, in order to maintain a level of total allowance for loan losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management reviews the loan portfolio no less frequently than quarterly in order to identify those inherent losses and to assess the overall collection probability of the loan portfolio. Management’s review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. The evaluation process includes, among other things:

•	An analysis of delinquency trends;
•	Nonperforming loan trends;
•	Levels of charge-offs and recoveries;
•	Prior loss experience;
•	Total loans outstanding;
•	Volume of loan originations;
•	Type, size, terms and geographic concentration of loans held by us;
•	Value of collateral securing loans;
•	Number of loans requiring heightened management oversight; and
•	General economic conditions.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specific loans identified by the credit review function that are evaluated individually for impairment and are considered to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by:

•	The fair value of the collateral if the loan is collateral dependent;
•	The present value of expected future cash flows; or
•	The loan’s observable market price.

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

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Our total assets were $2.3 billion at June 30, 2004, a $47.4 million, or 2.1%, increase from December 31, 2003, due primarily to an increase in net loans. Our available for sale investment securities amounted to $37.7 million at June 30, 2004, a $5.8 million, or 13.4%, decrease from December 31, 2003. The decrease in our available for sale investment securities was primarily due to the sale of four securities resulting in $13.8 million in proceeds (includes $312,000 in net gains on sales) and the maturity of a $3.9 million security partially offset by security purchases of $12.0 million during the six months ended June 30, 2004. Our mortgage-backed securities portfolio, all of which are recorded as available for sale, amounted to $12.8 million at June 30, 2004, a $2.9 million, or 18.5%, decrease from December 31, 2003. The decrease in our mortgage-backed securities portfolio was primarily the result of principal payments received in the amount of $2.8 million during the six months ended June 30, 2004.

Net loans, including loans held for sale, totaled $2.1 billion at June 30, 2004, a $52.7 million, or 2.6%, increase from December 31, 2003. At June 30, 2004 our one-to-four family residential loans, including loans held for sale, totaled $472.1 million, an $87.1 million, or 15.6%, decrease compared to December 31, 2003. The decrease in one-to-four family residential loans is primarily the result of a decline in new loan volume associated with loan purchasing and refinancing activity. During the six months ended June 30, 2004, we purchased $30.5 million of adjustable-rate first mortgage loans secured by one-to-four family residential properties located in geographically diverse markets across the United States in an effort to reinvest proceeds from loan prepayments. Second mortgage residential loans totaled $267.8 million at June 30, 2004, a $9.7 million, or 3.8%, increase from December 31, 2003. During the six months ended June 30, 2004, we purchased $72.1 million of fixed-rate second mortgage residential loans which were partially offset by principal payments and prepayments. Commercial real estate and land loans amounted to $453.1 million, a $4.0 million, or 0.9%, increase compared to $449.2 million at December 31, 2003. Our residential construction loans totaled $306.6 million, a $60.8 million, or 24.8%, increase compared to $245.8 million at December 31, 2003. During the six months ended June 30, 2004, we purchased $132.1 million of adjustable-rate residential construction loans which was partially offset by payoffs on completed construction. Commercial construction loans increased $39.6 million, or 25.7%, to $193.9 million compared to $154.2 million at December 31, 2003. The increase is primarily attributable to increased origination of commercial construction loans in our primary lending market area (Nebraska, Iowa, Kansas and Colorado).Warehouse mortgage lines of credit amounted to $111.2 million, a $32.5 million, or 41.2%, increase at June 30, 2004 compared to $78.8 million at December 31, 2003. The increase in our warehouse mortgage lines of credit was attributable to an increased level of mortgage refinancing and additional broker relationships established during 2004. Our consumer loan portfolio totaled $320.2 million at June 30, 2004, a $10.5 million, or 3.4%, increase compared to $309.7 million at December 31, 2003.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Our total liabilities were $2.0 billion at June 30, 2004, a $78.9 million, or 4.1%, increase compared to $1.9 billion at December 31, 2003. Our total deposits increased by $107.3 million, or 8.8%, to $1.3 billion at June 30, 2004 compared to $1.2 billion at December 31, 2003. Time deposits increased $115.3 million, or 19.7%, to $701.1 million at June 30, 2004 compared to $585.8 million at December 31, 2003. The increase in time deposits was attributable to special marketing promotions offering terms of 14- and 19-months. Included in our time deposits at June 30, 2004 are $65.5 million of brokered time deposits. We utilized brokered time deposits as an alternative source of funds for loan origination and purchase activity. Our interest-bearing checking accounts totaled $294.6 million, a $557,000, or 0.2%, decrease compared to $295.1 million at December 31, 2003. Noninterest-bearing checking accounts increased $6.8 million, or 15.0%, to $52.1 million at June 30, 2004 compared to $45.3 million at December 31, 2003. Our money market accounts totaled $254.8 million, a $16.1 million, or 5.9%, decrease compared to December 31, 2003. We utilized our increased deposits to fund loan origination and purchase activities and to repay FHLB advances. Our FHLB advances and other borrowings amounted to $619.8 million at June 30, 2004, a $25.9 million, or 4.0%, decrease from December 31, 2003. We completed the issuance of $30.0 million of trust preferred securities at a variable interest rate indexed to the three-month LIBOR rate. The securities, which are callable at par in June 2009 and mature in June 2034, were issued to provide funding for common stock repurchases and other general corporate purposes.

At June 30, 2004, shareholders’equity totaled $263.6 million, a decrease of $31.5 million, or 10.7%, from December 31, 2003. The decrease in shareholders’ equity primarily reflects the purchase of 2,031,757 shares of common stock at a cost of $44.7 million and $1.8 million in dividends paid to the Company’s shareholders partially offset by net income of $11.6 million for the six months ended June 30, 2004, $1.7 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”) and $1.4 million related to the amortization of awards under the Management Recognition and Retention Plan (“MRRP”). The Company paid a cash dividend of $0.05 per common share payable on both March 31, 2004 and June 30, 2004 to shareholders of record on March 15, 2004 and June 15, 2004. For further discussion regarding the Company’s common stock repurchases, see Part II, Item 2 “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities”.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2004 and June 30, 2003

General. Net income for the three months ended June 30, 2004 was $5.6 million, or $0.32 per diluted share ($0.33 per basic share) , compared to net income of $6.1 million, or $0.29 per diluted and basic share, for the three months ended June 30, 2003. Net income for the six months ended June 30, 2004 was $11.6 million , or $0.66 per diluted share ($0.67 per basic share) compared to net income of $11.8 million, or $0.57 per diluted and basic share, for the six months ended June 30, 2003. While net income for the three and six months ended June 30, 2004 declined when compared to the same periods in 2003, earnings per share for the comparative periods increased due to the Company’s fulfillment of its first two common stock repurchase programs.

The average interest rate spread declined to 2.84% and 2.92% for the three and six months ended June 30, 2004 compared to 3.11% and 3.16% for the three and six months ended June 30, 2003. Net interest margin declined to 3.15% and 3.25% for the three and six months ended June 30, 2004 compared to 3.57% and 3.65% for the three and six months ended June 30, 2003. The decline in the average interest rate spread and net interest margin for the three and six months ended June 30, 2004 reflected the continued compression on net interest income of historically low interest rates, which have resulted in continued high levels of prepayments on higher yielding loans. The average yield on loans receivable declined to 5.19% and 5.28% for the three and six months ended June 30, 2004 compared to 5.90% and 6.00% for the three and six months ended June 30, 2003. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 116.04% and 116.63% for the three and six months ended June 30, 2004 compared to 122.41% and 123.12% for the three and six months ended June 30, 2003. These decreases during the three and six months ended June 30, 2004 and June 30, 2003 were the result of $70.4 million and $61.5 million, respectively, decline in the average balance of net interest earnings assets resulting primarily from the Company’s stock repurchase program.

Interest Income. Our total interest income for the three months ended June 30, 2004 was $28.0 million, a $511,000, or 1.8%, decrease compared to $28.5 million for the three months ended June 30, 2003. For the six months ended June 30, 2004 our interest income totaled $56.1 million, a $345,000, or 0.6%, decrease compared to $56.4 million for the six months ended June 30, 2003. The average balance of loans receivable during the three months ended June 30, 2004 was $2.1 billion compared to $1.9 billion for the three months ended June 30, 2003. The weighted average yield earned on the loan portfolio was 5.19% and 5.90% for the three months ended June 30, 2004 and June 30, 2003, respectively. The average balance of loans receivable for the six months ended June 30, 2004 was $2.1 billion compared to $1.8 billion for the six months ended June 30, 2003. The weighted average yield earned on the loan portfolio was 5.28% and 6.00% for the six months ended June 30, 2004 and June 30, 2003, respectively. The declines in the yields on loans receivable during the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was the result of a high level of repayment and refinancing activity that occurred throughout 2003 and 2004 due to a historically low interest rate environment.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Expense. Our total interest expense for the three months ended June 30, 2004 was $10.8 million, a $446,000, or 4.3%, increase compared to $10.4 million for the three months ended June 30, 2003. The average balance of our interest-bearing deposits increased $151.5 million, or 13.8%, to $1.3 billion for the three months ended June 30, 2004 compared to $1.1 billion for the three months ended June 30, 2003. Additionally, the average rate paid on interest-bearing deposits declined to 1.88% for the three months ended June 30, 2004 compared to 2.13% for the three months ended June 30, 2003, a decrease of 25 basis points or 11.7%. Interest expense on FHLB advances and other borrowings increased $435,000 to $5.0 million for the three months ended June 30, 2004 compared to $4.5 million during the three months ended June 30, 2003. The average balance of our FHLB advances and other borrowings was $620.8 million for the three months ended June 30, 2004, a $67.1 million, or 12.1%, increase compared to $553.7 million for the three months ended June 30, 2003. Additionally, the average rate paid on FHLB advances and other borrowings was 3.20% for the three months ended June 30, 2004 compared to 3.27% for the three months ended June 30, 2003, a seven basis point decline.

Total interest expense for the six months ended June 30, 2004 was $21.2 million, a $501,000, or 2.4%, increase compared to $20.7 million for the six months ended June 30, 2003. The average balance of our interest-bearing deposits increased $134.8 million, or 12.3%, to $1.2 billion for the six months ended June 30, 2004 compared to $1.1 billion for the six months ended June 30, 2003. The average rate paid on interest-bearing deposits declined to 1.87% for the six months ended June 30, 2004 compared to 2.20% for the six months ended June 30, 2003, a decrease of 33 basis points or 15.0%. Interest expense on FHLB advances and other borrowings totaled $9.7 million, an increase of $1.1 million, or 12.3%, compared to $8.6 million for the six months ended June 30, 2003. The average balance of our FHLB advances and other borrowings was $608.5 million for the six months ended June 30, 2004, a $116.9 million, or 23.8%, increase compared to $491.6 million for the six months ended June 30, 2003. The average rate paid on FHLB advances and other borrowings declined to 3.17% for the six months ended June 30, 2004 compared to 3.50% for the six months ended June 30, 2003, a decrease of 33 basis points or 9.4%.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
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

	Three Months Ended June 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

Interest-earning assets:
Federal funds sold	$--	$--	--%	$--	$--	--%
Investment securities (1)	75,069	789	4.20	73,807	674	3.65
Mortgage-backed securities (1)	13,658	114	3.34	97,572	441	1.81
Loans receivable (2)	2,085,375	27,074	5.19	1,854,530	27,373	5.90

Total interest-earning assets	2,174,102	27,977	5.15%	2,025,909	28,488	5.62%
Noninterest-earning assets	90,821			83,701

Total assets	$2,264,923			$2,109,610

Interest-bearing liabilities:
Interest-bearing checking accounts	$300,257	$578	0.77%	$295,709	$654	0.88%
Savings accounts	21,314	16	0.30	18,523	27	0.58
Money market accounts	259,258	596	0.92	276,280	927	1.34
Time deposits	671,891	4,687	2.79	510,749	4,258	3.33

Total interest-bearing deposits	1,252,720	5,877	1.88	1,101,261	5,866	2.13

Federal Home Loan Bank
advances and other borrowings	620,849	4,965	3.20	553,722	4,530	3.27

Total interest-bearing liabilities	1,873,569	10,842	2.31%	1,654,983	10,396	2.51%
Noninterest-bearing accounts	53,162			44,643
Other liabilities	56,950			61,283

Total liabilities	1,983,681			1,760,909
Shareholders' equity	281,242			348,701

Total liabilities and shareholders' equity	$2,264,923			$2,109,610

Net interest-earning assets	$300,533			$370,926
Net interest income; average
interest rate spread		$17,135	2.84%		$18,092	3.11%
Net interest margin (3)			3.15%			3.57%
Average interest-earning assets to average
interest-bearing liabilities			116.04%			122.41%

(1)	Includes securities available for sale and held to maturity. Investment securities also include Federal Home Loan Bank stock.
(2)	Includes nonaccrual loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.
(3)	Equals net interest income (annualized) divided by average interest-earning assets.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

	Six Months Ended June 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

Interest-earning assets:
Federal funds sold	$--	$--	--%	$16,289	$99	1.21%
Investment securities (1)	77,744	1,585	4.08	66,075	1,218	3.69
Mortgage-backed securities (1)	14,379	245	3.41	68,179	929	2.73
Loans receivable (2)	2,055,664	54,237	5.28	1,807,014	54,166	6.00

Total interest-earning assets	2,147,787	56,067	5.22%	1,957,557	56,412	5.76%
Noninterest-earning assets	89,904			84,152

Total assets	$2,237,691			$2,041,709

Interest-bearing liabilities:
Interest-bearing checking accounts	$298,205	$1,152	0.77%	$296,247	$1,488	1.00%
Savings accounts	20,864	33	0.32	17,659	57	0.65
Money market accounts	264,056	1,247	0.94	273,178	1,894	1.39
Time deposits	649,988	9,100	2.80	511,217	8,650	3.38

Total interest-bearing deposits	1,233,113	11,532	1.87	1,098,301	12,089	2.20

Federal Home Loan Bank
advances and other borrowings	608,492	9,652	3.17	491,615	8,594	3.50

Total interest-bearing liabilities	1,841,605	21,184	2.30%	1,589,916	20,683	2.60%
Noninterest-bearing accounts	50,324			42,150
Other liabilities	56,596			63,933

Total liabilities	1,948,525			1,695,999
Shareholders' equity	289,166			345,710

Total liabilities and shareholders' equity	$2,237,691			$2,041,709

Net interest-earning assets	$306,182			$367,641
Net interest income; average
interest rate spread		$34,883	2.92%		$35,729	3.16%
Net interest margin (3)			3.25%			3.65%
Average interest-earning assets to average
interest-bearing liabilities			116.63%			123.12%

(1)	Includes securities available for sale and held to maturity. Investment securities also include Federal Home Loan Bank stock.
(2)	Includes nonaccrual loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.
(3)	Equals net interest income (annualized) divided by average interest-earning assets.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
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

	Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003			Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

Interest income:
Federal funds sold	$--	$--	$--	$(50)	$(49)	$(99)
Investment securities	103	12	115	138	229	367
Mortgage-backed securities	214	(541)	(327)	188	(872)	(684)
Loans receivable (1)	(3,495)	3,196	(299)	(6,917)	6,988	71

Total interest income	(3,178)	2,667	(511)	(6,641)	6,296	(345)

Interest expense:
Interest-bearing checking accounts	(85)	9	(76)	(346)	10	(336)
Savings accounts	(15)	4	(11)	(33)	9	(24)
Money market accounts	(277)	(54)	(331)	(587)	(60)	(647)
Time deposits	(766)	1,195	429	(1,643)	2,093	450

Total deposits	(1,143)	1,154	11	(2,609)	2,052	(557)
Federal Home Loan Bank advances
and other borrowings	(100)	535	435	(861)	1,919	1,058

Total interest expense	(1,243)	1,689	446	(3,470)	3,971	501

Net change in net interest income	$(1,935)	$978	$(957)	$(3,171)	$2,325	$(846)

(1)	Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Loan Losses. We made a provision for loan losses of $1.1 million for the three months ended June 30, 2004 compared to $515,000 for the three months ended June 30, 2003, an increase of $590,000, or 114.6%. For the six month period ended June 30, 2004, our provision for loan losses was $2.0 million, an increase of $352,000, or 20.9%, compared to $1.7 million for the six months ended June 30, 2003. Our portfolio of commercial real estate and land, construction (residential and commercial), business and consumer loans totaled $1.4 billion at June 30, 2004, an increase of $261.1 million, or 23.9%, compared to $1.1 billion at June 30, 2003. These loans are deemed to have higher levels of known and inherent losses than one-to-four family residential loans due to, among other things, the nature of the collateral and the dependency on economic conditions for successful completion or operation of the project. As such, we have made provisions in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at the relevant date. At June 30, 2004, our total nonperforming loans amounted to $3.5 million, or 0.17% of net loans, compared to $3.6 million, or 0.18% of net loans, at December 31, 2003. Our total nonperforming assets totaled $4.6 million, or 0.21%, of total assets, compared to $4.3 million, or 0.19%, of total assets at December 31, 2003. There were no material changes in non-accruing loans or real estate owned during the three and six month periods ended June 30, 2004. During the three and six months ended June 30, 2004, we charged-off, net of recoveries, $305,000 and $739,000, respectively, primarily related to automobile and other consumer-related loans compared to $173,000 and $469,000 for the three and six months ended June 30, 2003, respectively. At June 30, 2004, December 31, 2003 and June 30, 2003, our allowance for loan losses amounted to 1.00%, 0.96% and 0.90%, respectively, of net loans.

Noninterest Income. Our noninterest income increased by $2.4 million, or 61.7%, to $6.3 million for the three months ended June 30, 2004 compared to $3.9 million for the three months ended June 30, 2003. The increase during the three month period ended June 30, 2004 compared to the same period in 2003 was primarily the result of a reduction in the valuation allowance of our mortgage servicing rights (“MSR”) portfolio of $1.2 million. In the same three month period ended June 30, 2003, our MSR valuation allowance increased $1.4 million. Additionally, the increase for the three month period ended June 30, 2004 was impacted by a $739,000 decline in MSR amortization expense and an $810,000 increase in deposit account fees partially offset by a $1.9 million decline in gains on loans held for sale. The decrease in MSR amortization expense was attributable to a stabilized interest rate environment and decreased loan prepayment and refinancing activity when compared to the same period in 2003. Amortization expense and valuation allowance adjustments related to MSR are recorded as adjustments to fee and service charge income.

For the six months ended June 30, 2004, noninterest income totaled $11.7 million, a $4.2 million, or 56.0%, increase compared to $7.5 million for the six months ended June 30, 2003. The increase during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was related to a $1.2 million reduction in our MSR valuation allowance. In the six month period ended June 30, 2003, our MSR valuation allowance increased $2.0 million. The increase in noninterest income during the six month period ended June 30, 2004 was further impacted by a $1.6 million increase in deposit account fees, a $1.5 million gain associated with the merger of the Bank’s defined benefit pension plan with an unrelated third party plan and a $1.4 million decline in MSR amortization expense partially offset by a $3.6 million reduction in gains on loans held for sale.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Noninterest Expense. Our noninterest expense increased by $1.7 million, or 14.1%, to $13.4 million for the three months ended June 30, 2004 compared to $11.7 million for the three months ended June 30, 2003. The increase during the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003 resulted primarily from a $413,000 increase in compensation expense related to staff additions and annual salary increases, a $254,000 increase in expenses related to consulting services and $244,000 in compensation expense relating to the Company’s MRRP and ESOP.

Noninterest expense for the six months ended June 30, 2004 increased $3.2 million, or 13.9%, to $26.0 million compared to $22.8 million for the six months ended June 30, 2003. The increase during the six months ended June 30, 2004 compared to the same period in 2003 resulted primarily from a $1.0 million increase in compensation expense related to staff additions and annual salary increases, $1.2 million in compensation expense relating to the Company’s MRRP and ESOP and a $248,000 increase in expenses related to consulting services.

Income Tax Expense. Our income tax expense decreased by $245,000 to $3.3 million for the three months ended June 30, 2004 compared to $3.6 million for the same period in 2003 due to a decline in income offset in part by an increase in our effective income tax rate. The effective income tax rate for the three months ended June 30, 2004 was 37.5% compared to 36.9% for the three months ended June 30, 2003.

Income tax expense for the six month period ended June 30, 2004 was $6.9 million, a $48,000, or 0.7%, increase compared to the same period in 2003. The effective income tax rate for the six months ended June 30, 2004 was 37.4% compared to 36.8% for the six months ended June 30, 2003. The increase in the effective tax rate for the three and six months ended June 30, 2004 compared to the same periods in 2003 was primarily attributable to the partially non-deductible nature of certain expenses related to the Company’s ESOP and an increase in state income tax expense.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Liquidity

Our primary sources of funds are deposits, amortization of loans, loan prepayments and maturity of loans, mortgage-backed securities and other investments and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by interest rates, economic conditions and competition. Additionally, we utilize outside borrowings, primarily from the FHLB and brokered time deposits, as additional funding sources.

We use our liquidity to fund existing and future loan commitments, maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2004, we had time deposits maturing within the next 12 months totaling $399.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments, we have additional borrowing capacity available to fund our asset growth. We have increased our utilization of borrowings as a cost efficient complement to deposits as a source of funds. The average balance of our FHLB advances and other borrowings was $620.8 million and $553.7 million for the three months ended June 30, 2004 and June 30, 2003, respectively. The average balance of our FHLB advances and other borrowings was $608.5 million and $491.6 million for the six months ended June 30, 2004 and June 30, 2003, respectively. To date, substantially all of our borrowings have consisted of advances from the FHLB. Pursuant to blanket collateral agreements with the FHLB, the Bank pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction and commercial construction loans as collateral for such advances. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

On April 26, 2004, we completed the issuance of $30.0 million of trust preferred securities at a variable interest rate indexed to the three-month LIBOR rate. The securities, which are callable at par in June 2009 and mature in June 2034, were issued to provide funding for common stock repurchases and other general corporate purposes.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

We use our liquidity to fund existing and future loan commitments, maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2004, we had the following contractual obligations and lending commitments:

		Due In
(Dollars in thousands)	Total at June 30, 2004	1 Year	1-3 Years	3-5 Years	After 5 Years

Contractual obligations:
Federal Home Loan Bank advances
and other borrowings	$619,752	$118,492	$60,000	$160,332	$280,928
Recourse obligations on assets	12,447	12,447	--	--	--
Purchase investment securities	1,035	1,035	--	--	--
Annual rental commitments under non-
cancellable operating leases	3,942	672	974	787	1,509

Total contractual obligations	$637,176	$132,646	$60,974	$161,119	$282,437

Lending commitments:
Commitments to originate loans	$96,434	$96,434	$--	$--	$--
Commitments to sell loans	(52,279)	(52,279)	--	--	--
Commitments to purchase loans	111,440	111,440
Undisbursed portion of construction and	--	--	--
land development loans in process	226,018	226,018
Standby letters of credit	528	528	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	517,254	517,254	--	--	--
Business loans	44,982	44,982	--	--	--
Consumer loans	109,692	109,692	--	--	--

Total lending commitments and unused
lines of credit	$1,054,069	$1,054,069	$--	$--	$--

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

We have not used any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At June 30, 2004, the maximum total dollar amount of such recourse was approximately $11.7 million. Based on historical experience, at June 30, 2004, we had established a liability of $686,000 with respect to this recourse obligation.

Regulatory Capital

At June 30, 2004, the Bank’s regulatory capital exceeded regulatory limits set by the Office of Thrift Supervision. The current regulatory requirements and the Bank’s actual levels at June 30, 2004 are set forth in the following table:

	Required Capital		Actual Capital		Excess Capital
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Tangible capital	$33,716	1.50%	$258,888	11.52%	$225,172	10.02%
Tier 1 (core) capital	89,911	4.00%	258,888	11.52%	168,977	7.52%
Total risk-based capital	159,358	8.00%	279,774	14.05%	120,416	6.05%

The Bank remains classified as a “well capitalized” financial institution under Federal regulatory guidelines.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Operating Ratios

Selected operating and other ratios (annualized where appropriate) at or for the three and six months ended June 30, 2004 and June 30, 2003 are presented in the following table:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2004	2003	2004	2003

Selected Operating Ratios:
Average yield on interest-earning assets	5.15%	5.62%	5.22%	5.76%
Average rate on interest-bearing liabilities	2.31	2.51	2.30	2.60
Average interest rate spread	2.84	3.11	2.92	3.16
Net interest margin	3.15	3.57	3.25	3.65
Average interest-earning assets to average
interest-bearing liabilities	116.04	122.41	116.63	123.12
Net interest income after provision for loan
losses to noninterest expense	119.61	149.69	126.33	149.08
Total noninterest expense to average assets	2.37	2.23	2.32	2.24
Efficiency ratio (1)	57.20	53.41	55.77	52.80
Return on average assets	0.98	1.16	1.04	1.16
Return on average equity	7.93	7.04	8.05	6.84
Average equity to average assets	12.42	16.53	12.92	16.93
Other Ratios:
Nonperforming loans as a percent of net loans	0.17	0.31	0.17	0.31
Nonperfoming assets as a percent of total assets	0.21	0.28	0.21	0.28
Allowance for loan losses as a percent of
nonperforming loans	589.33	286.88	589.33	286.88
Allowance for loan losses as a percent of net loans	1.00	0.90	1.00	0.90

(1)	Efficiency ratio is calculated as total noninterest expense divided by the sum of net interest income and total noninterest income.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our asset and liability management policies as well as the methods used to manage our exposure to the risk of loss from adverse changes in market prices and rates market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Our Risks” and “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There has been no material change in our market risk position since our prior disclosures.

Item 4 — Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this report was being prepared. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

There have been no changes with respect to legal proceedings during the three and six months ended June 30, 2004. Disclosures regarding legal proceedings are incorporated by reference to “Business of TierOne Bank – Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On January 28, 2004, the Company announced a stock repurchase plan providing for the repurchase of up to 2,031,757 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. This stock repurchase plan was completed during the three month period ended June 30, 2004. On July 27, 2004, the Company announced a stock repurchase plan providing for the repurchase of up to 1,828,581 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. Unless terminated earlier by the Board of Directors of the Company, the plan will expire when the Company has repurchased all shares authorized for repurchase under the plan.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

April 2004
Beginning Date - April 1, 2004
Ending Date - April 30, 2004	390,948	$22.07	2,648,455	1,640,809
May 2004
Beginning Date - May 1, 2004
Ending Date - May 31, 2004	1,640,809	21.97	4,289,264	--
June 2004
Beginning Date - June 1, 2004
Ending Date - June 30, 2004	--	--	4,289,264	--

Total Shares Purchased	2,031,757	$21.99	4,289,264	--

Recent Sale of Unregistered Securities

On April 26, 2004, the Company sold through a wholly owned statutory business trust (“Trust”) floating rate trust preferred securities (“Preferred Securities”) in an aggregate liquidation amount of $30.0 million in a private placement. The Preferred Securities have a variable dividend adjusted quarterly based on the London Interbank Offered Rate (“LIBOR”) plus 2.8%. The Company has guaranteed the Preferred Securities with respect to distributions and payments upon liquidation, redemption and otherwise to the extent provided in a Guarantee Agreement between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee. The Trust invested the proceeds from the sale of the Preferred Securities in an equivalent amount of floating rate junior subordinated debt securities due in 2034 (“Subordinated Debt Securities”) of the Company bearing an interest rate equal to the dividend rate on the Preferred Securities. The terms of the Subordinated Debt Securities are set forth in an Indenture between the Company and Wilmington Trust Company, as trustee. The Subordinated Debt Securities, which are the sole assets of the Trust, are subordinate and junior in right of payment to the Company’s present and future senior debt (as defined in the Indenture) and certain other financial obligations of the Company.

After the payment of the placement fee, the Company received approximately $29.8 million in net proceeds from these transactions. The Company used the net proceeds for the repurchase of common stock and general corporate purposes. The Company and the Trust issued these securities without registration under the Securities Act of 1933, as amended (“Securities Act”) in reliance upon the exemption from registration thereunder available under Section 4(2) of the Securities Act.

Item 3 — Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 — Submission of Matters to a Vote of Security Holders.

On May 4, 2004, TierOne Corporation held its second Annual Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Company’s Board of Directors. Shareholders of record as of February 27, 2004 received proxy materials and were considered eligible to vote for these proposals. Following is a brief summary of each proposal and the result of the vote.

Proposal	For	Withheld / Against	Abstain	Broker Non- Votes
1. To elect two directors for a three-year term and
until their successors are elected and qualified.
Ann Lindley Spence	16,774,410	700,524	N/A	N/A
Charles W. Hoskins	17,212,986	261,948	N/A	N/A
2. To ratify the appointment of KPMG LLP as the
independent auditors for the year ended
December 31, 2004.	17,062,795	329,664	82,475	N/A

The terms of office for the following directors continued after the Company’s Annual Meeting of Shareholders: James A. Laphen and Campbell R. McConnell, Ph.D. (terms expire in 2005) and Gilbert G. Lundstrom, Esq. and Joyce Person Pocras (terms expire in 2006).

Item 5 — Other Information.

There are no matters required to be reported under this item.

Item 6 — Exhibits and Reports on Form 8-K.

(a)	The exhibits filed or incorporated as part of this Form 10-Q are specified in the Exhibit Index.

(b)	The following reports on Form 8-K were filed by the Registrant during the three months ended June 30, 2004:

Date Filed	Date of Report	Item and Description
April 28, 2004	April 27, 2004	Items 7 and 12. The Company furnished under Item 12 a
press release reporting its earnings for the three months
ended March 31, 2004.
June 1, 2004	May 28, 2004	Items 7 and 9. The Company furnished under Item 9 a
press release announcing that the Company had
declared a cash dividend of $0.05 per common share to
shareholders of record on June 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIERONE CORPORATION
Date: August 3, 2004	By: /s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: August 3, 2004	By: /s/ Eugene B. Witkowicz
Eugene B. Witkowicz
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

No.	Exhibits
4.1	Declaration of Trust of TierOne Capital Trust I
4.2	Guarantee Agreement Between TierOne Corporation and TierOne Capital Trust I
4.3	Indenture Agreement Between TierOne Corporation and Wilmington Trust Company
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002