Form 10-Q
period 2004-09-30
TIERONE CORP
filed 2004-11-09
CIK 1170605

UNITED STATES
SECURITIES
AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At November 4, 2004, the registrant had 18,285,811 shares of common stock, $.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

		Page
Item 1 -	Financial Statements	3
Item 2 -	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	22
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4 -	Controls and Procedures	40

PART II - OTHER INFORMATION

TierOne Corporation and Subsidiaries
Consolidated Balance Sheets
September 30, 2004 (Unaudited) and December 31, 2003

(Dollars in thousands, except per share data)	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$62,896	$34,901
Investment securities:
Held to maturity, at cost which approximates fair value	131	142
Available for sale, at fair value	155,677	43,515
Mortgage-backed securities, available for sale, at fair value	40,219	15,712
Loans receivable:
Net loans (includes loans held for sale of $8,109 and $7,083 at
September 30, 2004 and December 31, 2003, respectively)	2,439,463	2,036,182
Allowance for loan losses	(25,602)	(19,586)

Net loans after allowance for loan losses	2,413,861	2,016,596

Federal Home Loan Bank stock	44,774	37,143
Premises and equipment, net	38,998	27,587
Accrued interest receivable	16,077	9,678
Goodwill	44,817	--
Other intangible assets, net	12,358	--
Other assets	25,154	22,594

Total assets	$2,854,962	$2,207,868

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$1,802,343	$1,216,763
Advances from Federal Home Loan Bank and other borrowings	729,185	645,696
Advance payments from borrowers for taxes, insurance and
other escrow funds	16,002	22,206
Accrued interest payable	5,749	5,259
Accrued expenses and other liabilities	31,791	22,855

Total liabilities	2,585,070	1,912,779

Shareholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,285,811 and 20,317,568 shares issued and outstanding at
September 30, 2004 and December 31, 2003, respectively	226	226
Additional paid-in capital	355,472	354,054
Retained earnings, substantially restricted	40,353	25,833
Treasury stock, at cost; 4,289,264 and 2,257,507 shares at
September 30, 2004 and December 31, 2003, respectively	(98,300)	(53,613)
Unallocated common stock held by Employee Stock
Ownership Plan	(15,050)	(16,179)
Unearned common stock held by Management
Recognition and Retention Plan	(12,936)	(14,982)
Accumulated other comprehensive income (loss), net	127	(250)

Total shareholders' equity	269,892	295,089

Commitments and contingent liabilities

Total liabilities and shareholders' equity	$2,854,962	$2,207,868

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Interest income:
Loans receivable	$29,741	$26,608	$83,978	$80,774
Investment securities	1,343	540	3,173	2,687
Other interest-earning assets	31	33	31	132

Total interest income	31,115	27,181	87,182	83,593

Interest expense:
Deposits	6,926	5,316	18,458	17,405
Advances from Federal Home Loan Bank and other borrowings	5,329	4,802	14,981	13,396

Total interest expense	12,255	10,118	33,439	30,801

Net interest income	18,860	17,063	53,743	52,792
Provision for loan losses	922	1,106	2,961	2,793

Net interest income after provision for loan losses	17,938	15,957	50,782	49,999

Noninterest income:
Fees and service charges	4,215	3,048	12,025	4,627
Income (loss) from real estate operations, net	32	(14)	(77)	(6)
Net gain (loss) on sales of:
Investment securities	--	--	312	--
Loans held for sale	407	2,618	1,428	7,226
Real estate owned	46	(1)	90	(80)
Gain on pension plan curtailment	--	--	1,456	--
Other operating income	592	860	1,794	2,266

Total noninterest income	5,292	6,511	17,028	14,033

Noninterest expense:
Salaries and employee benefits	8,924	7,340	24,596	20,755
Occupancy, net	1,711	1,495	4,728	4,254
Data processing	549	432	1,516	1,250
Advertising	785	957	2,426	2,585
Other operating expense	2,535	2,164	7,236	6,379

Total noninterest expense	14,504	12,388	40,502	35,223

Income before income taxes	8,726	10,080	27,308	28,809
Income tax expense	3,239	3,792	10,186	10,691

Net income	$5,487	$6,288	$17,122	$18,118

Net income per common share, basic	$0.34	$0.31	$1.01	$0.88

Net income per common share, diluted	$0.34	$0.30	$0.99	$0.87

Dividends declared per common share	$0.05	$--	$0.15	$--

Average common shares outstanding, basic (000's)	16,059	20,497	16,999	20,693

Average common shares outstanding, diluted (000's)	16,301	20,806	17,310	20,874

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Nine Months Ended September 30, 2004 and September 30, 2003
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders' Equity
Balance at December 31, 2002	$226	$355,741	$2,018	$--	$(17,684)	$--	$(405)	$339,896

Common stock earned by
employees in Employee
Stock Ownership Plan	--	1,010	--	--	1,129	--	--	2,139
Common stock purchased by the
Management Recognition and
Retention Plan	--	(3,198)	--	--	(16,846)	--	(20,044)
Amortization of awards under the
Management Recognition and
Retention Plan	--	--	--	--	--	1,182	--	1,182
Comprehensive income:
Net income	--	--	18,118	--	--	--	--	18,118
Change in unrealized loss on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	341	341

Total comprehensive income	--	--	18,118	--	--	--	341	18,459

Balance at September 30, 2003	$226	$353,553	$20,136	$--	$(16,555)	$(15,664)	$(64)	$341,632

Balance at December 31, 2003	$226	$354,054	$25,833	$(53,613)	$(16,179)	$(14,982)	$(250)	$295,089

Common stock earned by
employees in Employee
Stock Ownership Plan	--	1,335	--	--	1,129	--	--	2,464
Amortization of awards under
the Management Recognition
and Retention Plan	--	83	--	--	--	2,046	--	2,129
Repurchase of common
stock (2,031,757 shares)	(44,687)	(44,687)
Dividends paid ($0.15 per common share)	--	--	(2,602)	--	--	--	--	(2,602)
Comprehensive income:
Net income	--	--	17,122	--	--	--	--	17,122
Change in additional minimum
pension liability, net of tax	--	--	--	--	--	--	452	452
Change in unrealized gain on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	(75)	(75)

Total comprehensive income	--	--	17,122	--	--	--	377	17,499

Balance at September 30, 2004	$226	$355,472	$40,353	$(98,300)	$(15,050)	$(12,936)	$127	$269,892

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and September 30, 2003
(Unaudited)

	September 30,
(Dollars in thousands)	2004	2003
Reconciliation of net income to net cash provided by operating activities:
Net income	$17,122	$18,118
Adjustments to reconcile net income to net cash provided by
operating activities:
Net premium amortization of investment and mortgage-backed securities	270	2,234
Depreciation and amortization	2,127	1,876
Amortization of intangible assets	142	--
Amortization of premium on Federal Home Loan Bank advances	21	--
Employee Stock Ownership Plan expense	2,464	2,139
Management Recognition and Retention Plan expense	2,129	1,182
Amortization of premiums on net loans	6,373	4,582
Federal Home Loan Bank stock dividend	(1,003)	--
Deferred income tax benefit	(1,637)	(640)
Provision for loan losses	2,961	2,793
Proceeds from sales of loans held for sale	224,559	564,200
Originations and purchases of loans held for sale	(224,157)	(564,294)
Net (gain) loss on sales of:
Investment securities	(312)	--
Loans held for sale	(1,428)	(7,226)
Real estate owned	(89)	80
Premises and equipment	(4)	7
Changes in certain assets and liabilities:
Accrued interest receivable	(1,416)	164
Other assets	2,428	(180)
Accrued interest payable	(144)	(2,167)
Accrued expenses and other liabilities	(2,538)	(489)

Net cash provided by operating activities	27,868	22,379

Cash flows from investing activities:
Acquisition of United Nebraska Financial Co., net of cash acquired	(28,229)	--
Purchase of investment and mortgage-backed securities, available for sale	(11,979)	(108,486)
Proceeds from sale of investment and mortgage-backed securities, available for sale	13,842	53,775
Proceeds from maturities of investment securities, available for sale	4,590	22,000
Proceeds from principal repayments of investment
and mortgage-backed securities available for sale and held to maturity	5,078	38,917
Increase in loans receivable	(107,633)	(96,185)
Purchase of Federal Home Loan Bank stock	(7,106)	(15,359)
Sale of Federal Home Loan Bank stock	1,775	--
Additions to premises and equipment	(4,987)	(4,001)
Proceeds from sale of premises and equipment	--	3
Proceeds from sale of real estate owned	1,998	6,747

Net cash used in investing activities	(132,651)	(102,589)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Nine Months Ended September 30, 2004 and September 30, 2003
(Unaudited)

	September 30,
(Dollars in thousands)	2004	2003
Cash flows from financing activities:
Net increase in deposits	$155,481	$57,945
Net advances (repayment) on Federal Home Loan Bank line of credit
and short-term advances and other borrowings	25,185	(61,579)
Proceeds from Federal Home Loan Bank long-term advances and other borrowings	98,000	195,000
Repayments of Federal Home Loan Bank long-term advances and other borrowings	(123,038)	(30,017)
Proceeds from junior subordinated debentures	30,928	--
Net decrease in advances from borrowers for taxes,
insurance and other escrow funds	(6,489)	(7,529)
Repurchase of common stock	(44,687)	--
Dividends paid on common stock	(2,602)	--
Purchase of common stock for Management Recognition and Retention Plan	--	(20,044)

Net cash provided by financing activities	132,778	133,776

Net increase in cash and cash equivalents	27,995	53,566
Cash and cash equivalents at beginning of period	34,901	33,037

Cash and cash equivalents at end of period	$62,896	$86,603

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$33,583	$32,968
Income taxes, net of refunds	$9,149	$10,618

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$2,761	$5,383

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

TierOne Corporation (the “Company”) is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation is the holding company for TierOne Bank (the “Bank”). At September 30, 2004, TierOne Bank operated from 68 banking offices located in Nebraska, Iowa and Kansas and four loan production offices located in Colorado and Minnesota.

Note 2 — Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Bank and its wholly owned subsidiaries TMS Corporation of the Americas (“TMS”) and United Farm & Ranch Management, Inc. (“UFARM”). TMS is the holding company of TierOne Investments and Insurance, Inc., a wholly owned subsidiary that administers the sale of insurance and securities products, and TierOne Reinsurance Company, a wholly owned subsidiary that reinsures credit life and disability insurance policies. UFARM, which was acquired as part of the United Nebraska Financial Co. (“UNFC”) acquisition, provides farm and ranch real estate management services in the state of Nebraska and in the neighboring states of Iowa, South Dakota, Kansas, Colorado and Wyoming.

The accompanying interim consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and September 30, 2003 have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire calendar year 2004.

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, on August 27, 2004 when it completed the acquisition of UNFC. Pursuant to Statement 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 — Earnings Per Share

Basic and diluted earnings per share (“EPS”) data are based on the weighted average number of common shares outstanding during each reporting period. Employee Stock Ownership Plan (“ESOP”) and 2003 Management Recognition and Retention Plan (“MRRP”) shares not committed to be released are not considered to be outstanding for purposes of EPS calculations. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS is further adjusted for potential common shares that were dilutive and outstanding during the reporting periods. The Company’s potentially dilutive common shares at September 30, 2004 represent shares issuable under its 2003 Stock Option Plan and MRRP computed using the treasury stock method. All stock options awarded are assumed to be 100% vested for purposes of the EPS computations.

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$5,487	$5,487	$17,122	$17,122

Weighted average number of common shares outstanding used in basic earnings per share calculation (in 000's)	16,059	16,059	16,999	16,999

Common share equivalents - 2003 Stock Option Plan and 2003 Management Recognition and Retention Plan shares (in 000's)		242		311

Weighted average number of common shares outstanding used in diluted earnings per share calculation (in 000's)		16,301		17,310

Earnings per share	$0.34	$0.34	$1.01	$0.99

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 — Investment and Mortgage-Backed Securities

The following table shows the composition of our investment and mortgage-backed securities portfolio at the dates indicated:

	September 30, 2004
	Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$131	$--	$--	$131

Available for sale:
Mortgage-backed securities	40,187	197	165	40,219
U.S. Government securities and agency obligations	102,453	101	227	102,327
Corporate securities	14,225	308	3	14,530
Municipal obligations	28,936	105	13	29,028
Marketable equity securities	3,898	21	60	3,859
Asset Management Fund - ARM Fund	6,000	--	67	5,933

Total investment and mortgage-backed
securities, available for sale	$195,699	$732	$535	$195,896

	December 31, 2003
	Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$142	$--	$--	$142

Available for sale:
Mortgage-backed securities	15,542	201	31	15,712
U.S. Government agency obligations	12,877	13	4	12,886
Corporate securities	24,496	406	242	24,660
Asset Management Fund - ARM Fund	6,000	--	31	5,969

Total investment and mortgage-backed
securities, available for sale	$58,915	$620	$308	$59,227

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 — Loan Portfolio Composition

The following table shows the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$445,446	16.60%	$559,134	25.20%
Second mortgage residential	285,726	10.64	258,121	11.63
Multi-family residential	121,755	4.54	99,078	4.47
Commercial real estate and land	547,165	20.39	449,152	20.25
Residential construction	333,900	12.44	245,782	11.08
Commercial construction	215,574	8.03	154,247	6.95
Agriculture	65,803	2.45	--	--

Total real estate loans	2,015,369	75.09	1,765,514	79.58

Business loans	126,779	4.72	64,522	2.91

Agriculture - operating	68,559	2.56	--	--

Warehouse mortgage lines of credit	102,337	3.81	78,759	3.55

Consumer loans:
Home equity	55,722	2.08	33,874	1.53
Home equity line of credit	136,683	5.09	117,899	5.31
Home improvement	72,286	2.69	74,915	3.38
Automobile	80,389	3.00	67,351	3.04
Other	25,688	0.96	15,621	0.70

Total consumer loans	370,768	13.82	309,660	13.96

Total loans	2,683,812	100.00%	2,218,455	100.00%

Unamortized premiums, discounts and
deferred loan fees	8,978		10,790
Undisbursed portion of construction and
land development loans in process	(253,327)		(193,063)

Net loans	2,439,463		2,036,182
Allowance for loan losses	(25,602)		(19,586)

Net loans after allowance for loan losses	$2,413,861		$2,016,596

(1) Includes loans held for sale	$8,109		$7,083

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 — Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses during the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Allowance for loan losses, beginning of period	$20,886	$18,326	$19,586	$17,108
Allowance for loan losses acquired from acquisition	4,221	--	4,221	--
Provision for loan losses	922	1,106	2,961	2,793
Charge-offs	(511)	(678)	(1,427)	(1,232)
Recoveries on loans previously charged-off	84	32	261	117

Allowance for loan losses, end of period	$25,602	$18,786	$25,602	$18,786

Allowance for loan losses as a
percentage of net loans	1.05%	1.00%	1.05%	1.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 — Nonperforming Assets

The following table sets forth information with respect to nonperforming assets and troubled debt restructurings at the dates indicated. It is the Bank’s policy to cease accruing interest on loans 90 days or more past due and to charge off accrued interest. Total impaired loans amounted to approximately $1.3 million and $864,000 at September 30, 2004 and December 31, 2003, respectively. There was an allowance for loan loss of $0 and $50,000 specifically allocated to impaired loans at September 30, 2004 and December 31, 2003, respectively.

(Dollars in thousands)	September 30, 2004	December 31, 2003
Non-accruing loans:
One-to-four family residential	$718	$1,461
Second mortgage residential	425	224
Multi-family residential	--	--
Commercial real estate and land	399	--
Residential construction	2,176	1,012
Commercial construction	--	--
Agriculture real estate	224	--
Business	667	219
Agriculture - operating	62	--
Warehouse mortgage lines of credit	--	--
Consumer	1,101	700

Total non-accruing loans	5,772	3,616
Real estate owned, net (1)	1,551	678

Total nonperforming assets	7,323	4,294
Troubled debt restructurings	1,261	468

Total nonperforming assets and troubled debt restructurings	$8,584	$4,762

Total nonperforming loans as a percent of net loans	0.24%	0.18%

Total nonperforming assets as a percent of total assets	0.26%	0.19%

Total nonperforming assets and troubled debt restructurings
as a percent of total assets	0.30%	0.22%

Allowance for loan losses as a percent of net loans	1.05%	0.96%

Allowance for loan losses as a percent of nonperforming loans	443.56%	541.65%

(1)	Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 — Mortgage Servicing Rights

Mortgage servicing rights are included in the consolidated balance sheets under the caption “Other Assets.” The activity of mortgage servicing rights during the periods presented is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$10,117	$5,253	$8,705	$6,290
Mortgage servicing rights capitalized	908	2,747	2,703	6,575
Mortgage servicing rights acquired from acquisition	402	--	402	--
Amortization expense	(628)	(2,068)	(2,179)	(4,977)
Valuation adjustment	(155)	1,000	1,013	(956)

Balance at end of period	$10,644	$6,932	$10,644	$6,932

The activity of the valuation allowance on mortgage servicing rights is summarized in the following table for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$500	$4,276	$1,668	$2,320
Changes in mortgage servicing valuation reserve	155	(1,000)	(1,013)	956

Balance at end of period	$655	$3,276	$655	$3,276

The following table compares the key assumptions used in measuring the fair values of mortgage servicing rights at September 30, 2004 and December 31, 2003:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Serviced loan portfolio balance	$1,092,352	$956,744
Fair value	$11,619	$9,173
Prepayment speed	8.72% - 72.23%	7.56% - 76.44%
Weighted average prepayment speed	17.13	23.08
Fair value with 10% adverse change	$11,126	$8,673
Fair value with 20% adverse change	$10,611	$8,218
Discount rate	10.00% - 15.00%	9.00% - 15.00%
Weighted average discount rate	11.21%	10.74%
Fair value with 10% adverse change	$11,320	$8,863
Fair value with 20% adverse change	$10,987	$8,575

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 – Stock-Based Benefit Plans

The Company has in effect the MRRP, which is a stock-based incentive plan. The following table summarizes shares of the Company’s common stock which were subject to award and were granted in April 2003 pursuant to the MRRP:

September 30, 2004
Common shares authorized to be awarded by the Management Recognition
and Retention Plan	903,003
Common shares awarded by Management Recognition and Retention Plan	(764,850)
Common shares forfeited	--

Shares available for award at September 30, 2004	138,153

The shares awarded under the MRRP vest at the rate of 20% per year. As a result, expense for MRRP awards is being recorded over a 60-month period from the date of grant and is based on the market value of the Company’s stock as of the date the awards were made. The remaining unamortized cost of the MRRP shares awarded to date is reflected as a reduction in shareholders’ equity. Expense under the MRRP for the three and nine months ended September 30, 2004 was $682,000 and $2.0 million, respectively, compared to $682,000 and $1.2 million, respectively, for the three and nine month periods ended September 30, 2003.

The Company established the 2003 Stock Option Plan (“SOP”) under which 2,257,508 shares of Company common stock are reserved for issuance pursuant to the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest at the rate of 20% per year. The exercise price of the options is equal to the fair market value of the common stock on the grant date. At September 30, 2004, 1,846,250 stock options were outstanding at an exercise price of $17.83. There were 6,500 stock options forfeited and no stock options exercised during the three and nine months ended September 30, 2004.

At September 30, 2004, 20% of the options granted were exercisable, the weighted-average remaining contractual life of outstanding options was 8.56 years, and there were 411,258 shares remaining available for future grants under the terms of the SOP.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Pursuant to FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), pro forma net income and pro forma EPS are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income (as reported)	$5,487	$6,288	$17,122	$18,118
Add: stock-based employee compensation
expense included in reported net income,
net of related tax effects	443	443	1,330	768
Deduct: total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(715)	(715)	(2,145)	(1,239)

Pro forma net income	$5,215	$6,016	$16,307	$17,647

Basic earnings per share (as reported)	$0.34	$0.31	$1.01	$0.88
Pro forma basic earnings per share	0.32	0.29	0.96	0.85
Diluted earnings per share (as reported)	0.34	0.30	0.99	0.87
Pro forma diluted earnings per share	0.32	0.29	0.95	0.85

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – Deposits

The following table shows the composition of the Bank’s deposits by type at the dates indicated:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	-%	$101,620	-%	$45,308
Savings	0.52	86,831	0.32	19,627
Interest-bearing checking	0.67	401,448	0.78	295,122
Money market	1.05	307,762	0.98	270,942

Total transaction accounts	0.71	897,661	0.80	630,999

Time deposits:
0.00% to 2.99%		545,612		360,248
3.00% to 4.99%		344,078		197,224
5.00% to 6.99%		14,992		28,292

Total time deposits	2.70	904,682	2.83	585,764

Total deposits	1.71%	$1,802,343	1.78%	$1,216,763

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Federal Home Loan Bank Advances and Other Borrowings

At September 30, 2004 and December 31, 2003, the Company was indebted on notes as shown in the following table:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Permanent fixed-rate notes payable to
the Federal Home Loan Bank	$85,886	$125,349
Convertible fixed-rate notes payable to
the Federal Home Loan Bank	426,097	435,000
Line of credit with the
Federal Home Loan Bank	141,700	71,400
Adjustable-rate note payable to the
Federal Home Loan Bank	10,000	10,000
Retail repurchase agreements	27,574	3,947
Junior subordinated debentures	37,928	--

Total Federal Home Loan Bank
advances and other borrowings	$729,185	$645,696

The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the Federal Home Loan Bank (“FHLB”), with call dates ranging from October 2004 to January 2008. The line of credit with the FHLB expires in November 2004 which the Company expects to be renewed in the ordinary course of business.

On April 26, 2004, the Company formed a trust (“TierOne Capital Trust I”) which issued capital securities (“Trust Preferred Securities”) to investors. The proceeds from the sale of the Trust Preferred Securities were used to purchase $30.9 million of junior subordinated debentures issued by the Company. The junior debentures mature in 2034. The Company’s obligation under the junior subordinated debentures constitutes a full and unconditional guarantee by the Company of TierOne Capital Trust’s obligations under the Trust Preferred Securities. In accordance with Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46R”), the trust is not consolidated and related amounts are treated as debt of the Company.

In connection with the Company’s acquisition of UNFC on August 27, 2004 (see Note 14), the Company assumed $7.0 million of variable rate junior subordinated debentures (“debentures”) that had been issued on November 28, 2001 by United Nebraska Capital Trust, a trust formed by UNFC. The debentures, due December 8, 2031, are the sole asset of the United Nebraska Capital Trust.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company’s obligation under the debentures constitutes a full and unconditional guarantee by the Company of United Nebraska Capital Trust’s obligations under the debentures. In accordance with FIN 46R, United Nebraska Capital Trust is not consolidated and related amounts are treated as debt of the Company.

Note 13 — Recent Accounting Pronouncements

For discussion regarding accounting pronouncements, interpretations, exposure drafts and other formal accounting guidance and the impact on the Company, reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion identifies accounting guidance issued during 2004.

In March 2004, the FASB issued Staff Accounting Bulletin No. 105 (“SAB No. 105”), Loan Commitments Accounted for as Derivative Instruments. The requirements of SAB No. 105 require entities that enter into mortgage loan commitments to disclose their accounting policy for such commitments and include the methods and assumptions used to estimate the fair value of loan commitments in the financial statements. Additionally, any hedging strategy associated with mortgage loan commitments is required to be disclosed. The requirements of SAB No. 105 must be applied to mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. SAB No. 105 permits entities to continue using previously applied accounting policies to loan commitments entered into on or before March 31, 2004. The adoption of SAB No. 105 did not have a material impact on the Company’s consolidated financial statements.

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

The proposed changes in accounting would replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25. Under the terms of the Exposure Draft, the accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, would remain unchanged.

The Exposure Draft provides that the proposed statement would be applied to public entities

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

prospectively for fiscal years beginning after December 31, 2004, as if all share-based compensation awards vesting, granted, modified, or settled after December 15, 1994 had been accounted for using the fair value-based method of accounting. The FASB has delayed implementation until the third quarter of 2005.

Note 14 – Business Combinations

On August 27, 2004, the Company completed the acquisition of UNFC, the parent company of United Nebraska Bank.

The following is UNFC’s condensed balance sheet showing the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

(Dollars in thousands)	August 27, 2004
Cash and cash equivalents	$69,072
Investment and mortgage-backed securities	148,262
Net loans	299,981
Other intangible assets	12,500
Other assets	17,554

Total assets	$547,369

Deposits	$430,099
Federal Home Loan Bank advances and other borrowings	52,394
Accrued expenses and other liabilities	12,391

Total liabilities	494,884

Net assets acquired	52,485
Cash paid	97,302

Goodwill (cash paid to United Nebraska Financial Co.
shareholders less net assets acquired)	$44,817

Assuming the acquisition of UNFC occurred on January 1, 2004, the following summarizes the unaudited pro forma combined operating results for the three and nine months ended September 30, 2004 and September 30, 2003:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Pro forma interest income	$35,136	$33,312	$103,105	$102,726
Pro forma net income, after tax	5,623	6,821	19,754	21,158
Pro forma earnings per share - basic	$0.35	$0.33	$1.16	$1.02
Pro forma earnings per share - diluted	$0.34	$0.33	$1.14	$1.01

The Company is obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to change.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

TierOne Bank (“Bank”), a subsidiary of TierOne Corporation (“Company”), is a $2.9 billion federally chartered stock savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through a geographically diverse network of 68 banking offices located in Nebraska, Iowa and Kansas, three loan production offices located in Colorado and one loan production office located in Minnesota. Product offerings include residential, commercial and agricultural real estate loans; consumer, construction, business and agricultural operating loans; warehouse mortgage lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and internet banking.

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

On August 27, 2004, the Company acquired all of the issued and outstanding capital stock of United Nebraska Financial Co. (“UNFC”), the holding company of United Nebraska Bank (“UNB”), headquartered in Grand Island, Nebraska. The Company acquired UNFC as a means to strategically strengthen its market share position in several regional growth center markets throughout Nebraska, expand its growing banking office network and profitably leverage its combined product and service mix to increase earnings performance. The purchase price of the acquisition was approximately $97.3 million and was funded through available cash and Federal Home Loan Bank (“FHLB”) advances. UNB had assets in excess of $500 million and 16 banking offices located primarily in regional growth centers in Nebraska.

On September 15, 2004, the Company announced that it had entered into a definitive asset purchase agreement to acquire all non-Indiana residential construction loan production offices from First Indiana Bank of Indianapolis, Indiana. The acquisition included the purchase of $134.4 million of outstanding residential construction loans against forward commitments of $264.5 million and four loan production offices located in Phoenix, Arizona; Orlando, Florida; and Charlotte and Raleigh, North Carolina. The First Indiana transaction closed on November 1, 2004 and was funded by FHLB advances.

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

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Forward-Looking Statements

Statements contained in this quarterly report on Form 10-Q which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Factors which could result in material variations include, but are not limited to, changes in interest rates which could affect net interest margins and net interest income; competitive factors which could affect net interest income and noninterest income; changes in demand for loans, deposits and other financial services in the Company’s market area; unanticipated issues that could negatively impact the historic redeposit rate of maturing time deposits; changes in asset quality and general economic conditions; unanticipated issues associated with the execution of the Company’s strategic plan; unanticipated difficulties in realizing the growth opportunities and cost savings from the acquisition of UNFC, unanticipated issues related to the integration of UNFC and UNB; unanticipated issues related to the integration of the transaction with First Indiana Bank; as well as other factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Company assumes no obligation, and disclaims any obligation, to update information contained in this quarterly report on Form 10-Q, including forward-looking statements, to reflect events or circumstances that occur after the date on which such statements were made.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, on August 27, 2004 when it completed the acquisition of UNFC. Pursuant to Statement 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Our total assets were $2.9 billion at September 30, 2004, a $647.1 million, or 29.3%, increase from December 31, 2003, due primarily to the UNFC acquisition and continued loan portfolio growth. Our available for sale investment securities amounted to $155.7 million at September 30, 2004, a $112.2 million, or 257.8%, increase from December 31, 2003. The increase in our available for sale investment securities was primarily due to $118.5 million of securities acquired from UNFC and security purchases of $12.0 million during the nine months ended September 30, 2004 partially offset by the sale of four securities resulting in $13.8 million in proceeds (including $312,000 in net gains on sales) and maturities of $4.6 million.

Our mortgage-backed securities portfolio, all of which are recorded as available for sale, amounted to $40.2 million at September 30, 2004, a $24.5 million, or 156.0%, increase from December 31, 2003. The increase in our mortgage-backed securities portfolio was primarily the result of $29.8 million of mortgage-backed securities acquired from UNFC partially offset by principal payments received in the amount of $5.1 million during the nine months ended September 30, 2004.

Net loans, including loans held for sale, totaled $2.4 billion at September 30, 2004, a $403.3 million, or 19.8%, increase from December 31, 2003. The increase in net loans at September 30, 2004 is primarily attributable to $300.0 million in net loans acquired from UNFC. At September 30, 2004 our one-to-four family residential loans, including loans held for sale, totaled $445.4 million, an $113.7 million, or 20.3%, decrease compared to December 31, 2003. The decrease in one-to-four family residential loans is primarily the result of a decline in new loan volume associated with loan purchasing and refinancing activity. Second mortgage residential loans totaled $285.7 million at September 30, 2004, a $27.6 million, or 10.7%, increase from December 31, 2003. During the nine months ended September 30, 2004, we purchased $120.4 million of fixed-rate second mortgage residential loans which were partially offset by principal payments and prepayments. Commercial real estate and land loans amounted to $547.2 million, a $98.0 million, or 21.8%, increase compared to $449.2 million at December 31, 2003 due primarily to loans acquired from the UNFC acquisition. Our residential construction loans totaled $333.9 million, an $88.1 million, or 35.9%, increase compared to $245.8 million at December 31, 2003. During the nine months ended September 30, 2004, we purchased $208.5 million of adjustable-rate residential construction loans which were partially offset by payoffs on completed construction. Commercial construction loans increased $61.3 million, or 39.8%, to $215.6 million compared to $154.2 million at December 31, 2003. The increase is primarily attributable to increased origination of commercial construction loans in our primary lending market area (Nebraska, Iowa, Kansas and Colorado). At September 30, 2004 we had $65.8 million and $68.6 million of agricultural real estate and agricultural operating loans, respectively, which were acquired from the UNFC acquisition. Warehouse mortgage lines of credit amounted to $102.3 million, a $23.6 million, or 29.9%, increase at September 30, 2004 compared to $78.8 million at December 31, 2003. The increase in our warehouse mortgage lines of credit was attributable to an increased level of mortgage financing activity and additional broker relationships established during 2004. Our consumer loan portfolio totaled $370.8 million at September 30, 2004, a $61.1 million, or 19.7%, increase compared to $309.7 million at December 31, 2003 due primarily to loans acquired from the UNFC acquisition.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Our total liabilities were $2.6 billion at September 30, 2004, a $672.3 million, or 35.1%, increase compared to $1.9 billion at December 31, 2003 due primarily to the UNFC acquisition. Our total deposits increased by $585.6 million, or 48.1%, to $1.8 billion at September 30, 2004 compared to $1.2 billion at December 31, 2003. The increase in deposits at September 30, 2004 was primarily the result of $430.1 million in deposits acquired from UNFC. Time deposits increased $318.9 million, or 54.4%, to $904.7 million at September 30, 2004 compared to $585.8 million at December 31, 2003. Brokered time deposits (included in our time deposits) increased $13.5 million, or 20.7%, to $79.1 million at September 30, 2004 compared to $65.5 million at December 31, 2003. We utilized brokered time deposits as an alternative source of funds for loan origination and purchase activity. Our interest-bearing checking accounts totaled $401.4 million, a $106.3 million, or 36.0%, increase compared to $295.1 million at December 31, 2003. Noninterest-bearing checking accounts increased $56.3 million, or 124.3%, to $101.6 million at September 30, 2004 compared to $45.3 million at December 31, 2003. Our money market accounts totaled $307.8 million, a $36.8 million, or 13.6%, increase compared to $270.9 million at December 31, 2003. We utilized our increased deposits to fund loan origination and purchase activities. Our FHLB advances and other borrowings amounted to $729.2 million at September 30, 2004, an $83.5 million, or 12.9%, increase from December 31, 2003. The increase in FHLB advances and other borrowings at September 30, 2004 is primarily attributable to $52.4 million in FHLB advances and other borrowings assumed in connection with the UNFC acquisition. The issuance of $30.0 million of trust preferred securities at a variable interest rate indexed to the three-month LIBOR rate was completed during the second quarter of 2004. The securities, which are callable at par in June 2009 and mature in June 2034, were issued to provide funding for common stock repurchases and other general corporate purposes.

At September 30, 2004, shareholders’ equity totaled $269.9 million, a decrease of $25.2 million, or 8.5%, from December 31, 2003. The decrease in shareholders’ equity primarily reflects the purchase of 2,031,757 shares of common stock at a cost of $44.7 million and $2.6 million in dividends paid to the Company’s shareholders partially offset by net income of $17.1 million for the nine months ended September 30, 2004, $2.5 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”) and $2.1 million related to the amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”). The Company paid cash dividends of $0.05 per common share payable on March 31, 2004, June 30, 2004 and September 30, 2004 to shareholders of record on March 15, 2004, June 15, 2004 and September 15, 2004. For further discussion regarding the Company’s common stock repurchases, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2004 and September 30, 2003

General. Net income for the three months ended September 30, 2004 was $5.5 million, or $0.34 per diluted and basic share, compared to net income of $6.3 million, or $0.30 per diluted share ($0.31 per basic share) for the three months ended September 30, 2003. Net income for the nine months ended September 30, 2004 was $17.1 million, or $0.99 per diluted share ($1.01 per basic share) compared to net income of $18.1 million, or $0.87 per diluted share ($0.88 per basic share) for the nine months ended September 30, 2003. While net income for the three and nine months ended September 30, 2004 declined when compared to the same periods in 2003, earnings per share for the comparative periods increased due to the Company’s repurchases of common stock.

The average interest rate spread increased to 3.00% for the three months ended September 30, 2004 compared to 2.84% for the three months ended September 30, 2003. The average interest rate spread declined to 2.95% for the nine months ended September 30, 2004 compared to 3.07% for the nine months ended September 30, 2003. Net interest margin was 3.25% for the three month periods ended September 30, 2004 and September 30, 2003. Net interest margin declined to 3.25% for the nine months ended September 30, 2004 compared to 3.52% for the three months ended September 30, 2003. The decline in the average interest rate spread and net interest margin for the nine months ended September 30, 2004 reflected continued compression on net interest income of historically low interest rates, which have resulted in continued high levels of prepayments on higher yielding loans. The average yield on loans receivable declined to 5.47% and 5.34% for the three and nine months ended September 30, 2004 compared to 5.49% and 5.82% for the three and nine months ended September 30, 2003. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 112.06% and 114.97% for the three and nine months ended September 30, 2004 compared to 120.89% and 121.91% for the three and nine months ended September 30, 2003. These decreases were the result of $113.8 million and $72.5 million declines in the average balance of net interest earning assets at September 30, 2004 and September 30, 2003, respectively, resulting primarily from the Company’s stock repurchase program.

Interest Income. Our total interest income for the three months ended September 30, 2004 was $31.1 million, a $3.9 million, or 14.5%, increase compared to $27.2 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004 our interest income totaled $87.2 million, a $3.6 million, or 4.3%, increase compared to $83.6 million for the nine months ended September 30, 2003. The average balance of loans receivable during the three months ended September 30, 2004 was $2.2 billion compared to $1.9 billion for the three months ended September 30, 2003. The weighted average yield earned on the loan portfolio was 5.47% and 5.49% for the three months ended September 30, 2004 and September 30, 2003, respectively. The average balance of loans receivable for the nine months ended September 30, 2004 was $2.1 billion compared to $1.9 billion for the nine months ended September 30, 2003. The weighted average yield earned on the loan portfolio was 5.34% and 5.82% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The declines in the yields on loans receivable during the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was the result of a high level of repayment and refinancing activity that occurred throughout 2003 and 2004 due to a historically low interest rate environment.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest Expense. Our total interest expense for the three months ended September 30, 2004 was $12.3 million, a $2.1 million, or 21.1%, increase compared to $10.1 million for the three months ended September 30, 2003. The average balance of our interest-bearing deposits increased $315.0 million, or 28.1%, to $1.4 billion for the three months ended September 30, 2004 compared to $1.1 billion for the three months ended September 30, 2003. Additionally, the average rate paid on interest-bearing deposits increased to 1.93% for the three months ended September 30, 2004 compared to 1.90% for the three months ended September 30, 2003, an increase of three basis points. Interest expense on FHLB advances and other borrowings increased $527,000 to $5.3 million for the three months ended September 30, 2004 compared to $4.8 million during the three months ended September 30, 2003. The average balance of our FHLB advances and other borrowings was $633.2 million for the three months ended September 30, 2004, a $14.5 million, or 2.3%, increase compared to $618.7 million for the three months ended September 30, 2003. Additionally, the average rate paid on FHLB advances and other borrowings was 3.37% for the three months ended September 30, 2004 compared to 3.10% for the three months ended September 30, 2003, an increase of 27 basis points or 8.7%.

Total interest expense for the nine months ended September 30, 2004 was $33.4 million, a $2.6 million, or 8.6%, increase compared to $30.8 million for the nine months ended September 30, 2003. The average balance of our interest-bearing deposits increased $194.2 million, or 17.5%, to $1.3 billion for the nine months ended September 30, 2004 compared to $1.1 billion for the nine months ended September 30, 2003. The average rate paid on interest-bearing deposits declined to 1.89% for the nine months ended September 30, 2004 compared to 2.10% for the nine months ended September 30, 2003, a decrease of 21 basis points or 10.0%. Interest expense on FHLB advances and other borrowings totaled $15.0 million, an increase of $1.6 million, or 11.8%, compared to $13.4 million for the nine months ended September 30, 2003. The average balance of our FHLB advances and other borrowings was $616.8 million for the nine months ended September 30, 2004, an $82.1 million, or 15.4%, increase compared to $534.7 million for the nine months ended September 30, 2003. The average rate paid on FHLB advances and other borrowings declined to 3.24% for the nine months ended September 30, 2004 compared to 3.34% for the nine months ended September 30, 2003, a decrease of 10 basis points or 3.0%.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Average Balances, Net Interest Income, Yields Earned and Cost of Funds. The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, interest rate spread and net interest margin. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended September 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$8,709	$31	1.42%	$13,075	$33	1.01%
Investment securities (1)	111,670	1,142	4.09	74,019	716	3.87
Mortgage-backed securities (1)	21,802	201	3.69	75,541	(176)	(0.93)
Loans receivable (2)	2,175,880	29,741	5.47	1,939,650	26,608	5.49

Total interest-earning assets	2,318,061	31,115	5.37%	2,102,285	27,181	5.17%
Noninterest-earning assets	139,357			87,649

Total assets	$2,457,418			$2,189,934

Interest-bearing liabilities:
Interest-bearing checking accounts	$327,391	$634	0.77%	$290,481	$561	0.77%
Savings accounts	44,938	127	1.13	19,239	17	0.35
Money market accounts	272,845	667	0.98	278,869	712	1.02
Time deposits	790,131	5,498	2.78	531,701	4,026	3.03

Total interest-bearing deposits	1,435,305	6,926	1.93	1,120,290	5,316	1.90
Federal Home Loan Bank
advances and other borrowings	633,219	5,329	3.37	618,699	4,802	3.10

Total interest-bearing liabilities	2,068,524	12,255	2.37%	1,738,989	10,118	2.33%
Noninterest-bearing accounts	74,299			46,527
Other liabilities	49,482			57,004

Total liabilities	2,192,305			1,842,520
Shareholders' equity	265,113			347,414

Total liabilities and shareholders' equity	$2,457,418			$2,189,934

Net interest-earning assets	$249,537			$363,296
Net interest income; average
interest rate spread		$18,860	3.00%		$17,063	2.84%
Net interest margin (3)			3.25%			3.25%
Average interest-earning assets to average
interest-bearing liabilities			112.06%			120.89%

(1)	Includes securities available for sale and held to maturity. Investment securities also include Federal Home Loan Bank stock.
(2)	Includes nonaccrual loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.
(3)	Equals net interest income (annualized) divided by average interest-earning assets.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

	Nine Months Ended September 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$2,924	$31	1.42%	$15,206	$132	1.16%
Investment securities (1)	89,149	2,727	4.08	67,585	1,934	3.82
Mortgage-backed securities (1)	16,871	446	3.52	66,607	753	1.51
Loans receivable (2)	2,096,027	83,978	5.34	1,851,738	80,774	5.82

Total interest-earning assets	2,204,971	87,182	5.27%	2,001,136	83,593	5.57%
Noninterest-earning assets	106,526			85,202

Total assets	$2,311,497			$2,086,338

Interest-bearing liabilities:
Interest-bearing checking accounts	$308,005	$1,785	0.77%	$294,494	$2,049	0.93%
Savings accounts	28,947	160	0.74	18,166	74	0.54
Money market accounts	267,007	1,915	0.96	275,013	2,606	1.26
Time deposits	697,044	14,598	2.79	519,101	12,676	3.26

Total interest-bearing deposits	1,301,003	18,458	1.89	1,106,774	17,405	2.10
Federal Home Loan Bank
advances and other borrowings	616,787	14,981	3.24	534,700	13,396	3.34

Total interest-bearing liabilities	1,917,790	33,439	2.32%	1,641,474	30,801	2.50%
Noninterest-bearing accounts	58,374			43,507
Other liabilities	54,211			55,604

Total liabilities	2,030,375			1,740,585
Shareholders' equity	281,122			345,753

Total liabilities and shareholders' equity	$2,311,497			$2,086,338

Net interest-earning assets	$287,181			$359,662
Net interest income; average
interest rate spread		$53,743	2.95%		$52,792	3.07%
Net interest margin (3)			3.25%			3.52%
Average interest-earning assets to average
interest-bearing liabilities			114.97%			121.91%

(1)	Includes securities available for sale and held to maturity. Investment securities also include Federal Home Loan Bank stock.
(2)	Includes nonaccrual loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.
(3)	Equals net interest income (annualized) divided by average interest-earning assets.

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

	Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003			Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Federal funds sold	$11	$(13)	$(2)	$61	$(162)	$(101)
Investment securities	43	383	426	139	654	793
Mortgage-backed securities	330	47	377	1,086	(1,393)	(307)
Loans receivable (1)	(97)	3,230	3,133	(13,352)	16,556	3,204

Total interest income	287	3,647	3,934	(12,066)	15,655	3,589

Interest expense:
Interest-bearing checking accounts	--	73	73	(473)	209	(264)
Savings accounts	70	40	110	33	53	86
Money market accounts	(29)	(16)	(45)	(615)	(76)	(691)
Time deposits	(354)	1,826	1,472	(4,011)	5,933	1,922

Total deposits	(313)	1,923	1,610	(5,066)	6,119	1,053
Federal Home Loan Bank advances
and other borrowings	415	112	527	(935)	2,520	1,585

Total interest expense	102	2,035	2,137	(6,001)	8,639	2,638

Net change in net interest income	$185	$1,612	$1,797	$(6,065)	$7,016	$951

(1)	Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Loan Losses. We made a provision for loan losses of $922,000 for the three months ended September 30, 2004 compared to $1.1 million for the three months ended September 30, 2003, a decrease of $184,000, or 16.6%. For the nine month period ended September 30, 2004, our provision for loan losses was $3.0 million, an increase of $168,000, or 6.0%, compared to $2.8 million for the nine months ended September 30, 2003. Our portfolio of commercial real estate and land, construction (residential and commercial), agricultural (real estate and operating), business and consumer loans totaled $1.7 billion at September 30, 2004, an increase of $531.8 million, or 44.4%, compared to $1.2 billion at September 30, 2003. These loans are deemed to have higher levels of known and inherent losses than one-to-four family residential loans due to, among other things, the nature of the collateral and the dependency on economic conditions for successful completion or operation of the project. As such, we have made provisions in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at the relevant date. At September 30, 2004, our total nonperforming loans amounted to $5.8 million, or 0.24% of net loans, compared to $3.6 million, or 0.18% of net loans, at December 31, 2003. Our total nonperforming assets totaled $7.3 million, or 0.26%, of total assets at September 30, 2004, compared to $4.3 million, or 0.19%, of total assets at December 31, 2003. The increase in nonperforming loans and nonperforming assets was primarily attributable to the acquisition of UNFC. During the three and nine months ended September 30, 2004, we charged-off, net of recoveries, $427,000 and $1.2 million, respectively, primarily related to automobile and other consumer-related loans compared to $646,000 and $1.1 million for the three and nine months ended September 30, 2003, respectively. At September 30, 2004, December 31, 2003 and September 30, 2003, our allowance for loan losses amounted to 1.05%, 0.96% and 1.00%, respectively, of net loans.

Noninterest Income. Our noninterest income decreased by $1.2 million, or 18.7%, to $5.3 million for the three months ended September 30, 2004 compared to $6.5 million for the three months ended September 30, 2003. The decrease during the three month period ended September 30, 2004 compared to the same period in 2003 was primarily the result of a $2.2 million reduction in gains on loans held for sale which was partially offset by a $1.1 million increase in deposit account fees.

For the nine months ended September 30, 2004, noninterest income totaled $17.0 million, a $3.0 million, or 21.3%, increase compared to $14.0 million for the nine months ended September 30, 2003. The increase during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was related to a $2.8 million reduction in our mortgage servicing rights (“MSR”) amortization expense, a $2.7 million increase in deposit account fees, a $2.0 million net decline in the Bank’s MSR valuation allowance and a $1.5 million gain associated with the merger of the Bank’s defined benefit pension plan partially offset by a $5.8 million reduction in gains on loans held for sale.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Noninterest Expense. Our noninterest expense increased by $2.1 million, or 17.1%, to $14.5 million for the three months ended September 30, 2004 compared to $12.4 million for the three months ended September 30, 2003. The increase during the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003 resulted primarily from a $1.4 million increase in compensation expense primarily related to the UNFC acquisition and normal annual salary adjustments. Additionally, occupancy and other operating expenses increased a combined $587,000 which primarily related to the UNFC acquisition.

Noninterest expense for the nine months ended September 30, 2004 increased $5.3 million, or 15.0%, to $40.5 million compared to $35.2 million for the nine months ended September 30, 2003. The increase during the nine months ended September 30, 2004 compared to the same period in 2003 resulted primarily from a $2.4 million increase in compensation expense primarily related to annual salary adjustments and staff increases resulting from the UNFC acquisition. The increase for the period also included $1.6 million of additional occupancy, data processing and other operating expenses associated with the Company’s growing business development activities and the UNFC acquisition and a $1.2 million increase in expense relating to the Company’s 2003 Management Recognition and Retention Plan and Employee Stock Ownership Plan. Our amortization of core deposit intangible asset was $142,000 for the three and nine month periods ended September 30, 2004. This represents one month of amortization expense related to core deposit intangible asset using an estimated ten year life.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking business and the value is dependent upon the Company’s ability to provide quality, cost effective services in a competitive marketplace. As such, goodwill value is supported ultimately by revenue that is generated by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Income Tax Expense. Our income tax expense decreased by $553,000 to $3.2 million for the three months ended September 30, 2004 compared to $3.8 million for the same period in 2003 due to a decline in income and a decline in our effective income tax rate. The effective income tax rate for the three months ended September 30, 2004 was 37.1% compared to 37.6% for the three months ended September 30, 2003.

Income tax expense for the nine month period ended September 30, 2004 was $10.2 million, a $505,000, or 4.7%, decrease compared to the same period in 2003. The effective income tax rate for the nine months ended September 30, 2004 was 37.3% compared to 37.1% for the nine months ended September 30, 2003.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Liquidity

Our primary sources of funds are deposits, amortization of loans, loan prepayments and maturity of loans, mortgage-backed securities and other investments and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by interest rates, economic conditions and competition. Additionally, we utilize FHLB advances and brokered time deposits as additional funding sources.

We use our liquidity to fund existing and future loan commitments, maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2004, we had time deposits maturing within the next 12 months totaling $495.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments, we have additional borrowing capacity available to fund our asset growth. We have increased our utilization of borrowings as a cost efficient complement to deposits as a source of funds. The average balance of our FHLB advances and other borrowings was $633.2 million and $618.7 million for the three months ended September 30, 2004 and September 30, 2003, respectively. The average balance of our FHLB advances and other borrowings was $616.8 million and $534.7 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. To date, substantially all of our borrowings have consisted of advances from the FHLB. Pursuant to blanket collateral agreements with the FHLB, the Bank pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for such advances. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

We use our liquidity to fund existing and future loan commitments, maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2004, we had the following contractual obligations and lending commitments:

		Due In
(Dollars in thousands)	Total at September 30, 2004	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
Federal Home Loan Bank advances
and other borrowings	$729,185	$186,274	$99,037	$140,724	$303,150
Recourse obligations on assets	14,782	14,782	--	--	--
Purchase investment securities	1,638	1,638	--	--	--
Annual rental commitments under non-
cancellable operating leases	4,123	759	1,109	797	1,458

Total contractual obligations	$749,728	$203,453	$100,146	$141,521	$304,608

Lending commitments:
Commitments to originate loans	$107,629	$107,629	$--	$--	$--
Commitments to sell loans	(38,953)	(38,953)	--	--	--
Commitments to purchase loans	89,434	89,434
Undisbursed portion of construction and
land development loans in process	253,327	253,327	--	--	--
Standby letters of credit	3,869	3,869	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	515,985	515,985	--	--	--
Business loans	144,811	144,811	--	--	--
Consumer loans	114,090	114,090	--	--	--

Total lending commitments and unused
lines of credit	$1,190,192	$1,190,192	$--	$--	$--

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

We have not used any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At September 30, 2004, the maximum total dollar amount of such recourse was approximately $12.9 million. Based on historical experience, at September 30, 2004, we had established a liability of $692,000 with respect to this recourse obligation.

Regulatory Capital

At September 30, 2004, the Bank’s regulatory capital exceeded regulatory limits set by the Office of Thrift Supervision. The current regulatory requirements and the Bank’s actual levels at September 30, 2004 are set forth in the following table:

	Required Capital		Actual Capital		Excess Capital
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital	$41,847	1.50%	$215,538	7.73%	$173,691	6.23%
Tier 1 (core) capital	111,591	4.00%	215,538	7.73%	103,947	3.73%
Total risk-based capital	189,853	8.00%	241,140	10.16%	51,287	2.16%

The Bank remains classified as a “well capitalized” financial institution under Federal regulatory guidelines.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Operating Ratios

Selected operating and other ratios (annualized where appropriate) at or for the three and nine months ended September 30, 2004 and September 30, 2003 are presented in the following table:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2004	2003	2004	2003
Selected Operating Ratios:
Average yield on interest-earning assets	5.37%	5.17%	5.27%	5.57%
Average rate on interest-bearing liabilities	2.37	2.33	2.32	2.50
Average interest rate spread	3.00	2.84	2.95	3.07
Net interest margin	3.25	3.25	3.25	3.52
Average interest-earning assets to average
interest-bearing liabilities	112.06	120.89	114.97	121.91
Net interest income after provision for loan
losses to noninterest expense	123.68	128.81	125.38	141.95
Total noninterest expense to average assets	2.36	2.26	2.34	2.25
Efficiency ratio (1)	60.05	52.55	57.23	52.71
Return on average assets	0.89	1.15	0.99	1.16
Return on average equity	8.28	7.24	8.12	6.99
Average equity to average assets	10.79	15.86	12.16	16.57
Other Ratios:
Nonperforming loans as a percent of net loans	0.24	0.13	0.24	0.13
Nonperfoming assets as a percent of total assets	0.26	0.14	0.26	0.14
Allowance for loan losses as a percent of
nonperforming loans	443.56	761.18	443.56	761.18
Allowance for loan losses as a percent of net loans	1.05	1.00	1.05	1.00

(1)	Efficiency ratio is calculated as total noninterest expense divided by the sum of net interest income and total noninterest income.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

There have been no substantive changes with respect to legal proceedings during the three and nine months ended September 30, 2004. Disclosures regarding legal proceedings are incorporated by reference to “Business of TierOne Bank – Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

On January 28, 2004, the Company announced a stock repurchase plan providing for the repurchase of up to 2,031,757 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. This stock repurchase plan was completed during the three month period ended June 30, 2004. On July 27, 2004, the Company announced a stock repurchase plan providing for the repurchase of up to 1,828,581 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. There were no shares repurchased under this plan as of September 30, 2004. Unless terminated earlier by the Board of Directors of the Company, the plan will expire when the Company has repurchased all shares authorized for repurchase under the plan.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
July 2004
Beginning Date - July 1, 2004
Ending Date - July 31, 2004	--	--	4,289,264	1,828,581
August 2004
Beginning Date - August 1, 2004
Ending Date - August 31, 2004	--	--	4,289,264	1,828,581
September 2004
Beginning Date - September 1, 2004
Ending Date - September 30, 2004	--	--	4,289,264	1,828,581

Total Shares Purchased	2,031,757	$21.99	4,289,264	1,828,581

Item 3 — Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 — Submission of Matters to a Vote of Security Holders.

There are no matters required to be reported under this item.

Item 5 — Other Information.

There are no matters required to be reported under this item.

Item 6 — Exhibits.

The exhibits filed or incorporated as part of this Form 10-Q are specified in the Exhibit Index.

Date Filed	Date of Report	Item and Description
July 28, 2004	July 27, 2004	Items 7 and 12. The Company furnished under Item 12 a
press release reporting its earnings for the three and six
months ended June 30, 2004.
August 12, 2004	August 12, 2004	Items 7 and 9. The Company furnished under Item 9 a
press release announcing that the Company had
declared a cash dividend of $0.05 per common share to
shareholders of record on September 15, 2004.
August 31, 2004	August 30, 2004	Items 2 and 9. The Company furnished under Item 9 a press
release announcing that the Company had completed the
acquisition of United Nebraska Financial Co., the parent
company of United Nebraska Bank.
September 17, 2004	September 15, 2004	Items 1 and 9. The Company furnished under Item 9 a press
release announcing that the Company had entered into a
definitive asset purchase agreement with First Indiana Bank of
Indianapolis, Indiana to acquire a portion of First Indiana's active residential construction loan business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIERONE CORPORATION
Date: November 4, 2004	By: /s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: November 4, 2004	By: /s/ Eugene B. Witkowicz
Eugene B. Witkowicz
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

No.	Exhibits
4.1	Asset Purchase Agreement - First Indiana Bank Construction Lending Offices
4.2	Stock Purchase Agreement, Dated as of March 30, 2004, Among TierOne Corporation, United
Nebraska Financial Co. and the Shareholders of United Nebraska Financial Co. - Incorporated
by Reference to Exhibit 2 of the Form 8-K Filed August 31, 2004
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002