Form 10-K
period 2004-12-31
TIERONE CORP
filed 2005-03-09
CIK 1170605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Commission File Number: 005-78774

TierOne Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	04-3638672
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification Number)

1235 N Street, Lincoln, Nebraska 68508
Telephone Number (402) 475-0521

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of Class — Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. YES    X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $393,327,795 as of June 30, 2004. As of March 1, 2005, there were 18,284,311 issued and outstanding shares of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held May 2, 2005 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

TierOne Corporation
Form 10-K Index

Part I.

Item 1. Business

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Statements contained in this Annual Report on Form 10-K and the accompanying 2004 Annual Report which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Factors which could result in material variations include, but are not limited to:

•	Changes in interest rates which could affect net interest margins and net interest income;

•	Competitive factors which could affect net interest income and noninterest income;

•	Changes in demand for loans, deposits and other financial services in the company's market area;

•	Changes in asset quality and general economic conditions;

•	Unanticipated issues associated with the execution of the company's strategic plan;

•	Unanticipated difficulties in realizing the growth opportunities and cost savings from recent acquisitions;

•	Unanticipated issues related to the resultant integration of recent acquisitions; and

•	Other factors discussed in documents filed by the company with the Securities and Exchange Commission from time to time.

        These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The company undertakes no obligation, and disclaims any obligation, to update information contained in this annual report on Form 10-K, including these forward-looking statements, to reflect events or circumstances that occur after the date of the filing of this Form 10-K and the accompanying 2004 Annual Report.

Available Information

        TierOne Corporation (“Company”) is a public company and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Company maintains a website at www.tieronebank.com and makes available, free of charge, on its Internet web site copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after the reports have been electronically filed or furnished to the SEC. In addition, the Company has available on its website, free of charge, its Code of Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter. The Company is not including the information contained on or available through its website as a part of, or incorporating by reference into, this Annual Report on Form 10-K.

General

        The Company is a Wisconsin corporation headquartered in Lincoln, Nebraska. The Company became the holding company for TierOne Bank (“Bank”), a federally chartered stock savings bank, in connection with the mutual to stock conversion of the Bank which was completed in October 2002. The Bank operates from 68 banking offices located in Nebraska, Iowa and Kansas and eight loan production offices located in Arizona, Colorado, Florida, Minnesota and North Carolina. The executive office of the Company is located at 1235 ‘N’ Street, Lincoln, Nebraska 68508.

        As used in this report, unless the context otherwise requires, the terms “we,” “us,” or “our” refer to TierOne Corporation and its wholly owned subsidiary, TierOne Bank.

        The assets of the Company, on an unconsolidated basis, primarily consist of 100% of the Bank’s common stock. The Company has no significant independent source of income and therefore depends on cash distributions from the Bank to meet its funding requirements.

        Our principal business is gathering deposits from the general public in the market areas surrounding our 68 banking offices and investing those deposits, together with funds generated from operations and borrowings, primarily in loans and to a lesser degree in investment securities. We continue to implement our management strategy to grow and diversify our operations as a regional community bank. Highlights of our management strategy, which is also designed to increase our profitability, include:

•	building a strong corporate brand and identity;
•	continuing our controlled growth and expanding our franchise;
•	repositioning our loan portfolio to increase yields and/or reduce interest rate risk;
•	emphasizing growth of our core deposits and managing our cost of funds;
•	increasing our fee income and expanding our products and services; and
•	maintaining asset quality.

        In recent years, we have increased our emphasis on construction, commercial real estate and land, second mortgage residential, consumer, business, multi-family residential and agricultural loans and warehouse mortgage lines of credit. These loans typically have higher yields than single-family residential first mortgage loans and/or expected shorter terms to maturity. At December 31, 2004, our portfolio of second mortgage residential, multi-family residential, commercial real estate and land, construction, agricultural, business and consumer loans and warehouse mortgage lines of credit amounted to $2.7 billion in the aggregate, or 86.5%, of our total loan portfolio, compared to an aggregate of $1.7 billion, or 74.8% of our total loan portfolio, at December 31, 2003. The remainder of our loan portfolio consisted of one-to-four family residential first mortgage loans which amounted to $418.3 million, or 13.5% of the total loan portfolio, and $559.1 million, or 25.2% of the total loan portfolio, at December 31, 2004 and 2003, respectively.

        We originate loans to customers located in Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota and North Carolina (“Primary Lending Market Area”). We also purchase loans and loan participation interests from financial institutions, loan correspondents and mortgage bankers located throughout the United States. At December 31, 2004 approximately 29.2% of our loan portfolio consisted of loans secured by properties or made to individuals located outside our Primary Lending Market Area. During 2004, we redefined our Primary Lending Market Area to include Arizona, Florida, Minnesota and North Carolina. We purchase adjustable-rate, single-family residential first mortgage loans for our portfolio, while selling substantially all newly originated fixed-rate, single-family residential first mortgage loans in the secondary market (with servicing retained). We sell substantially all newly originated fixed-rate, single-family residential first mortgage loans which produce noninterest income in the form of net gains and losses on sales and loan servicing fees. We also have developed relationships with several financial institutions from which we purchase commercial real estate and land and construction loans or participation interests in such loans. In addition, we originate warehouse mortgage lines of credit with a number of mortgage brokerage firms located throughout the United States.

        In order to effectively manage our diversified loan portfolio, we have employed a number of additional loan officers in recent years with experience in construction, commercial real estate, business, agricultural and consumer lending. We endeavor to ensure that all of our loans, whether originated by us or purchased, are in compliance with our underwriting standards.

        In addition to our loan activities, we focus on our deposit products, particularly checking accounts, and the sale of other products such as annuities and securities.

        Our revenues are derived principally from interest on our loans, and, to a lesser extent, noninterest income and interest and dividends on our investment securities. Our primary sources of funds are principal and interest payments on loans, proceeds from the sale of loans, advances from the Federal Home Loan Bank (“FHLB”), deposits and principal and interest payments on investment securities.

Market Area and Competition

        We are a community-oriented bank offering a variety of financial products and services to meet the needs of the customers we serve. Our deposit gathering is concentrated in the communities surrounding our 68 banking offices located in Nebraska, seven counties in southwest Iowa and two counties in northern Kansas (“Primary Banking Market Area”). In addition to loans generated through our banking offices, our lending efforts have been expanded to include eight loan production offices located in Arizona, Colorado, Florida, Minnesota and North Carolina whose sole purpose is to originate commercial real estate and land and/or construction loans in their respective states. In recent years, we have increased our investment in commercial real estate and land and construction loans secured by properties located in other parts of the United States. The five largest concentrations of loans outside our Primary Lending Market Area (excluding warehouse mortgage lines of credit) are California ($130.5 million or 4.2% of the total loan portfolio), South Carolina ($117.9 million or 3.8%), Texas ($83.9 million or 2.7%), New York ($63.1 million or 2.0%) and the State of Washington ($56.0 million or 1.8%).

        Our corporate headquarters are located in Lincoln, Nebraska, which is the state capital and home of the University of Nebraska-Lincoln. The Primary Banking Market Area in which our banking offices are located was once dominated by agriculture, but now consists of a diverse blend of industries, urban centers and significant corporate investment. The region’s population is 1.9 million persons and more than 90% of the individuals in our Primary Banking Market Area live in Nebraska. Population growth continues in the region and, according to the latest Census Bureau estimates, Nebraska exhibited the second highest population growth between 2003 and 2004 of all states in the northern Great Plains area with populations of one million or more residents. The region’s main metropolitan areas of Omaha and Lincoln, as well as other mid-sized regional growth centers scattered throughout our Primary Banking Market Area, lead the balance of the region in net population growth. The U.S. Census Bureau reported the median household income in Nebraska was estimated to be $41,406 in 2003, a 10.8% increase from 2000 compared to a national median household income growth rate of 5.0% for the same period. Nebraska’s cost of living index ranks the state as the tenth most affordable in the country based on data from the third quarter of 2004.

        The nation’s continued economic recovery during 2004 contributed to Nebraska’s growing economic momentum despite a state budget deficit and only modest relief from a continued severe drought which has impacted several states throughout the Midwest. Nebraska non-farm employment growth has been relatively consistent and continues to experience modest gains. Strong growth in the transportation, health care, professional/business and financial services sectors, combined with a large and relatively stable retail workforce, has helped to offset declines in the educational services area. Unemployment rates in Nebraska have historically been approximately two to three percentage points below national averages and typically rank the state among the lowest in the country for unemployment. Nebraska unemployment finished 2004 at 3.6% compared to a national level of 5.4%. After a record 2003, taxable retail sales through October 2004 have already outpaced the previous year by 7.8%. Sales of existing homes in Nebraska’s two leading urban markets (Omaha and Lincoln) continue near record activity with major developments of new home construction in both communities. Median sales prices of existing single-family homes at the quarter ended September 30, 2004 were $134,100 and $139,600 for Omaha and Lincoln, respectively, and are well below national levels of $188,500 and less than the Des Moines ($144,500), Kansas City ($152,300) and Minneapolis ($219,800) metropolitan areas. Total Nebraska nonresidential and non-building construction contracts slowed in 2004 from record levels in 2003; however, residential construction continued to grow to over $1.65 billion, a 4.6% increase above 2003 record levels. Major capital developments throughout Omaha and Lincoln and continued corporate expansion of leading regional businesses, combined with other investment projects scattered throughout the primary banking market region, are expected to contribute to a modestly growing regional economy.

        We strengthened our market footprint within our existing Primary Banking Market Area following the August 2004 acquisition of United Nebraska Financial Co. (“UNFC”), the parent company of United Nebraska Bank (“UNB”) headquartered in Grand Island, Nebraska. As a result of the acquisition, we added 16 banking offices in 11 Nebraska communities including Broken Bow, Burwell, Callaway, Columbus, Grand Island, Holdrege, Lexington, North Platte, Omaha, O’Neill and Ord. Four existing Bank offices in Broken Bow, Columbus, North Platte and Ord were consolidated and the former UNB Omaha office was closed. As a result, we improved our market share position to the top three in nine of eleven former UNB communities. Virtually all of these communities serve as a regional economic growth center for retail commerce, medical care and professional and government services for local and surrounding area residents. Located generally in agricultural areas of Greater Nebraska, unemployment rates have historically run at or below state levels and many of the larger communities have diversified their industrial employment mix to minimize cyclical trends in the agricultural economy.

        We also expanded our loan production capabilities in early 2004 with the opening of a third Colorado loan production office in Fort Collins. This growth was further supplemented through the November 2004 purchase from First Indiana Bank of Indianapolis, Indiana of four residential construction loan production offices located in Phoenix, Arizona; Orlando, Florida; and Charlotte and Raleigh, North Carolina and outstanding loan balances of $134.4 million. These additional offices will enable us to build upon our growing commercial real estate and land and/or construction lending business and were located in metropolitan areas known for economic growth and vitality. Five of our eight loan production offices are located in the top ten fastest growing major metropolitan areas of the country.

        Fort Collins, Colorado, just 62 miles north of Denver, is Colorado’s third largest metropolitan area with a 2000 Census population of over 251,000 residents. Fort Collins ranked as the fastest growing metropolitan area along Colorado’s Front Range during the 1990‘s with a population growth rate of 35.1%. Together with nearby Loveland, Fort Collins is the primary regional growth center of north central Colorado. Colorado State University is the area’s largest employer and leads a diverse mix of education, health, retail and banking industries. Unemployment in December 2004 was 5.0%; moderately below the national unemployment rate of 5.4%.

        Phoenix, Arizona, the 14th largest metropolitan area in the United States with over 3.25 million residents, ranks among the top three fastest growing metropolitan areas in the nation with populations in excess of one million. The greater Phoenix area is a $50 billion marketplace driven by technology and is the corporate or regional headquarters for Intel, Avnet, Motorola, AlliedSignal, Honeywell and Boeing Company. Nearly one-third of all Phoenix jobs are in the service sector with nearly one-fourth of all jobs in wholesale or retail trade. A strong manufacturing sector, especially in electronics, has ranked Phoenix third in the nation among electronic production centers. The third quarter 2004 median sale price of an existing single-family home in Phoenix was $172,700. The Phoenix metropolitan area is also home to Arizona State University. Unemployment in the Phoenix metropolitan area was 3.3% in December 2004.

        Ranked as the 27th largest metropolitan area in the United States, Orlando, Florida had 1.6 million people in 2000; an increase of 34.3% from 1990. Orlando is considered the sixth fastest growing city in the nation. Tourism, lead by Walt Disney World, Epcot Center and Sea World, is a $21.8 billion annual industry followed by high technology at $9.0 billion. Orlando’s cost of living index ranks the community below national levels. The median sales price for an existing home in the third quarter of 2004 was $180,500. Leading employment sectors include trade, transportation and utilities (181,600 employees), leisure and hospitality (178,600), professional and business services (162,000), government (108,800) and education and health services (99,100). The University of Central Florida, with over 42,000 students, is located in Orlando. December 2004 unemployment for the Orlando metropolitan area was 3.8%.

        Charlotte, North Carolina is the nation’s 33rd largest metropolitan area with nearly 1.5 million people in 2000. During the 1990‘s, Charlotte’s population grew 29.0% ranking it among the ten fastest growing cities (one million or more in population) in the United States. By 2013, the metropolitan area is expected to have 2.1 million people. Charlotte has more headquartered Fortune 500 companies than all but five other U.S. cities. Considered the nation’s second largest banking center, Charlotte’s largest industry segment is wholesale trade followed by services, manufacturing and construction. Over 12,600 residential units were built in Charlotte in 2004 totaling $1.6 billion. Unemployment was 5.2% in December 2004.

        In 2000, Raleigh, North Carolina was ranked as the 40th largest metropolitan area in the United States with nearly 1.2 million people. It’s growth rate during the 1990‘s of 38.9% tied with Atlanta, Georgia as the fourth fastest growing major metropolitan area in the U.S. The tri-city metropolitan area of Raleigh, Durham and Chapel Hill, North Carolina has averaged growth of nearly 3,500 people each month since 2000. Forbes Magazine ranked Raleigh-Durham as the second best city in the country for business. The tri-city area is home to North Carolina State University, the University of North Carolina and Duke University. Education and health care is the area’s leading employment industry followed by trade/transportation/utilities, professional and business services and manufacturing. The median sales price for residential homes was $184,800 in the third quarter 2004. The unemployment rate in Raleigh was 3.3% in December 2004.

        We face significant competition, both in generating loans as well as in attracting deposits. Our market area is highly competitive and we face direct competition from a significant number of financial service providers, many with a statewide or regional presence and, in some cases, a national presence. In recent years, our market area has experienced continued consolidation of the banking industry as locally based institutions have been acquired by large regional and nationally based financial institutions.

        Many of these financial service providers are significantly larger than us and have greater financial resources. Our competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage-banking companies and insurance companies. Our most direct competition for deposits has historically come from commercial banks, savings associations and credit unions. In addition, we face increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, equity securities, mutual funds and annuities.

Lending Activities

        Loan Portfolio Composition. At December 31, 2004, our total loans receivable amounted to $3.1 billion, of which $418.3 million or 13.5% consisted of one-to-four family residential loans. Our investment in one-to-four family residential loans decreased $140.9 million, or 25.2%, as implementation of our lending strategy has caused us to increase our emphasis on construction, second mortgage residential, consumer, commercial real estate and land, business, multi-family residential and agricultural loans as well as warehouse mortgage lines of credit. Our emphasis on higher yielding and/or shorter term loans has also allowed us to reduce the weighted average contractual maturity of our loan portfolio. At December 31, 2004, 77.4% of our total loan portfolio had contractual maturities of 10 years or less compared to 64.9% at December 31, 2003. Additionally, 64.0% of our total loan portfolio had adjustable interest rates at December 31, 2004 compared to 63.0% at December 31, 2003.

        The types of loans that we may purchase and originate are subject to federal and state laws and regulations. The interest rates we charge on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors include, but are not limited to, economic conditions, monetary policies of the Federal Government, including the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and legislative tax policies.

        Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated:

	December 31,
	2004		2003		2002		2001		2000
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$418,270	13.54%	$559,134	25.20%	$547,619	28.66%	$487,015	32.10%	$541,711	44.79%
Second mortgage residential	255,222	8.26	258,121	11.63	25,590	1.34	15,487	1.03	23,730	1.96
Multi-family residential	142,454	4.61	99,078	4.47	79,953	4.18	74,209	4.89	67,025	5.54
Commercial real estate and land	597,114	19.33	449,152	20.25	398,076	20.83	258,277	17.03	210,654	17.42
Residential construction	601,075	19.46	245,782	11.08	156,322	8.18	113,300	7.47	77,421	6.40
Commercial construction	282,399	9.14	154,247	6.95	143,020	7.49	95,614	6.30	46,187	3.82
Agriculture	66,830	2.16	--	--	--	--	--	--	--	--

Total real estate loans	2,363,364	76.50	1,765,514	79.58	1,350,580	70.68	1,043,902	68.82	966,728	79.93

Business loans	142,675	4.62	64,522	2.91	33,375	1.75	12,193	0.80	2,755	0.23

Agriculture - operating	71,223	2.31	--	--	--	--	--	--	--	--

Warehouse mortgage lines of credit	132,928	4.30	78,759	3.55	236,492	12.38	224,067	14.77	37,173	3.07

Consumer loans:
Home equity	56,441	1.83	33,874	1.53	37,522	1.96	45,398	2.99	57,264	4.74
Home equity line of credit	142,725	4.62	117,899	5.31	94,801	4.96	61,839	4.08	38,700	3.20
Home improvement	73,386	2.37	74,915	3.38	82,081	4.30	76,555	5.05	76,015	6.29
Automobile	80,512	2.61	67,351	3.04	60,707	3.18	42,547	2.80	22,496	1.86
Other	25,956	0.84	15,621	0.70	15,131	0.79	10,486	0.69	8,283	0.68

Total consumer loans	379,020	12.27	309,660	13.96	290,242	15.19	236,825	15.61	202,758	16.77

Total loans	3,089,210	100.00%	2,218,455	100.00%	1,910,689	100.00%	1,516,987	100.00%	1,209,414	100.00%

Unamortized premiums, discounts
and deferred loan fees	7,228		10,790		3,998		(232)		(768)
Undisbursed portion of
construction and land
development loans in process	(441,452)		(193,063)		(123,331)		(109,852)		(70,625)

Net loans	2,654,986		2,036,182		1,791,356		1,406,903		1,138,021
Allowance for loan losses	(26,831)		(19,586)		(17,108)		(13,464)		(9,947)

Net loans after allowance for
loan losses	$2,628,155		$2,016,596		$1,774,248		$1,393,439		$1,128,074

(1) Includes loans held for sale	$11,956		$7,083		$8,504		$14,373		$3,712

        Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2004, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

(Dollars in thousands)	One-to-Four Family Residential	Second Mortgage Residential	Multi-Family Residential	Commercial Real Estate and Land	Residential Construction	Commercial Construction

Amounts due after December 31, 2004 in:
One year or less	$1,579	$145	$5,251	$77,496	$548,066	$39,278
After one year through two years	1,031	911	12,354	42,007	38,654	43,299
After two years through three years	2,195	2,102	19,908	63,419	--	16,580
After three years through five years	15,688	6,596	38,391	102,336	--	76,527
After five years through ten years	15,086	34,739	59,904	269,659	194	91,001
After ten years through fifteen years	29,236	141,248	4,260	25,885	573	1,474
After fifteen years	353,455	69,481	2,386	16,312	13,588	14,240

Total (1)	$418,270	$255,222	$142,454	$597,114	$601,075	$282,399

(1)	Gross of unamortized premiums, discounts and deferred loan fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.

(Dollars in thousands)	Agriculture	Business Loans	Agriculture - Operating	Warehouse Mortgage Lines of Credit	Consumer	Total

Amounts due after December 31, 2004 in:
One year or less	$6,574	$57,095	$54,264	$132,928	$26,075	$948,751
After one year through two years	2,448	9,176	4,487	--	34,193	188,560
After two years through three years	2,487	24,526	1,845	--	66,410	199,472
After three years through five years	10,005	33,239	7,416	--	207,874	498,072
After five years through ten years	35,615	16,880	2,887	--	28,942	554,907
After ten years through fifteen years	5,067	1,497	167	--	14,705	224,112
After fifteen years	4,634	262	157	--	821	475,336

Total (1)	$66,830	$142,675	$71,223	$132,928	$379,020	$3,089,210

(1)	Gross of unamortized premiums, discounts and deferred loan fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.

        The following table shows the dollar amount of all loans, including loans held for sale, before net items, due after one year from December 31, 2004 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

(Dollars in thousands)	Fixed-Rate	Floating or Adjustable-Rate	Total
One-to-four family residential	$85,883	$330,808	$416,691
Second mortgage residential	240,527	14,550	255,077
Multi-family residential	60,221	76,982	137,203
Commercial real estate and land	107,016	412,602	519,618
Residential contruction	22,391	30,618	53,009
Commercial construction	151,612	91,509	243,121
Agriculture	13,124	47,132	60,256
Business loans	44,712	40,868	85,580
Agriculture - operating	10,144	6,815	16,959
Consumer	216,392	136,553	352,945

Total	$952,022	$1,188,437	$2,140,459

        Origination, Purchase, Sale and Servicing of Loans. Our lending activities are subject to underwriting standards and loan origination procedures established by our Board of Directors and management. Applications for mortgages and other loans are taken at our banking and loan production offices. In the past, we relied on a network of loan correspondents and brokers to originate a substantial part of our loans. In recent years we have greatly expanded our capacity to directly originate loans through the expansion of our loan production office network and the employment of a number of experienced loan originators. We continue to use loan correspondents to originate single-family residential loans to supplement our origination efforts. A substantial portion of such loans consists of fixed-rate, single-family residential mortgage loans which we sell into the secondary market with servicing retained.

        Although we originate both adjustable-rate and fixed-rate loans, our ability to originate and purchase fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. In order to implement our strategy of building a mortgage loan portfolio that consists primarily of adjustable-rate loans, our purchase activity has increased in recent years. The loans purchased for retention during this period consisted of construction, one-to-four family residential, second mortgage residential, consumer (primarily home improvement loans and indirect automobile financing), commercial real estate and land (including participation interests), multi-family residential and business loans.

        Generally, we originate adjustable-rate mortgage loans for retention in our portfolio. It is our current policy to sell substantially all the single-family, fixed-rate residential first mortgage loans we originate or purchase. Substantially all of the loans sold are sold to either Fannie Mae (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) or the FHLB pursuant to the Mortgage Partnership Finance program. Upon receipt of an application to make a fixed-rate loan, we typically enter into agreements to sell such loans to FNMA, FHLMC or the FHLB pursuant to forward sale commitments, with delivery being required in approximately 90 days. We generally agree to deliver a somewhat smaller dollar amount of loans in the event that not all the loans for which applications are submitted actually close. Loans are delivered pursuant to such sale contracts upon their origination or purchase and are not aggregated for sale as loan packages. As a result, we typically do not have a significant amount of loans held for sale at any given point in time. We recognize, at the time of disposition, the gain or loss on the sale of the loans. The gain or loss is based on the difference between the net proceeds received and the carrying value of the loans sold. During 2002, 2003 and 2004, we increased our purchases of fixed-rate, single-family residential first mortgage loans for immediate sale as we continued to increase the size of our loan servicing portfolio. While we purchased $15.6 million of such loans in 2000, in 2001, 2002, 2003 and 2004 such purchases increased to $195.4 million, $339.0 million, $324.1 million and $159.4 million, respectively.

        In recent years, we have developed lending relationships with several financial institutions and mortgage bankers pursuant to which we have purchased whole loans or loan participation interests secured by properties located outside our Primary Lending Market Area. Our purchases have consisted of second mortgage residential, construction loans or participation interests in such loans, both residential and commercial, as well as commercial real estate and land, and were originated under underwriting guidelines substantially identical to our own guidelines. For loans in which we hold a participation interest we generally require the lead lender to maintain anywhere from 5% to 50% interest in the loans. Prior to entering into such relationships, we conduct on-site due diligence of each lender, including document review as well as management interviews. We also conduct on-site inspections of selected properties and of the market areas in which the properties are located. In addition, we apply our own underwriting standards to each loan or loan participation we purchase. We also review and underwrite, with respect to construction loans, the individual builders to whom loans are being extended, establishing a limit as to the total amount that we will lend to each such builder. We engage local independent inspectors to inspect the progress of construction on properties securing such loans and base our disbursements on such inspections. We also generally visit the lenders every three to six months to conduct follow-up inspections of the lenders’ operations as well as to review the collateral property securing the loans. The following primary lending relationships existed at December 31, 2004:

Charleston and Columbia, South Carolina. Of the primary relationships, the first is with a mortgage banker in the Charleston and Columbia, South Carolina markets. Pursuant to the relationship with this mortgage banker, we have purchased loans made to local builders to finance the construction of residential properties. Under the terms of our arrangement, we service these loans and the mortgage banker shares 50% of any losses incurred. As of December 31, 2004, this relationship consisted of 620 individual loans with an aggregate balance of $127.0 million. The outstanding loan balance under this relationship (disbursed loan proceeds) was $70.6 million at December 31, 2004.

Maitland (Orlando), Florida. The second relationship is with a mortgage banker in the Maitland (Orlando), Florida area which began in April 2003. Pursuant to this relationship, we have purchased loans made to individual borrowers to finance the construction of single-family residential properties. Under the terms of this relationship, all loans purchased are pre-approved for permanent financing following the construction phase. Disbursements are made on the purchased loans by others as the construction phase progresses. As of December 31, 2004, this relationship encompassed 455 individual loans with an aggregate balance of $67.3 million. The outstanding loan balance under this relationship (disbursed loan proceeds) was $31.5 million at December 31, 2004.

Birmingham, Alabama. The third relationship is with a financial institution headquartered in Birmingham, Alabama and involves the purchase of generally a 50% loan participation interest in residential construction and commercial real estate and land loans extended to builders. Currently, the loans are secured by properties located in Birmingham, Alabama; Atlanta, Georgia and Las Vegas, Nevada. At December 31, 2004, this relationship consisted of 397 individual loans with an aggregate balance of $36.0 million. The outstanding loan balance under this relationship (disbursed loan proceeds) was $26.7 million at December 31, 2004.

        At December 31, 2004 and 2003, we were servicing $1.1 billion and $956.7 million, respectively, of loans for others, primarily consisting of one-to-four family residential loans sold by us to investors. In recent years, we began selling substantially all fixed-rate loans with servicing retained in order to develop additional sources of noninterest income. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, remitting certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee income from loans sold is generally 0.25% to 0.50% of the total balance of each loan serviced.

        Loans-to-One Borrower Limitations. As a federal savings bank, we are limited in the amount of loans we can make to any one borrower. This amount is equal to 15% of our unimpaired capital and surplus (this amount was approximately $38.5 million at December 31, 2004), although we are permitted to lend up to an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. Our aggregate loans to any one borrower have been within these limits for the year ended December 31, 2004. At December 31, 2004, our six largest credit relationships with an individual borrower and related entities consisted of loans that total $25.4 million, $24.9 million, $20.0 million, $20.0 million, $19.4 million and $18.9 million. A brief summary of these six relationships follows:

•	The largest credit is a $25.4 million relationship collateralized by a 364 unit apartment complex located in Colorado Springs, Colorado. This relationship consists of three loans: a $12.6 million one-year adjustable-rate loan with a five-year term, a $12.7 million fixed-rate loan with a five-year term and a $100,000 fixed-rate loan with a five- year term. These loans are classified as multi-family residential loans in the loan composition table.

•	The second largest credit relationship consists of a business revolving line of credit for $12.0 million and an equipment term note of $12.9 million. Both loans are secured by the assets of four related companies in Lincoln, Nebraska engaged in asphalt and concrete paving and utilities construction. The $12.0 million adjustable-rate revolving line of credit, which matures in September 2006, is intended to finance work-in-process, accounts receivable and inventory. The $12.9 million adjustable-rate term note, which matures in September 2009, consolidated existing equipment loans with other financial institutions. At December 31, 2004, the total outstanding balance on the line of credit was $12.0 million. These loans are classified as business loans in the loan composition table.

•	The third largest credit relationship consists of two $10.0 million business revolving lines of credit secured by real estate and other business assets to a borrower who owns an excavation and construction company in Lincoln, Nebraska. One $10.0 million line is intended to finance work-in-process, accounts receivable and inventory. The other $10.0 million line is intended to finance equipment. Both loans have adjustable interest rates and mature in September 2006. At December 31, 2004, the total outstanding balance for both lines of credit aggregated $575,000. These lines of credit are classified as business loans in the loan composition table.

•	The fourth largest credit relationship consists of two adjustable-rate business revolving lines of credit, one for $19.75 million and one for $250,000 to four related companies located in Lincoln, Nebraska. The $19.75 million line of credit is used to purchase real estate tax sale certificates from various governmental entities in several states while the $250,000 line of credit is used to meet operating needs of the borrower. The borrower’s interest in the real estate tax sale certificates purchased and all other business assets of the borrower are used to secure both lines of credit. At December 31, 2004, the total outstanding balance for both lines of credit aggregated $14.3 million. These lines of credit are classified as business loans in the loan composition table.

•	The fifth largest credit relationship consists of a $19.4 million credit relationship to construct a 323 unit apartment complex to be built in San Antonio, Texas. In addition to being secured by real estate, we are also secured by letters of credit totaling $1.1 million. This credit relationship carries a fixed interest rate for the first three years with annual adjustments thereafter and matures in September 2009. At December 31, 2004, $1,000 had been disbursed under this credit relationship as this is a new loan which is classified as a commercial construction loan in the loan composition table.

•	The sixth largest credit relationship is an $18.9 million participation interest in the construction financing of a 442,576 square foot retail center located in Omaha, Nebraska. We are one of three financial institutions participating in this $67.3 million construction project. This loan has an adjustable-rate and matures in August 2005. At December 31, 2004, a total of $18.0 million had been disbursed under this credit relationship. This loan is classified as a commercial construction loan in the loan composition table.

Each of these relationships was performing in accordance with its terms and conditions as of December 31, 2004.

        The following table shows total loans originated, purchased, sold and repaid during the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Net loans after allowance for loan losses,
beginning of year	$2,016,596	$1,774,248	$1,393,439

Loan originations:
One-to-four family residential	145,655	377,661	239,093
Second mortgage residential	3,361	2,787	1,084
Multi-family residential	10,794	42,309	6,243
Commercial real estate and land	167,448	99,426	75,889
Residential construction	190,964	154,695	100,599
Commercial construction	166,714	59,075	69,793
Agriculture	7,404	--	--
Business	221,466	99,198	38,340
Agriculture - operating	37,432	--	--
Warehouse mortgage lines of credit (1)	3,145,266	5,491,777	4,427,554
Consumer	152,692	147,069	133,379

Total loan originations	4,249,196	6,473,997	5,091,974

Loan purchases:
One-to-four family residential (2)	192,163	652,751	641,188
Second mortgage residential	122,069	304,593	31,984
Multi-family residential	12,895	13,500	19,696
Commercial real estate and land	44,925	43,949	120,291
Residential construction	551,654	184,126	97,949
Commercial construction	42,371	45,568	14,200
Business	8,511	21,326	--
Consumer	75,891	67,526	85,249

Total loan purchases	1,050,479	1,333,339	1,010,557

Total loan originations and purchases	5,299,675	7,807,336	6,102,531

Sales and loan principal repayments:
Loan sales:
One-to-four family residential	(280,990)	(627,525)	(565,585)
Consumer	(4,041)	(6,519)	(2,129)
Loan principal repayments:
Mortgage, business and consumer	(1,349,928)	(1,215,568)	(725,674)
Warehouse mortgage lines of credit (1)	(3,091,097)	(5,649,510)	(4,415,441)

Total loan sales and principal
repayments	(4,726,056)	(7,499,122)	(5,708,829)

Increase due to acquisition	304,300	--	--
Decrease due to other items (3)	(266,360)	(65,866)	(12,893)

Net loans after allowance for loan losses,
end of year	$2,628,155	$2,016,596	$1,774,248

(1)	Reflects amounts advanced and repaid under such lines of credit during the years presented.
(2)	Substantially all of these loans were acquired from mortgage bankers and sold to Fannie Mae, Freddie Mac or the Federal Home Loan Bank with servicing retained.
(3)	Other items consist of unamortized premiums, discounts and deferred loan fees, undisbursed portion of construction and land development loans in process and the allowance for loan losses.

        One-to-Four Family Residential Mortgage Lending. We offer both fixed-rate and adjustable-rate loans with maturities of up to 30 years secured by single-family residences. Single-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, from mortgage bankers and through referrals from members of our local communities. At December 31, 2004, our one-to-four family residential mortgage loans totaled $418.3 million or 13.5% of total loans. Of such amount, $224.2 million, or 53.6%, related to loans secured by properties located outside our Primary Lending Market Area and approximately 79.3% had adjustable rates. The average loan size of our one-to-four family residential mortgage portfolio was $108,000 at December 31, 2004. A total of $1.9 million, or 0.46%, of our one-to-four family residential mortgage loans at December 31, 2004 were 90 days or more delinquent compared to $1.5 million, or 0.26%, at December 31, 2003. During the years ended December 31, 2004 and 2003, we charged-off an aggregate of $16,000 and $6,000 of one-to-four family residential mortgage loans, respectively.

        We currently originate or purchase adjustable-rate, single-family residential mortgage loans with terms of up to 30 years and interest rates which generally adjust one to seven years from the outset of the loan and thereafter annually for the duration of the loan. The interest rates for such adjustable-rate loans are normally tied to indices such as the U.S. Treasury CMT or Libor, plus a margin. Our adjustable-rate loans generally provide for periodic caps (not more than 2.0%) on the increase or decrease in the interest rate at any adjustment date. The maximum amount the rate can increase or decrease from the initial rate during the life of the loan is 5% to 6%.

        The origination or purchase of adjustable-rate, residential mortgage loans helps reduce our exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

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

        Second Mortgage Residential Lending. Second mortgage loans declined to $255.2 million, or 8.3% of the total loan portfolio, at December 31, 2004 compared to $258.1 million, or 11.6% of the total loan portfolio, at December 31, 2003. Although the purchase for retention in our portfolio of fixed-rate second mortgage residential loans is contrary to our general policy of pursuing adjustable-rate loans, the expected yields and lives of the fixed-rate loans justified their inclusion in our loan portfolio. At December 31, 2004, $212.2 million, or 83.1% of our second mortgage residential loans, were secured by properties located outside our Primary Lending Market Area. The average loan size of our second mortgage residential loan portfolio was $35,000 at December 31, 2004. Of the second mortgage residential loans outstanding at December 31, 2004, approximately 94.3% were fixed-rate loans. At December 31, 2004, $739,000, or 0.29%, were 90 or more days delinquent compared to $224,000, or 0.09%, at December 31, 2003. During the years ended December 31, 2004 and 2003, we charged-off an aggregate of $520,000 and $107,000, respectively, of second mortgage residential loans.

        Multi-Family Residential Real Estate. We invest in multi-family residential loans that are secured by multi-family housing units generally located in our Primary Lending Market Area. At December 31, 2004, our multi-family residential loan portfolio totaled $142.5 million, or 4.6% of the total loan portfolio, compared to $99.1 million, or 4.5% of the total loan portfolio, at December 31, 2003. At December 31, 2004, 86.6% of the multi-family residential loans were secured by properties located in our Primary Lending Market Area. The average loan size of our multi-family residential loan portfolio was $1.8 million at December 31, 2004 and 54.0% of our multi-family residential loans had adjustable rates of interest. At December 31, 2004, $2.4 million, or 1.7% of our multi-family residential loans, were 90 or more days delinquent. We had no multi-family residential loans 90 or more days delinquent at December 31, 2003. We had no charge-offs of multi-family residential loans during the years ended December 31, 2004 and 2003.

        The largest multi-family residential credit relationship at December 31, 2004 is a $25.4 million relationship collateralized by a 364 unit apartment complex located in Colorado Springs, Colorado. This relationship consists of three loans: a $12.6 million one-year adjustable-rate loan with a five-year term, a $12.7 million fixed-rate loan with a five-year term and a $100,000 fixed-rate loan with a five-year term. These loans were performing in accordance with their loan terms at December 31, 2004.

        Commercial Real Estate and Land Lending. We invest in commercial real estate loans that are secured by properties generally used for business purposes, such as office buildings and retail facilities, and land being held for commercial and residential development. The properties securing these loans are located primarily in Lincoln and Omaha, Nebraska and in selected areas outside of our Primary Lending Market Area. We have increased our involvement in this lending category as part of our strategy to increase our investment in loans with higher yield and/or shorter expected average lives. We have also increased our capacity to originate such loans internally with the hiring of several experienced commercial real estate lenders as well as the opening of loan production offices in Arizona, Colorado, Florida, Minnesota and North Carolina.

        Our underwriting procedures provide generally that commercial real estate loans (as well as multi-family, land and commercial construction loans) may be made in amounts up to 80% of the value of the property if it is located within our Primary Lending Market Area and 75% of the value if it is outside our Primary Lending Market Area. Any loan exceeding such loan-to-value ratio must be supported by documentation of the relevant factors justifying the deviation which is reviewed by the Board of Directors on a quarterly basis. The following is a summary of lending guidelines concerning our commercial real estate lending:

•	The total of commercial real estate loans exceeding established loan-to-value limits may not exceed 30% of our risk-based capital. At December 31, 2004, we were in compliance with established guidelines related to risk-based capital as these loans totaled 18.0% of our risk-based capital.

•	The total of all commercial real estate loans, land loans related to commercial development, multi-family residential loans and commercial construction loans cannot exceed 50% of our total loan portfolio. At December 31, 2004, 33.1% of our total loan portfolio consisted of such loans. Furthermore, no more than 40% of such loans can be secured by properties located outside of our Primary Lending Market Area. At December 31, 2004, 19.4% of such loans were secured by properties outside our Primary Lending Market Area, with the highest concentration of such loans in California (4.2%).

•	Such loans are currently originated with various indices such as U.S. Treasury CMT, Libor or prime rate, plus a margin, with various terms and with interest rates which generally adjust every three or five years. The majority of these loans have 20 or 25 year amortization schedules and require payment of the remaining principal at maturity. Our adjustable-rate loans generally do not have periodic limits on the increases or decreases in the interest rate that may be affected at the time of the adjustment other than lifetime floor and ceiling limits.

•	Most commercial real estate and land and multi-family residential loans are underwritten by our centralized loan underwriting department. In underwriting these loans, we consider all aspects of the credit profile of each borrower’s ability to repay the debt. We consider the borrower’s income, probable continuation of income and credit history.

•	Loans in excess of $10.0 million, in addition to management level approval, must also be approved by our Board of Directors.

•	We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 125%. Personal guarantees are generally required. In addition, we require that security instruments contain affirmative language concerning the prospective borrower’s responsibility for compliance with laws and regulations (including environmental, health and safety) and for protecting the environmental conditions of the security property. A phase one environmental assessment report, prepared in conformance with our environmental risk policy, is normally obtained if the loan is in excess of $1.0 million or if there is any indication of possible contamination at the security property.

        Our commercial real estate and land loan portfolio at December 31, 2004 was $597.1 million, or 19.3% of total loans, compared to $449.2 million, or 20.3% of total loans, at December 31, 2003. At December 31, 2004, $468.2 million, or 78.4% of our commercial real estate and land loans, were secured by properties located within our Primary Lending Market Area. The average loan size of our commercial real estate loan portfolio at December 31, 2004 was $631,000. At December 31, 2004, 78.7% of our commercial real estate and land loans had adjustable rates. A total of $707,000, or 0.12%, of our commercial real estate and land loans at December 31, 2004 were 90 days or more delinquent. We had no commercial real estate and land loans delinquent 90 or more days at December 31, 2003. During the years ended December 31, 2004 and 2003, we charged-off an aggregate of $0 and $330,000, respectively, of commercial real estate and land loans.

        The largest commercial real estate loan outstanding at December 31, 2004 is a $16.3 million 10-year adjustable-rate loan and a $3.0 million adjustable-rate operating line of credit secured by a 59 bed acute care hospital located in Lincoln, Nebraska dedicated to heart surgeries and related procedures. These loans were performing in accordance with their terms at December 31, 2004.

        In recent years we have increased our lending to finance the acquisition of land for residential and commercial real estate projects. Such land loans totaled $151.2 million, or 4.9% of total loans, at December 31, 2004 ($106.2 million of which had been disbursed at such date). The average size of our land loans at December 31, 2004 was $724,000.

        During 2004, we refinanced a land development loan and a revolving line of credit loan aggregating $20.0 million which are secured by a 290 acre parcel of land in Lincoln, Nebraska. At December 31, 2004, a total of $10.8 million had been disbursed to the borrower. The loans were performing in accordance with their terms at December 31, 2004.

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

        Construction Lending. We offer residential construction loans for either pre-sold houses (a purchase contract has been signed) or speculative houses (properties for which no buyer yet exists). We are also involved in commercial real estate construction lending as well as purchasing participation interests in such loans. Approximately 60% of our residential construction loans are for pre-sold houses. We originate our residential construction loans within our Primary Lending Market Area typically through direct contact with home builders. Most of such loans involve properties located in our Primary Lending Market Area. During the past few years, we have become involved in purchasing residential construction loans and participation interests in such loans secured by properties located outside our Primary Lending Market Area, generally in more densely populated cities in South Carolina, Georgia, Alabama and Nevada. As part of the increased emphasis on construction lending, we have, in recent years, hired several experienced loan originators in order to increase our capabilities in this type of lending. Additionally, on November 1, 2004, we completed the purchase of all non-Indiana residential construction loan production offices from First Indiana Bank. The purchase, which included $134.4 million of outstanding residential construction loans against forward commitments of $264.5 million, also included loan production offices in Phoenix, Arizona; Charlotte, North Carolina; Raleigh, North Carolina and Orlando, Florida. The following summarizes the residential construction loan portfolios at each of the loan production offices acquired from First Indiana Bank:

Phoenix, Arizona. At December 31, 2004, there were 131 individual residential construction loans to individuals and local builders outstanding. The aggregate balance of these loans was $52.3 million ($24.6 million had been disbursed) at December 31, 2004.

Charlotte, North Carolina. At December 31, 2004, there were 205 individual residential construction loans to individuals and local builders outstanding. The aggregate balance of these loans was $63.1 million ($25.4 million had been disbursed) at December 31, 2004.

Raleigh, North Carolina. At December 31, 2004, there were 114 individual residential construction loans to individuals and local builders outstanding. The aggregate balance of these loans was $56.7 million ($25.1 million had been disbursed) at December 31, 2004.

Orlando, Florida. At December 31, 2004, there were 107 individual residential construction loans outstanding to both individuals and local builders. The aggregate balance of these loans was $98.9 million ($49.3 million had been disbursed) at December 31, 2004.

The following is a summary of our lending guidelines for residential construction loans:

•	Whether we originate or purchase residential construction loans, we review all plans, specifications and cost estimates and require that the contractor be deemed reputable.

•	The amount of construction advances to be made, together with the sum of previous disbursements, may not exceed the percentage of completion of the construction.

•	Such loans generally have terms not exceeding 18 months, have loan-to-value ratios of 90% or less of the appraised value upon completion and do not require the amortization of the principal during the term of the loan.

•	The loans are generally made with adjustable rates of interest based on the Wall Street Journal prime rate plus a margin.

        At December 31, 2004, residential construction loans (including participation interests) totaled $601.1 million (including undisbursed loans in process), or 19.5%, of our total loan portfolio. Of such amount, $156.7 million, or 26.1%, related to loans secured by properties located outside our Primary Lending Market Area. The average loan size of our residential construction loans was $304,000 at December 31, 2004. A total of 83.6% of our residential construction loans had adjustable rates of interest at December 31, 2004. At December 31, 2004, $2.3 million, or 0.38%, of our total residential construction loan portfolio was 90 or more days delinquent compared to $1.0 million, or 0.41%, at December 31, 2003. During the years ended December 31, 2004 and 2003, we charged-off an aggregate of $138,000 and $13,000, respectively, of residential construction loans.

        We have increased significantly our involvement in commercial construction lending during the last three years. Most of such loans are extended to build office buildings, retail centers or apartment buildings. As a result of such efforts, commercial construction loans totaled $282.4 million (including undisbursed loans in process) at December 31, 2004, or 9.1% of total loans, compared to $154.2 million, or 7.0% of total loans, at December 31, 2003. The average loan size of our commercial construction loan portfolio was $3.7 million at December 31, 2004. At December 31, 2004, $50.3 million, or 17.8%, of our commercial construction loans were secured by properties located outside our Primary Lending Market Area. Of the commercial construction loans outstanding at December 31, 2004, approximately 41.4% had adjustable rates. At December 31, 2004 and 2003, we had no commercial construction loans 90 or more days delinquent. Additionally, there were no commercial construction loans charged-off during the years ended December 31, 2004 and 2003.

        At December 31, 2004, our largest commercial construction loan was an $18.9 million participation in the construction financing of a 442,576 square foot retail center located in Omaha, Nebraska. We are one of three financial institutions participating in this $67.3 million construction project. At December 31, 2004, a total of $18.0 million had been disbursed under this credit relationship. This loan was performing in accordance with its terms at December 31, 2004.

        Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value when completed or developed compared to the projected cost (including interest) of construction and other assumptions, including the approximate time to sell residential properties. If the appraised value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

        Agricultural Loans. Agricultural loans are made predominantly to farmers and ranchers in our Primary Banking Market Area to finance agricultural production activities and to purchase or refinance agricultural real estate. Agricultural real estate loans are made to farmers and ranchers to purchase or refinance real estate used in agricultural activities. At December 31, 2004, our agricultural real estate loans totaled $66.8 million or 2.2% of the total loan portfolio. At December 31, 2004, 76.6% of our agricultural real estate loans had adjustable interest rates. The average loan size of our agricultural real estate loan portfolio was $112,000 at December 31, 2004. At December 31, 2004, $349,000 or 0.52%, of our agricultural real estate loans were 90 or more days delinquent. We had no charge-offs of agricultural real estate loans during the year ended December 31, 2004.

        Agricultural operating loans are made to finance the day-to-day operations of agricultural production activities. At December 31, 2004, our agricultural operating loans totaled $71.2 million or 2.3% of the total loan portfolio. At December 31, 2004, 73.8% of our agricultural operating loans had adjustable interest rates. The average loan size of our agricultural operating loan portfolio was $57,000 at December 31, 2004. At December 31, 2004, $1,000 of our agricultural operating loans was 90 or more days delinquent. We charged-off $64,000 of agricultural operating loans during the year ended December 31, 2004.

        Warehouse Mortgage Lines of Credit. We are actively involved in originating revolving lines of credit to mortgage brokers. The lines are drawn upon by such companies to fund the origination of single-family residential loans. Prior to funding the advance, the mortgage broker must have an approved commitment for the purchase of the loan which reduces credit exposure associated with the line. The lines are repaid upon sale of the mortgage loan to third parties which usually occurs within 30 days of origination of the loan. In connection with extending the line of credit to the mortgage broker, we enter into agreements with each company to which such mortgage broker intends to sell loans. Under such agreements, the loan purchaser agrees to hold the mortgage documents issued by the mortgage brokers on our behalf and for our benefit until such time that the purchaser remits to us the purchase price for such loans. As part of the structure of the lines of credit, the mortgage brokers are required to maintain commercial deposits with us, with the amount of such deposits depending upon the amount of the line and other factors. The lines are structured with adjustable rates indexed to the Wall Street Journal prime rate. We fund a portion of the advances using short-term borrowings from the FHLB. Maximum amounts permitted to be advanced by us under existing warehouse mortgage lines of credit range in amounts from $2.5 million to $55.0 million. Our warehouse mortgage lines of credit totaled $132.9 million, or 4.3% of the total loan portfolio, at December 31, 2004 compared to $78.8 million, or 3.6% of the total loan portfolio, at December 31, 2003. With respect to our largest line of credit ($55.0 million), we have arranged participation interests aggregating $20.0 million to other financial institutions thus reducing to $35.0 million our line of credit in order to limit risk and to ensure compliance with our loans-to-one borrower regulatory limitation. At December 31, 2004, the largest outstanding amount under an individual warehouse mortgage line was $16.1 million. Additionally, at December 31, 2004, unused warehouse mortgage lines of credit totaled $439.6 million compared to unused lines of $493.1 million at December 31, 2003. Line of credit advances totaled $3.1 billion for the year ended December 31, 2004 compared to $5.5 billon for the year ended December 31, 2003, which is the result of a reduced level of refinancing activity during the year ended December 31, 2004 compared to the year ended December 31, 2003 which was partially offset by an increased number of brokers with which we do business. At December 31, 2004 and December 31, 2003, there were no warehouse mortgage lines of credit 90 or more days delinquent. During the years ended December 31, 2004 and 2003, we charged-off an aggregate of $20,000 and $110,000, respectively, of warehouse mortgage lines of credit.

        Business Lending. Business loans are made predominantly to small and mid-sized businesses located within our Primary Banking Market Area. We are increasing our focus on such lending in conjunction with our overall increased emphasis on loans with higher yields and/or shorter expected lives. At December 31, 2004, we had $142.7 million in business loans which amounted to 4.6% of total loans receivable compared to $64.5 million or 2.9% of total loans receivable at December 31, 2003. Of the business loans outstanding at December 31, 2004, approximately 60.2% had adjustable rates. At December 31, 2004, $771,000 or 0.54% of our total business loan portfolio was 90 or more days delinquent compared to $219,000 or 0.34% at December 31, 2003. For the years ended December 31, 2004 and 2003, we charged-off an aggregate of $57,000 and $5,000, respectively, of business loans.

        The largest credits consists of a business revolving line of credit for $12.0 million and an equipment term note of $12.9 million. Both loans are secured by the assets of four related companies in Lincoln, Nebraska engaged in asphalt and concrete paving and utilities construction. The $12.0 million revolving line of credit is intended to finance work-in-process, accounts receivable and inventory. This line of credit carries an adjustable interest rate and matures in September 2006. The $12.9 million term note was executed to consolidate existing equipment loans with other financial institutions and carries an adjustable interest rate. This note matures in September 2009. At December 31, 2004, the total outstanding balance for both lines of credit aggregated $24.9 million.

        Consumer and Other Lending. Consumer loans, consisting primarily of home equity, home improvement and automobile loans amounted to $379.0 million or 12.3% of our total loan portfolio at December 31, 2004. We generally offer home equity loans and lines of credit in amounts up to $100,000 with a term of 15 years or less and a loan-to-value ratio up to 100% of value. We also offer home improvement loans in amounts up to $100,000 with a term of 15 years or less and a loan-to-value ratio up to 100% of value. A substantial portion of our home improvement loans consist of participation interests we have purchased from a third party. Under the terms of our arrangement with this third party, if any loan becomes more than 120 days past due, we can require the seller to repurchase such loan at a price equal to our total investment in the loan, including any uncollected and accrued interest. During 2004, we purchased $22.7 million of such loans and at December 31, 2004, we held $56.4 million of loans purchased under such arrangement. We also offer automobile loans in amounts up to $50,000 with maximum 72 month and 60 month terms for new and used cars, respectively, and purchase price ratios of generally not more than 95% and 85% for new and used cars, respectively. Most of our automobile loans are obtained through a network of 73 new and used automobile dealers located primarily in Lincoln and Omaha, Nebraska. During 2004, we purchased approximately $26.7 million of such loans. Although employees of the automobile dealership take the application, the loan is made pursuant to our own underwriting standards and must be approved by one of our authorized loan officers. Upon closing of the loan by the dealer, the loan is purchased by us. Our consumer loan portfolio also includes recreational vehicle, boat, motorcycle and other unsecured loans.

        Unsecured loans and loans secured by rapidly depreciating assets, such as automobiles, entail greater risks than single-family residential mortgage loans. In such cases, repossessed collateral, if any, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Further, consumer loan collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 2004, $1.1 million, or 0.30% of our consumer loan portfolio, was 90 or more days delinquent compared to $700,000, or 0.23%, at December 31, 2003. For both years ended December 31, 2004 and 2003, we charged-off $1.4 million of consumer loans.

        Loan Commitments. At December 31, 2004, we had issued commitments totaling $834.8 million, excluding the undisbursed portion of construction and land development loans in process, to fund and purchase loans, extend credit on commercial and consumer unused lines of credit and to extend credit under unused warehouse mortgage lines of credit. These outstanding loan commitments to extend credit do not necessarily represent future cash requirements since many of the commitments may expire without being drawn.

        Derivative Financial Instruments. The Company enters into commitments to fund loans in which the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives under Statement of Financial Accounting Standard (“SFAS”) No. 133 and are recorded at their fair value in other assets on the Consolidated Statements of Financial Condition. Changes in fair value are recorded in the net gain on loans held for sale category on the Consolidated Statements of Income. Fair value is based on a quoted market price that closely approximates the gain that would have been recognized if the loan commitment was funded and sold at December 31, 2004. The amount of expected servicing rights is excluded from the measurement of fair value. The measurement of fair value is also adjusted for anticipated cancellation by the borrower of commitments that will never be funded. Rate lock commitments expose the Company to interest rate risk.

        The Company manages the interest rate risk by entering into forward sales commitments, which are also defined as derivatives under SFAS No. 133, and are recorded at their fair value in the other liabilities category on the Consolidated Statements of Financial Condition, with changes in fair value reported in net gain on loans held for sale on the Consolidated Statements of Income. Their fair value is based on a quoted premium or penalty that would be received or paid if we exited the forward position at December 31, 2004.

        Loan Approval Procedures and Authority. Our Board of Directors establishes lending policies. All general lending procedures are set on an ongoing basis by the Asset/Liability Committee composed of the following officers of the Bank: Chief Executive Officer, Chief Operating Officer, Director of Lending, Director of Administration, Director of Retail Banking, Chief Financial Officer, Controller and Financial Analysis Manager. Under policies established by the Board of Directors, various officers or combinations of officers have loan approval authority, the specific amounts and requirements being set forth for each loan type. For loan amounts in excess of $10.0 million, approval of our Board of Directors is required.

Delinquent Loans, Classified Assets and Real Estate Owned

        Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis. These reports include information regarding all loans 30 days or more delinquent and all real estate owned. These reports are also provided to the Board of Directors. The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We generally send the borrower a written notice of non-payment after the loan is first past due. Our loan recovery guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to commencing legal action, we will attempt to obtain full payment or work out a repayment schedule with the borrower. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence recovery proceedings against all property that secures the loan. If a legal action is instituted and the loan is not brought current, paid in full, or refinanced before the recovery sale, the property securing the loan generally is sold and, if purchased by us, becomes real estate owned.

        Federal regulations and our Asset Classification Policy require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated the Office of Thrift Supervision’s (“OTS”) internal asset classifications as a part of our credit monitoring system. All assets are subject to classification. Asset quality ratings are divided into three asset classifications: Pass (unclassified), special mention and classified (adverse classification). Additionally, there are three adverse classifications: “substandard”, “doubtful” and “loss”. A pass asset is considered to be of sufficient quality to preclude a special mention or an adverse rating. The special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in our credit position at a future date. Problem assets receive an adverse classification. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

        When we classify one or more assets, or portions thereof, as “substandard”, “doubtful” or “loss”, we establish a valuation allowance for loan losses in an amount deemed prudent by management based on the specific facts of the asset. In addition to these specific valuation allowances, we establish a general valuation allowance to absorb losses which exist in the loan portfolio but which have not been specifically identified. To quantify this general valuation allowance, we segment the loan portfolio by loan type and apply loss factors to develop our allowance levels. These loss factors are developed using our historical loan loss experience for each group of loans as further adjusted for specific documented factors, including the following:

•	Trends and levels of delinquent or "impaired" loans;
•	Trends and levels of charge-offs;
•	Trends in volume and underwriting terms or guarantees for the loans;
•	Impact of changes in underwriting standards, risk tolerances, or other changes in lending practices;
•	Changes in qualifications or experience of the lending staff;
•	Changes in local or national economic or industry conditions; and
•	Changes in credit concentration.

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

        The Asset Classification Committee is composed of the following officers of the Bank: Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Director of Lending, Chief Financial Officer, the Assistant Director of Lending, Controller, Financial Analysis Manager and Regulatory Reporting Accountant. The Asset Classification Committee reviews and classifies assets no less frequent than quarterly and the Board of Directors reviews the results of the reports on a quarterly basis. At December 31, 2004 and 2003, we had $29.3 million and $10.4 million, respectively, of assets classified as “substandard” which consisted of real estate owned, single-family residential mortgage, residential construction, business and consumer loans. Non-accrual loans are those loans 90 days or more delinquent. At December 31, 2004 and 2003, substandard assets included in loans 90 days or more delinquent were $10.2 million and $3.6 million, respectively. At such dates, we had no loans classified as “doubtful” or “loss.” In addition, as of December 31, 2004 and 2003, we had $36.9 million and $35.3 million, respectively, of loans designated “special mention.”

        Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated:

	December 31, 2004				December 31, 2003
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
(Dollars in thousands)	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
One-to-four family residential	38	$8,203	13	$1,914	23	$1,844	11	$1,461
Second mortgage residential	43	1,426	19	739	26	1,051	4	224
Multi-family residential	--	--	1	2,374	--	--	--	--
Commercial real estate and land	8	643	3	707	2	142	--	--
Residential construction	16	1,529	13	2,256	15	2,501	3	1,012
Commercial construction	--	--	--	--	--	--	--	--
Agriculture	2	120	3	349	--	--	--	--
Business loans	20	1,122	4	771	2	126	1	219
Agriculture - operating	18	566	1	1	--	--	--	--
Warehouse mortgage lines of credit	--	--	--	--	--	--	--	--
Consumer loans	391	3,448	107	1,121	255	2,945	60	700

Total delinquent loans	536	$17,057	164	$10,232	323	$8,609	79	$3,616

Delinquent loans as a percentage of
total loans		0.55%		0.33%		0.39%		0.16%

        Non-Accrual Loans and Real Estate Owned. The following table sets forth information regarding non-accrual loans and real estate owned. At December 31, 2004, nonperforming loans consisted of 32 single-family residential loans with an average balance of $83,000, 13 residential construction loans with an average balance of $174,000, one multi-family residential loan with a balance of $2.4 million, six commercial real estate and land and agriculture real estate loans with an average balance of $176,000, four business loans with an average balance of $193,000 and 107 consumer loans with an average balance of $10,000. At such date, real estate owned totaled $382,000 consisting of nine single-family residential properties and repossessed automobiles. Troubled debt restructurings consisted of 11 loans with an average balance of $315,000 at December 31, 2004. Such restructured loans were performing in accordance with their terms at such date. It is our policy to cease accruing interest on loans contractually delinquent 90 days or more and charge-off all accrued interest. For the years ended December 31, 2004 and 2003, the amount of interest income not recognized on non-accrual loans was $513,000 and $308,000, respectively. Total impaired loans (includes troubled debt restructurings) amounted to approximately $6.1 million and $864,000 at December 31, 2004 and 2003, respectively.

        The following table shows the amounts of our nonperforming assets at the dates indicated. We did not have any accruing loans 90 days or more past due at the dates shown.

	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Non-accruing loans:
One-to-four family residential	$1,914	$1,461	$981	$895	$1,009
Second mortgage residential	739	224	180	3	--
Multi-family residential	2,374	--	--	--	--
Commercial real estate and land	707	--	3,795	--	2,703
Residential construction	2,256	1,012	106	--	380
Commercial construction	--	--	--	--	--
Agriculture	349	--	--	--	--
Business loans	771	219	--	--	--
Agriculture - operating	1	--	--	--	--
Warehouse mortgage lines of credit	--	--	--	--	--
Consumer	1,121	700	427	767	416

Total non-accruing loans	10,232	3,616	5,489	1,665	4,508
Real estate owned, net (1)	382	678	1,967	168	807

Total nonperforming assets	10,614	4,294	7,456	1,833	5,315
Troubled debt restructurings	3,469	468	209	345	185

Total nonperforming assets and
troubled debt restructurings	$14,083	$4,762	$7,665	$2,178	$5,500

Total nonperforming loans as a
percent of net loans	0.39%	0.18%	0.31%	0.12%	0.40%

Total nonperforming assets as a
percent of total assets	0.35%	0.19%	0.38%	0.12%	0.39%

Total nonperforming assets and
troubled debt restructurings
as a percent of total assets	0.46%	0.22%	0.39%	0.14%	0.40%

(1)	Real estate owned balances are shown net of related loss allowances. Includes both real property and other reposessed collateral consisting primarily of automobiles.

        When we acquire property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, we provide for a specific valuation allowance and charge operations for the diminution in value. It is our policy to obtain an appraisal or broker’s price opinion on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is our policy to require appraisals on a periodic basis on foreclosed properties as well as conduct inspections on such properties.

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

        The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specific loans identified by the credit review function that are evaluated individually for impairment and are considered to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by (i) the fair value of the collateral if the loan is collateral dependent, (ii) the present value of expected future cash flows, or (iii) the loan’s observable market price. The second element is an estimated allowance established for losses which are probable and reasonable to estimate on each category of outstanding loans. While management uses available information to recognize probable losses on loans inherent in the portfolio, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The following table shows changes in our allowance for loan losses during the years presented:

	At or For the Year Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Allowance for loan losses, beginning of year	$19,586	$17,108	$13,464	$9,947	$8,860

Allowance for loan losses acquired	4,221	--	--	--	--

Charge-offs:
One-to-four family residential	(16)	(6)	(16)	(37)	(61)
Second mortgage residential	(520)	(107)	(21)	--	--
Multi-family residential	--	--	--	--	--
Commercial real estate and land	--	(330)	--	(1)	--
Residential construction	(138)	(13)	--	--	--
Commercial construction	--	--	--	--	--
Agriculture	--	--	--	--	--
Business loans	(57)	(5)	(99)	--	--
Agriculture - operating	(64)	--	--	--	--
Warehouse mortgage lines of credit	(20)	(110)	--	--	--
Consumer	(1,421)	(1,368)	(1,018)	(458)	(137)

Total charge-offs	(2,236)	(1,939)	(1,154)	(496)	(198)
Recoveries on loans previously charged-off	373	146	103	16	12
Provision for loan losses	4,887	4,271	4,695	3,997	1,273

Allowance for loan losses, end of year	$26,831	$19,586	$17,108	$13,464	$9,947

Allowance for loan losses as a percent of net loans	1.01%	0.96%	0.96%	0.96%	0.87%
Allowance for loan losses as a
percent of nonperforming loans	262.23%	541.65%	311.68%	808.65%	220.65%
Ratio of net charge-offs during the year as a
percent of average loans outstanding during
the year	0.08%	0.10%	0.08%	0.04%	0.02%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated:

	December 31,
	2004		2003		2002		2001		2000
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
One-to-four family residential	$805	13.54%	$1,069	25.20%	$1,071	30.00%	$976	33.13%	$813	46.75%
Second mortgage residential *	2,369	8.26	2,343	11.63	--	--	--	--	--	--
Multi-family residential	2,468	4.61	2,002	4.47	1,740	4.18	1,715	4.89	1,395	5.54
Commercial real estate and land	7,323	19.33	5,482	20.25	6,343	20.83	3,876	17.03	3,316	17.42
Residential construction	3,140	19.46	1,570	11.08	1,051	8.18	597	7.47	353	6.40
Commercial construction	2,000	9.14	1,011	6.95	1,259	7.49	586	6.30	235	3.82
Agriculture	873	2.16	--	--	--	--	--	--	--	--
Business	1,796	4.62	788	2.91	400	1.75	146	0.80	33	0.23
Agriculture - operating	990	2.31	--	--	--	--	--	--	--	--
Warehouse mortgage lines
of credit	266	4.30	207	3.55	473	12.38	448	14.77	74	3.07
Consumer	4,795	12.27	5,003	13.96	4,771	15.19	4,736	15.61	3,447	16.77
Unallocated	6	--	111	--	--	--	384	--	281	--

Total	$26,831	100.00%	$19,586	100.00%	$17,108	100.00%	$13,464	100.00%	$9,947	100.00%

*	Second mortgage residential loans disclosed separately for 2004 and 2003 as we began analyzing this portfolio seperately in 2003 due to our increased investment in such loans.

Investment Activities

        Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, time deposits of insured banks and savings institutions, bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Historically, we have maintained liquid assets at a level considered to be adequate to meet our normal daily activities.

        Our investment policy, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investment without incurring undue interest rate and credit risk and to complement our lending activities. We primarily utilize investments in securities for liquidity management and as a method of deploying excess funding not utilized for loan originations and purchases. We have invested in U.S. Government securities and agency obligations, corporate commercial paper, municipal obligations, agency equity securities, mutual funds, U.S. Government sponsored agency issued mortgage-backed securities and collateralized mortgage obligations. As required by SFAS No. 115, we have established an investment portfolio of securities that are categorized as held to maturity or available for sale. We do not currently maintain a portfolio of securities categorized as held for trading. Substantially all of our investment securities are purchased for the available for sale portfolio which totaled $127.8 million, or 4.2% of total assets, at December 31, 2004. At such date, we had net unrealized losses with respect to such securities of $343,000. At December 31, 2004, the held to maturity securities portfolio totaled $126,000.

        At December 31, 2004, our mortgage-backed security portfolio (all of which were classified as available for sale) totaled $36.2 million or 1.2% of total assets. Of such amount, $20.3 million were collateralized mortgage obligations (“CMOs”), $7.4 million were issued by FNMA, $5.9 million were issued by the Government National Mortgage Association (“GNMA”) and $2.5 million were issued by the FHLMC. Of the $36.2 million of mortgage-backed securities, $9.2 million had adjustable-rates with interest rate adjustments of 1.0% to 2.0% annually. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

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

        The following table sets forth certain information relating to our investment securities portfolio at the dates indicated:

	December 31,
	2004		2003		2002
(Dollars in thousands)	Carrying Value	Market Value	Carrying Value	Market Value	Carrying Value	Market Value
U.S. Government securities and agency obligations	$83,371	$82,865	$12,877	$12,886	$2,000	$2,000
Corporate securities	11,532	11,714	24,496	24,660	23,418	22,546
Municipal obligations	23,560	23,554	142	142	157	157
Agency equity securities	3,763	3,823	--	--	--	--
Asset Management Fund - ARM Fund	6,000	5,927	6,000	5,969	6,000	6,000

Total investment securities	128,226	127,883	43,515	43,657	31,575	30,703
Federal Home Loan Bank stock	54,284	54,284	37,143	37,143	21,459	21,459

Total investment securities and
Federal Home Loan Bank stock	$182,510	$182,167	$80,658	$80,800	$53,034	$52,162

        The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2004. No tax-exempt yields have been adjusted to a tax-equivalent basis.

(Dollars in thousands)	One Year or less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield	Total Amortized Cost	2004 Fair Value
Bonds and other debt securities:
U.S. Government securities
and agency obligations	$12,024	2.59%	$61,124	3.13%	$9,230	4.57%	$993	3.30%	$83,371	$82,865
Corporate securities	754	3.28	2,619	3.49	5,941	6.34	2,218	9.23	11,532	11,714
Municipal obligations	2,121	3.21	6,106	4.19	10,339	4.35	4,994	4.82	23,560	23,554
Equity securities:
Asset Management Fund - ARM Fund	6,000	2.74	--	--	--	--	--	--	6,000	5,927
Agency equity securities	3,763	5.20	--	--	--	--	--	--	3,763	3,823
Federal Home Loan Bank stock	54,284	4.17	--	--	--	--	--	--	54,284	54,284

Total investment securities and
Federal Home Loan Bank stock	$78,946	3.83%	$69,849	3.23%	$25,510	4.89%	$8,205	5.83%	$182,510	$182,167

        The following table sets forth the purchases, sales and principal repayments of our investment securities portfolio during the years indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Investment securities at beginning of year	$43,657	$30,703	$44,745
Investment securities acquired	118,479	--	--
Purchases	13,969	33,939	62,980
Maturities	(28,362)	(22,000)	(76,259)
Principal repayments	(2,686)	(15)	(92)
Sales	(16,787)	--	--
Gain (loss) on sale	596	--	--
Loss on impairment of securities	(135)	--	--
Change in unrealized gain (loss), net	(486)	1,014	(491)
Amortizations of premiums and discounts, net	(362)	16	(180)

Investment securities at end of year	$127,883	$43,657	$30,703

Weighted average yield at end of year	3.84%	4.25%	3.41%

        The following table sets forth the composition of our mortgage-backed securities portfolio at the dates indicated:

	December 31,
	2004		2003		2002
(Dollars in thousands)	Carrying Value	Market Value	Carrying Value	Market Value	Carrying Value	Market Value
Fixed-rate:
FHLMC	$2,336	$2,305	$102	$109	$148	$155
FNMA	3,011	3,029	2,179	2,234	4,132	4,283
GNMA	1,391	1,363	--	--	--	--
FHLMC/FNMA CMOs	20,520	20,283	--	--	--	--
Private CMOs	1	1	4	4	3,492	3,603

Total fixed-rate	27,259	26,981	2,285	2,347	7,772	8,041

Adjustable-rate:
GNMA	4,504	4,566	7,001	7,030	12,786	12,911
FNMA	4,281	4,387	5,972	6,049	8,919	9,011
FHLMC	242	241	284	286	404	406

Total adjustable-rate	9,027	9,194	13,257	13,365	22,109	22,328

Total mortgage-backed securities	$36,286	$36,175	$15,542	$15,712	$29,881	$30,369

        Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2004 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are less than the scheduled maturities.

(Dollars in thousands)	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years	Weighted Average Yield	Total Amortized Cost	2004 Fair Value
Fixed-rate:
FHLMC	$--	--%	$1,903	4.08%	$433	6.35%	$2,336	$2,305
FNMA	140	4.26	2,160	5.40	711	6.09	3,011	3,029
GNMA	2	5.78	39	5.69	1,350	5.92	1,391	1,363
CMOs	--	--	1,807	4.07	18,714	3.95	20,521	20,284

Total fixed-rate	142	4.28	5,909	4.57	21,208	4.19	27,259	26,981

Adjustable-rate:
GNMA	--	--	--	--	4,504	3.61	4,504	4,566
FNMA	--	--	--	--	4,281	3.70	4,281	4,387
FHLMC	--	--	--	--	242	4.04	242	241

Total adjustable-rate	--	--	--	--	9,027	3.66	9,027	9,194

Total	$142	4.28%	$5,909	4.57%	$30,235	4.03%	$36,286	$36,175

        The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the years indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Mortgage-backed securities at beginning of year	$15,712	$30,369	$46,287
Mortgage-backed securities acquired	29,784	--	--
Purchases	--	83,979	19,706
Repayments	(8,955)	(42,294)	(35,484)
Sales	--	(53,775)	--
Change in unrealized gain (loss), net	(281)	(318)	(11)
Amortizations of premiums and discounts, net	(85)	(2,249)	(129)

Mortgage-backed securities at end of year	$36,175	$15,712	$30,369

Weighted average yield at end of year	4.12%	3.80%	5.37%

        At December 31, 2004, all unrealized losses related to investment and mortgage-backed securities are considered temporary in nature. An impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. Investment and mortgage-backed securities with unrealized losses at December 31, 2004, are summarized below:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government securities and
agency obligations	$78,586	$536	$--	$--	$78,586	$536
Corporate securities	3,339	34	--	--	3,339	34
Municipal obligations	10,035	42	--	--	10,035	42
Agency equity securities	10	1	--	--	10	1
Asset Management Fund - ARM Fund	--	--	5,927	73	5,927	73
Mortgage-backed securities	25,145	345	--	--	25,145	345

Total temporarily impaired securities	$117,115	$958	$5,927	$73	$123,042	$1,031

        The investment securities available for sale in a continuous loss position for 12 months or longer consisted of one investment security with unrealized losses of $73,000 at December 31, 2004. The unrealized loss on these securities resulted from market interest rates and we do not deem the conditions that caused the losses to be other-than-temporary.

        In response to concerns regarding the potential value of FNMA equity securities, the Company recorded an other-than-temporary impairment charge of $135,000, in the fourth quarter, on our holdings of FNMA equity securities as the value of these securities could be impacted by factors other than interest rate changes. The Company’s estimated carrying value represents the fair value of these securities and there were no unrealized losses associated with them at December 31, 2004.

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

        We use traditional means of advertising our deposit products, including broadcast and print media. We have expanded our marketing efforts to include direct mailings in an effort to attract new checking relationships. In 2000, we introduced our “High Performance” checking product line which includes a number of product options for our customers including free checking, interest-bearing checking and the “Wall Street” checking account. As a result, the number and aggregate balance of our checking accounts increased from approximately 36,700 and $157.5 million, respectively, at December 31, 2000 to approximately 90,300 and $526.3 million, respectively, at December 31, 2004, reflecting increases of 146.1% and 234.1%. Employees are offered incentives to sell the products and customers receive gifts for opening new accounts as well as referring other customers.

        We use brokered time deposits as an additional source of funds for our loan origination and purchases activity. At December 31, 2004 and December 31, 2003 we had brokered time deposits of $124.6 million and $65.5 million, respectively.

        The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated:

	December 31,
	2004		2003		2002
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Time deposits:
0.00% - 0.99%	$979	0.05%	$--	--%	$--	--%
1.00% - 1.99%	263,662	14.14	253,465	20.83	61,399	5.44
2.00% - 2.99%	324,732	17.41	106,783	8.77	89,316	7.91
3.00% - 3.99%	261,869	14.04	89,183	7.33	124,186	11.00
4.00% - 4.99%	102,531	5.50	108,041	8.88	132,626	11.75
5.00% - 5.99%	12,803	0.69	28,070	2.31	99,786	8.84
6.00% - 6.99%	1,219	0.07	222	0.02	9,399	0.83
7.00% - 7.99%	--	--	--	--	--	--
8.00% or more	--	--	--	--	8	--

Total time deposits (1)	967,795	51.90	585,764	48.14	516,720	45.77

Transaction accounts:
Savings	79,546	4.26	19,627	1.61	15,855	1.41
Money market	291,111	15.61	270,942	22.27	270,275	23.94
Interest-bearing checking	414,093	22.21	295,122	24.26	290,237	25.71
Noninterest-bearing checking	112,216	6.02	45,308	3.72	35,793	3.17

Total transaction accounts	896,966	48.10	630,999	51.86	612,160	54.23

Total deposits	$1,864,761	100.00%	$1,216,763	100.00%	$1,128,880	100.00%

(1) Includes $124.6 million, $65.5 million and $0, respectively, of brokered time deposits at December 31, 2004, 2003 and 2002.

        The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the years indicated:

	Year Ended December 31,
	2004			2003			2002
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing checking	$333,129	$2,476	0.74%	$294,712	$2,629	0.89%	$269,274	$4,619	1.72%
Savings	42,346	291	0.69	18,491	90	0.49	14,811	179	1.21
Money market	275,216	2,731	0.99	274,737	3,289	1.20	284,399	5,533	1.95
Time deposits	757,363	20,956	2.77	533,903	16,824	3.15	524,911	20,759	3.95

Total interest-bearing deposits	1,408,054	26,454	1.88	1,121,843	22,832	2.04	1,093,395	31,090	2.84

Noninterest-bearing checking	70,719	--	--	43,295	--	--	29,901	--	--

Total deposits	$1,478,773	$26,454	1.79%	$1,165,138	$22,832	1.96%	$1,123,296	$31,090	2.77%

        The following table shows our savings flows during the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Total deposits	$7,843,556	$6,835,487	$5,402,525
Total withdrawals	(7,217,801)	(6,768,171)	(5,397,347)
Interest credited	22,243	20,567	27,460

Total increase in deposits	$647,998	$87,883	$32,638

        The following table presents, by various interest rate categories and maturities, the amount of time deposits at December 31, 2004:

	Balance at December 31, 2004 Maturing in the 12 Months Ending December 31,
(Dollars in thousands)	2005	2006	2007	Thereafter	Total
Time deposits:
0.00% - 0.99%	$950	$--	$29	$--	$979
1.00% - 1.99%	245,598	17,396	653	15	263,662
2.00% - 2.99%	263,610	52,448	6,152	2,522	324,732
3.00% - 3.99%	12,326	176,556	13,761	59,226	261,869
4.00% - 4.99%	14,828	70,172	13,079	4,452	102,531
5.00% - 5.99%	6,224	6,048	380	151	12,803
6.00% - 6.99%	1,162	3	54	--	1,219

Total time deposits (1)	$544,698	$322,623	$34,108	$66,366	$967,795

(1)	Includes brokered time deposits.

        The following table shows the maturities of our time deposits exceeding $100,000 at December 31, 2004 by the time remaining to maturity. There are no brokered time deposits included in the following table as no individual brokered time deposit exceeded $100,000 at December 31, 2004.

(Dollars in thousands)	Amount	Weighted Average Rate
Quarter ending:
March 31, 2005	$22,940	2.35%
June 30, 2005	43,141	2.66
September 30, 2005	16,362	2.43
December 31, 2005	8,688	2.48
After December 31, 2005	47,659	3.54

Total time deposits exceeding $100,000	$138,790	2.87%

        Borrowings.        We utilize advances from the FHLB as an alternative to retail deposits to fund our operations as part of our operating strategy. These FHLB advances are collateralized by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans, and secondarily by our investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including us, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2004, we had $779.9 million in outstanding FHLB advances. For additional information see “Regulation – Federal Home Loan Bank”.

        On April 26, 2004, the Company formed a trust (“TierOne Capital Trust I”) which issued capital securities (“Trust Preferred Securities”) to investors. The proceeds from the sale of the Trust Preferred Securities were used to purchase $30.9 million of junior subordinated debentures (“debentures”) issued by the Company. The debentures are callable at par in June 2009 and mature in June 2034. The Company’s obligation under the debentures constitutes a full and unconditional guarantee by the Company of TierOne Capital Trust’s obligations under the Trust Preferred Securities. In accordance with Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46R”), the trust is not consolidated and related amounts are treated as debt of the Company.

        In connection with the Company’s acquisition of UNFC on August 27, 2004, the Company assumed $7.0 million of variable rate debentures that had been issued on November 28, 2001 by United Nebraska Capital Trust, a trust formed by UNFC. The debentures are callable at par in December 2006, are due December 8, 2031 and are the sole asset of the United Nebraska Capital Trust. The Company’s obligation under the debentures constitutes a full and unconditional guarantee by the Company of United Nebraska Capital Trust’s obligations under the debentures. In accordance with FIN 46R, United Nebraska Capital Trust is not consolidated and related amounts are treated as debt of the Company.

        The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Federal Home Loan Bank advances:
Average balance outstanding	$625,724	$540,192	$268,473
Maximum amount outstanding at any
month-end during the period	$779,875	$709,365	$418,082
Balance outstanding at end of period	$779,875	$641,749	$418,082
Average interest rate during period	3.20%	3.34%	4.76%
Weighted average interest rate at end of period	3.19%	3.02%	3.81%

Other borrowings:
Average balance outstanding	$36,185	$1,770	$6,132
Maximum amount outstanding at any
month-end during the period	$65,502	$3,947	$6,855
Balance outstanding at end of period	$60,602	$3,947	$247
Average interest rate during period	3.63%	1.36%	5.77%
Weighted average interest rate at end of period	4.04%	1.24%	1.64%

        At December 31, 2004, our overnight line of credit with the FHLB amounted to $261.2 million with a weighted average rate of 2.47%. For more information regarding our borrowings, see Note 15 included in Item 8. Financial Statements and Supplementary Data.

Subsidiary Activities

        The Bank is the wholly owned subsidiary of the Company. TMS Corporation of the Americas is the wholly owned subsidiary of the Bank and holds all of the stock of TierOne Investments and Insurance, Inc. and TierOne Reinsurance Company. TierOne Investments and Insurance, Inc. provides a wide selection of investment and insurance products, equity securities, mutual funds and annuities. These products are made available to consumers via licensed representatives in our banking offices. TierOne Reinsurance Company reinsures credit life and disability insurance that is sold in conjunction with the origination of consumer loans by the Bank. United Farm & Ranch Management, Inc. (“UFARM”) is a wholly owned subsidiary of the Bank. UFARM provides farm and ranch real estate management services in the state of Nebraska and in the neighboring states of Iowa, South Dakota, Kansas, Colorado and Wyoming. Fees generated through equity, annuity, mutual fund and insurance sales and commissions and farm and ranch real estate management contributed $3.3 million and $2.1 million in noninterest income during the years ended December 31, 2004 and 2003, respectively.

Personnel

        As of December 31, 2004, we had 667 full-time employees and 113 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation and Supervision

        Set forth below is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

General

        The Bank, as a federally chartered stock savings bank, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank is also subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”), which insures the deposits of the Bank to the maximum extent permitted by law and requirements established by the Board of Governors of the Federal Reserve System. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions is prescribed by federal laws and regulations and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

        The OTS regularly examines the Bank and prepares reports for consideration by its Board of Directors on any deficiencies that it may find in the Bank’s operations. The FDIC also has the authority to examine the Bank in its role as the administrator of the Savings Association Insurance Fund (“SAIF”). The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by both federal, and to a lesser extent, state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage requirements. The OTS enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Any change in such laws or regulations, whether by the FDIC, the OTS or the Congress, could have a material adverse impact on us and the Bank and our operations.

TierOne Corporation

        The Company, a Wisconsin corporation and the holding company for the Bank, is a registered savings and loan holding company under Section 10 of the Home Owners’ Loan Act (“HOLA”), as amended, and is subject to OTS examination and supervision as well as certain reporting requirements. In addition, because the Bank’s deposits are insured by the SAIF and administered by the FDIC, the Bank is, and will continue to be, subject to certain restrictions in dealing with the Company and with other persons affiliated with the Bank.

        We currently operate as a unitary savings and loan holding company. Generally, the HOLA prohibits a savings and loan holding company, such as us, directly or indirectly, from (1) acquiring control (as defined) of a savings institution (or holding company thereof) without prior OTS approval, or (2) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior OTS approval, or (3) acquiring through a merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets of another savings institution (or holding company thereof) without prior OTS approval, or (4) acquiring control of an uninsured institution. A savings and loan holding company may not acquire, as a separate subsidiary, a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except (a) in the case of certain emergency acquisitions approved by the FDIC, (b) if the holding company controlled (as defined) such savings institution as of March 5, 1987, or (c) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company’s voting shares may, except with the prior approval of the OTS, acquire control of any savings institution which is not a subsidiary of such holding company.

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

        Under current FDIC regulations, SAIF-insured institutions are assigned one of three capital groups which are based solely on the level of an institution’s capital – “well capitalized,” “adequately capitalized” and “undercapitalized” – which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.

        In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the fourth quarter of 2004 was .0146% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

        Regulatory Capital Requirements. The OTS capital requirements consist of a “tangible capital requirement,” a “leverage capital requirement” and a “risk-based capital requirement.” The OTS is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis.

        Under the tangible capital requirement, a savings bank must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage servicing rights.

        Under the leverage capital requirement adopted by the OTS, savings banks must maintain “core capital” in an amount equal to at least 3.0% of adjusted total assets. Core capital is defined as common shareholders’ equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the current amortized book value as determined under generally accepted accounting principles, and “qualifying supervisory goodwill,” less non-qualifying intangible assets.

        Under the risk-based capital requirement, a savings bank must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Qualifying one-to-four family residential real estate loans and qualifying multi-family residential real estate loans (not more than 90 days delinquent and having an 80% or lower loan-to-value ratio), which at December 31, 2004 represented 23.3% of the total loans receivable of the Bank, are weighted at a 50% risk factor. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. The amount of supplementary capital that can be included is limited to 100% of core capital.

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

        OTS regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the Bank’s level of ownership, including the assets of includable subsidiaries in which the Bank has a minority interest that is not consolidated for generally accepted accounting principles purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 2004, the Bank had $1.5 million of investments subject to a deduction from tangible capital.

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

        At December 31, 2004, the Bank exceeded all of its regulatory capital requirements. For more information see “Note 19 – Regulatory Capital Requirements” attached hereto in Item 8. Financial Statements and Supplementary Data.

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

        Under the Federal Deposit Insurance Corporation Improvement Act, an institution is deemed to be (a) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (b) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized,” (c) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (d) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (e) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

        At December 31, 2004, the Bank was in the “well capitalized” category for purposes of the above regulations.

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

        Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution: (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

        Branching by Federal Savings Institutions. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the Internal Revenue Service (“IRS”) domestic building and loan test (generally, 60% of a thrift’s assets must be housing-related) (“IRS Test”). The IRS Test requirement does not apply if: (a) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (b) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (c) the branch was operated lawfully as a branch under state law prior to the savings institution’s reorganization to a federal charter.

        Furthermore, the OTS will evaluate a branching applicant’s record of compliance with the Community Reinvestment Act of 1977. An unsatisfactory Community Reinvestment Act record may be the basis for denial of a branching application.

        Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the fair lending laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

        Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the qualified thrift lender test by either qualifying as a domestic building and loan bank as defined in Section 7701(a)(19) of the Internal Revenue Code or by meeting the second criteria of the qualified thrift lender test set forth in Section 10(m) of the HOLA. A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with the following restrictions on its operations: (a) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (b) the branching powers of the institution shall be restricted to those of a national bank; (c) the institution shall not be eligible to obtain any new advances from its FHLB other than special liquidity advances with the approval of the OTS; and (d) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a qualified thrift lender, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

        Currently, the portion of the qualified thrift lender test that is based on Section 10(m) of the HOLA rather than the Internal Revenue Code requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB and direct or indirect obligations of the FDIC. Small business loans, credit card loans and student loans are also included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of loans for personal, family and household purposes (other than credit card loans and educational loans); and stock issued by FNMA or FHLMC. Portfolio assets consist of total assets minus the sum of (a) goodwill and other intangible assets, (b) property used by the savings institution to conduct its business, and (c) liquid assets up to 20% of the institution’s total assets. At December 31, 2004, approximately 74.7% of the portfolio assets of the Bank were qualified thrift investments.

        Federal Home Loan Bank. The Bank is a member of the FHLB, which administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. At December 31, 2004, the Bank had $781.1 million of FHLB advances. At December 31, 2004, the Bank was required to hold $50.8 million in stock of the FHLB as collateral for the Bank’s FHLB advances.

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

        Federal Reserve System. Federal Reserve Board (“FRB”) regulations require all depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2004, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements that may be imposed by the OTS.

        Savings banks are authorized to borrow from a Federal Reserve Bank “discount window,” but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from a Federal Reserve Bank.

        Affiliate Restrictions. Section 11 of the HOLA provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act.

        Generally, Section 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings institution or its subsidiaries may engage in certain “covered transactions” with affiliates to an amount equal to 10% of the institution’s capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. Section 23B applies to “covered transactions” and certain other transactions and requires that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate.

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

        The OTS regulation generally excludes all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the OTS or the FRB decides to treat such subsidiaries as affiliates. The regulation also requires savings institutions to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings institutions may be required to give the OTS prior notice of affiliate transactions.

Federal Securities Law

        The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and under OTS regulations, and generally may not be deregistered for at least three years after the initial public offering which was completed on October 1, 2002. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

Item 2. Properties

        We currently operate 68 banking offices in Nebraska (56), Iowa (9) and Kansas (3) of which 51 were owned by us and 17 were under operating leases. Additionally, we operate three loan production offices located in Colorado, two loan production offices located in North Carolina and one loan production office in Arizona, Florida and Minnesota all of which are under operating leases. We own our corporate headquarters located in Lincoln, Nebraska.

        For further information regarding our properties, see “Note 20 – Lease Commitments” which is attached hereto in Item 8. Financial Statements and Supplementary Data.

Item 3. Legal Proceedings

        Except litigation relating to certain goodwill claims against the United States (“U.S.”) described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s consolidated financial condition or consolidated results of operations.

        In August 1995, we commenced litigation against the U.S. in the United States Court of Federal Claims (“Claims Court”) claiming that the U.S. breached its contract with us and has unlawfully taken our property without just compensation or due process of law. As described below, our claims arose from changes to the rules for computing our regulatory capital that were required by the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”).

        Pursuant to FIRREA, which became effective in August 1989, the OTS was created as the successor to the Federal Home Loan Bank Board (“FHLBB”) to regulate federally-insured savings institutions. At such time, we had $30.0 million of supervisory goodwill remaining from three supervisory mergers we completed in 1982. At the time of these mergers, the FHLBB agreed we could include the supervisory goodwill as capital for purposes of meeting our regulatory capital requirements. The regulatory goodwill was to be amortized over a 25-year period. As a result of regulations adopted by the OTS implementing FIRREA, we had to immediately exclude all of our supervisory goodwill from the calculation of our tangible capital and had to phase out the inclusion of this goodwill in the calculation of our core and risk-based capital requirements over a five-year period. We believe that FIRREA and the adoption of the capital regulations by the OTS implementing FIRREA constituted a breach by the U.S. of its contractual commitment regarding the regulatory capital treatment of our supervisory goodwill. As a result, we commenced litigation against the U.S., as discussed below, seeking damages for this breach of contract.

        Our case was initially stayed pending resolution on appeal of a series of cases (United States v. Winstar Corporation) (the “Winstar Cases”). In July 1996, the United States Supreme Court ruled in the Winstar Cases that when the United States Congress changed the accounting for supervisory goodwill specified in FIRREA, it breached FHLBB contractual agreements with these institutions regarding the treatment of supervisory goodwill.

        On May 19, 2003, a four-day trial related solely to issues of liability was held. On November 6, 2003, the Claims Court rendered a decision finding the U.S. liable to the Bank for breach of contract with regard to one of three claims and the Court dismissed the breach of contract complaint on the remaining two claims. A Motion For Reconsideration of the Courts Liability Decision with respect to the one claim was filed by the U.S. and was subsequently denied by the Claims Court on April 28, 2004. As of December 31, 2004, the issue of damages and the amount thereof, if any, remains to be determined in subsequent judicial proceedings.

        Discovery on the issue of damages has been completed, including the submission of written opinions and depositions of expert witnesses for both the U.S. and us. To conform to the Claims Court’s ruling finding the U.S. liable on only one of the three claims, we now seek an amended percentage reduction of our original total damage claim under two alternative theories. First, we are now claiming amended lost profits damages of $29.6 million. Alternatively, we have claimed amended damages of $13.1 million for the value of the lost goodwill adjusted to the future trial date. On January 7, 2005, the U.S. filed a motion for summary judgment contending that we cannot recover on either damage theory as a matter of law. Extensive legal briefs have been filed by both parties, but the matter has not been ruled upon at the present time by the Claims Court.

        The U.S. continues its litigation strategy of claiming that no damages have been suffered and therefore it will not settle most of the pending goodwill cases. As a consequence, claimants, including us, plan to proceed to trial to pursue our damage claims. There can be no assurance as to the type or amount of damages, if any, that we may recover or the timing, if we are successful, for receipt by us of any damages from the U.S. Government.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company’s common stock trades on the Nasdaq stock market under the symbol “TONE.” As of December 31, 2004, the Company had 1,722 shareholders of record which does not include those persons or entities holding stock in nominee or “street” name through brokerage firms or others. The table below shows the high and low bid prices of the Company’s common stock during the periods indicated as well as the period end closing sales price and the dividend paid each quarter.

	December 31, 2004				December 31, 2003
	High	Low	Close	Dividend	High	Low	Close	Dividend
First Quarter	$23.88	$22.05	$23.46	$0.05	$16.44	$14.92	$16.45	$--
Second Quarter	23.58	19.75	21.51	0.05	22.02	16.72	19.55	--
Third Quarter	23.34	19.87	23.06	0.05	23.50	19.40	21.11	--
Fourth Quarter	25.94	21.60	24.85	0.05	24.29	21.56	22.96	--

        The Company’s current stock repurchase plan, announced in July 2004, authorizes the purchase of 1,828,581 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. There were no shares repurchased under this plan during the quarter ended December 31, 2004. Unless terminated earlier by the Board of Directors of the Company, the plan will expire when the Company has repurchased all shares authorized for repurchase under the plan. The following table sets forth information in connection with purchases made by, or on the behalf of, the Company of shares of the Company’s common stock during the fourth quarter of the fiscal year ended December 31, 2004.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 2004
Beginning Date - October 1, 2004
Ending Date - October 31, 2004	--	--	--	1,828,581
November 2004
Beginning Date - November 1, 2004
Ending Date - November 30, 2004	--	--	--	1,828,581
December 2004
Beginning Date - December 1, 2004
Ending Date - December 31, 2004	--	--	--	1,828,581

Total Shares Purchased	--	--	--	1,828,581

Item 6. Selected Financial Data

	At December 31,
(Dollars in thousands except per share data)	2004	2003	2002	2001	2000
Selected Financial and Other Data:
Total assets	$3,048,081	$2,207,868	$1,945,535	$1,570,013	$1,359,474
Cash and cash equivalents	70,030	34,901	33,037	34,441	30,779
Investment securities:
Held to maturity	126	142	157	221	195
Available for sale	127,757	43,515	30,546	44,524	84,935
Mortgage-backed securities:
Held to maturity	--	--	--	--	--
Available for sale	36,175	15,712	30,369	46,287	68,398
Net loans after allowance
for loan losses	2,628,155	2,016,596	1,774,248	1,393,439	1,128,074
Deposits	1,864,761	1,216,763	1,128,880	1,096,242	1,047,836
Advances from Federal Home
Loan Bank and other borrowings	841,666	645,696	418,329	303,315	172,449
Stockholders' equity	277,023	295,089	339,896	121,755	107,872
Full service offices	68	57	58	58	58
	For the Year Ended December 31,
(Dollars in thousands except per share data)	2004	2003	2002	2001	2000
Selected Operating Data:
Total interest income	$124,980	$110,820	$104,941	$105,145	$103,866
Total interest expense	47,769	40,871	44,221	57,185	65,540

Net interest income	77,211	69,949	60,720	47,960	38,326
Provision for loan losses	4,887	4,271	4,695	3,997	1,273

Net interest income after
provision for loan losses	72,324	65,678	56,025	43,963	37,053
Total noninterest income	23,905	19,859	13,111	11,286	6,575
Total noninterest expense	58,212	47,520	45,669	34,946	29,529

Income before income taxes	38,017	38,017	23,467	20,303	14,099
Income tax expense	14,152	14,202	8,501	7,261	5,073

Net income	$23,865	$23,815	$14,966	$13,042	$9,026

Net income per common share, basic	$1.42	$1.18	$0.10 *	$--	$--

Net income per common share, diluted	$1.39	$1.16	$0.10 *	$--	$--

Dividends declared per common share	$0.20	$--	$--	$--	$--

*	Information applicable to post stock conversion period only. The Company completed its initial public offering on October 1, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Management Strategy

        In an effort to increase our profitability, we implemented a plan to grow and diversify our operations to become a regional community bank. In our Primary Banking Market Area we have endeavored to position ourselves as a local alternative to national and super-regional competitors. In addition, we have availed ourselves of additional loan opportunities outside our Primary Banking Market Area and have selectively entered into relationships with other financial institutions throughout the United States to purchase whole loans or participation interests in loans, particularly commercial real estate and land, second mortgage residential and construction loans. Additionally, we have opened or acquired loan production offices in high growth cities of the United States in an effort to strategically supplement our loan origination activities. We have also expanded our originations of warehouse mortgage lines of credit to mortgage brokers that primarily serve regions outside of our Primary Lending Market Area.

Highlights of our management strategy are as follows:

•	Building a Strong Corporate Brand and Identity. Following the introduction of the new TierOne Bank name in early 2002, we have focused our marketing efforts in building equity in our strong corporate brand. We have significantly enhanced our marketing by direct mail and other advertising as part of our program to increase the recognition and positive perception of our corporate identity. We have also continued to develop a strong, focused and innovative employee culture. We have increased the investment in our professional employee base to help ensure that our team of employees has the capability, training and incentives to deliver quality service across our expanded product line.

•	Continuing Our Controlled Growth and Expanding Our Franchise. We increased our total assets in each of the past five years. During this five-year period, total assets have increased by $1.7 billion to $3.0 billion. In addition, we believe that our conversion from mutual to stock form in October 2002 facilitated our ability to expand our franchise. We have also employed a strategic acquisition strategy designed to strengthen market share in our Primary Banking Market Area as well as to build our lending presence in growing metropolitan areas outside of our Primary Banking Market Area.

•	Repositioning Our Loan Portfolio to Increase Yields and/or Reduce Interest Rate Risk. We have focused on increasing our holdings of loans with relatively higher yields and/or shorter terms to maturity. At December 31, 2004, our second mortgage residential, multi-family residential, commercial real estate and land, construction, business, agricultural, business, warehouse mortgage lines of credit and consumer loans amounted to $2.7 billion in the aggregate or 86.5% of our total loan portfolio. We generally sell single family fixed-rate residential first mortgage loans into the secondary market, with servicing retained.

•	Emphasizing Growth of Our Core Deposits and Reducing Our Cost of Funds. Our core deposits, consisting of checking accounts, money market accounts and savings accounts, have increased from $631.0 million at December 31, 2003 to $897.0 million at December 31, 2004. We continue our emphasis on increasing the number of core checking account relationships, which during the four-year period ended December 31, 2004, have grown by 146.1% from 36,700 to 90,300. Establishment of additional core relationships provide new opportunities to sell other profitable products and services and increase household market share. The combination of the repricing of time deposits as they matured and deposits assumed in the UNFC acquisition resulted in our cost of funds on average interest-bearing deposits declining to 1.88% for the year ended December 31, 2004 from 2.04% for the year ended December 31, 2003.

•	Increasing Our Fee Income and Expanding Our Products and Services.Our other income, which is noninterest income, increased by $4.0 million, or 20.4%, to $23.9 million for the year ended December 31, 2004 compared to $19.9 million for the year ended December 31, 2003. The increase primarily reflects increased fee income due largely to an increase in the number of core deposit accounts. We have been pro-active in our efforts to increase other income, largely by increasing the number of customers that we serve in our Primary Banking Market Area as well as increasing the number of our financial products that our customers utilize. We expect our employees to cross-sell our financial products and services to customers and we provide them with economic incentives to do so. Our efforts have also included redesigning a number of our banking offices to be retail sales centers, which have a floor plan we believe is more conducive to cross-selling of products. We consistently search for new products and services that serve the needs of our customers. In the past four years, we have introduced on-line banking, a “High Performance” checking program, indirect automobile lending, business checking and an expanded business loan program.

•	Maintaining Asset Quality. We believe that superior asset quality is key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which we believe are conservative. Although we are an active acquirer of mortgage loans and participation interests in loans from outside our Primary Lending Market Area, we apply our own underwriting standards to all such loans. Total nonperforming assets have remained relatively low as our asset base has grown and diversified. Our ratio of nonperforming assets to total assets at December 31, 2004 was 0.35% compared to 0.19% at December 31, 2003.

Critical Accounting Policies

        Allowance for Loan Losses. We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts could be reported under different, but reasonably plausible, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in:

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

        We establish provisions for loan losses, which are charges to our operating results, in order to maintain a level of total allowance for loan losses that, in management’s belief, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management reviews the loan portfolio no less frequently than quarterly in order to identify those inherent losses and to assess the overall collection probability of the loan portfolio. Management’s review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. The evaluation process includes, among other things:

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

        Goodwill and Other Intangible Assets. Goodwill represents the excess price paid by the Company over the fair value of the tangible and intangible assets and liabilities acquired from UNFC on August 27, 2004, the date of the acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangibles balances are not being amortized, but instead will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires the intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

        The impairment of identifiable intangibles and long-lived assets is assessed whenever events or changes in circumstances indicate their carrying value may not be recoverable through expected future undiscounted cash flows. If the total expected undiscounted cash flows are less than the carrying value of the assets, the asset is written down to its estimated fair value.

        The Company’s only identifiable intangible asset is the value of the core deposits acquired as part of the UNFC acquisition. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition, account runoff, alternative funding costs, deposit servicing costs and discount rates. The core deposit intangible has been estimated to have a 10-year life, with an accelerated rate of amortization. The Company is not aware of any events or circumstances that indicate carrying value or estimated life has changed since the August 27, 2004 acquisition and measurement date.

        The Company’s policy is to annually evaluate the carrying value of goodwill and identifiable assets not subject to amortization. Goodwill was established and supported by third-party valuations as of August 27, 2004 as part of the UNFC acquisition. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

        There have been no changes in the carrying amount of goodwill for the year ended December 31, 2004 due to impairment as the Company is not aware of any facts or circumstances that would indicate the Company’s carrying value exceeded fair value during the period from the measurement date to December 31, 2004.

        Mortgage Servicing Rights. The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank’s estimated value takes into consideration contractually known amounts, such as loan balance, term and interest rate. These estimates are impacted by loan prepayment speeds, servicing costs and discount rates used to present value the cash flow stream. Management evaluates the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require the Bank to record a valuation allowance or recovery. The fair value of mortgage servicing rights is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of mortgage servicing rights. Generally, as interest rates decline, prepayments accelerate with increased refinance activity, which results in a decrease in the fair value. As interest rates rise, prepayments generally slow, which results in an increase in the fair value. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of fair value is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different point in time.

        Derivatives and Commitments. We account for our derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.

        In the normal course of business, we enter into contractual commitments, including loan commitments and rate lock commitments to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by us. Interest rate risk arises on these commitments and subsequently closed loans if interest rates increase or decrease between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to mortgage loans that are intended to be sold are considered derivatives in accordance with the guidance of SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Accordingly, the fair value of these derivatives at the end of the reporting period is based on a quoted market price that closely approximates the amount that would have been recognized if the loan commitment was funded and sold.

        To mitigate the effect of interest rate risk inherent in providing loan commitments, we hedge our commitments by entering into best efforts delivery forward sale contracts. These forward contracts are marked-to-market through earnings and are not designated as accounting hedges under SFAS No. 133. The change in the fair value of loan commitments and the change in the fair value of forward sales contracts generally move in opposite directions and, accordingly, the impact of changes in these valuations on net income during the loan commitment period is generally inconsequential.

        Although the forward loan sale contracts also serve as an economic hedge of loans held for sale, forward contracts have not been designated as accounting hedges under SFAS No. 133 and, accordingly, loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

        Investment Securities. The Company evaluates its available for sale and held to maturity investment securities for impairment on a quarterly basis. An impairment charge in the Consolidated Statements of Income is recognized when the decline in the fair value of investment securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to, the length of time and extent to which the fair value has been less than its cost basis and our ability and intent to hold the investment security for a period of time sufficient to allow for any anticipated recovery in market value.

How We Manage Our Risks

        Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from the interest rate risk which is inherent in our lending and deposit taking activities. To that end, we actively manage our interest rate risk exposure. Our profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on assets and liabilities do not change at the same speed, to the same extent or on the same basis. To that end, management actively monitors and manages interest rate risk exposure. Additionally, our loan portfolio is subject to credit risk. We manage credit risk primarily through our loan underwriting and oversight policies.

        The principal objectives of our interest rate risk management function are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with guidelines approved by our Board of Directors. Through such management, we seek to reduce the vulnerability of our operations to changes in interest rates. The extent of the movement in interest rates is an uncertainty that could have a negative impact on our future earnings. Our Board of Directors has established an Asset/Liability Committee, comprised of executive management, which is responsible for reviewing our asset/liability policies and monitoring our interest rate risk position. The Asset/Liability Committee meets on a monthly basis and reports trends and interest rate risk positions to the Board of Directors on a quarterly basis.

        The Company utilizes the following strategies to manage interest rate risk: (1) emphasizing the origination for portfolio retention of loans with adjustable rates and/or shorter terms to maturity; (2) holding shorter term and/or adjustable-rate investment securities; (3) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits; and (4) extending the maturities on borrowings. Additionally, the Company generally sells originated fixed-rate, single-family residential loans into the secondary market with servicing retained.

        Our interest rate sensitivity is monitored by management through the use of financial modeling software which estimates the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces a similar analysis using its own model, based upon data submitted in our quarterly Thrift Financial Reports, the results of which may vary from our internal model primarily due to differences in assumptions utilized, including estimated loan prepayment speeds, reinvestment rates and deposit turnover rates. The following table sets forth our NPV as of December 31, 2004, as calculated by the OTS:

	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
(Dollars in thousands)	$ Amount	$ Change	% Change	NPV Ratio	Change
Change in Interest Rates in Basis Points (Rate Shock):
300	$260,964	$(72,175)	22.00%	8.61%	(2.07)%
200	289,749	(43,390)	13.00	9.46	(1.22)
100	314,409	(18,729)	6.00	10.17	(0.51)
Static	333,139	--	--	10.68	--
-100	344,377	11,239	3.00	10.97	0.29

        Due to our recognition of the need to control our interest rate exposure, we have focused on higher-yielding and shorter term loans which are less subject to interest rate risk and primarily consist of second mortgage residential, multi-family residential, commercial real estate and land, construction, agricultural, business, warehouse mortgage lines of credit and consumer loans.

        Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in the interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Quantitative and Qualitative Disclosures About Market Risk

        Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. We currently do not enter into futures, swaps, or options. However, we are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. Commitments generally have fixed expiration dates and may require additional collateral from the borrower if deemed necessary.

Table of Market Risk Sensitive Instruments

        The following table shows our financial instruments that are sensitive to change in interest rates, categorized by expected maturity, and the instruments’ fair values at December 31, 2004. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

(Dollars in thousands)	Weighted Average Interest Rate	2005	2006	2007	2008	2009	Thereafter	Total	2004 Fair Value
Interest Sensitive Assets:
Federal funds sold	--%	$--	$--	$--	$--	$--	$--	$--	$--
Investment securities	3.70	24,662	27,166	20,014	17,875	4,794	33,716	128,227	127,883
Total loans	5.60	1,235,819	463,129	378,924	442,874	362,351	206,113	3,089,210	3,114,088
Mortgage-backed securities	4.12	13,357	10,596	8,670	1,615	1,321	727	36,286	36,175
Federal Home Loan
Bank stock	4.17	54,284	--	--	--	--	--	54,284	54,284

Total		$1,328,122	$500,891	$407,608	$462,364	$368,466	$240,556	$3,308,007	$3,332,430

Interest Sensitive
Liabilities:
Money market accounts	1.09%	$52,836	$68,945	$68,945	$38,729	$38,728	$22,928	$291,111	$291,111
Savings accounts	0.65	12,832	17,033	17,032	11,114	11,114	10,421	79,546	79,546
Interest-bearing
checking accounts	0.67	56,381	76,408	76,407	58,355	58,355	88,187	414,093	414,093
Time deposits	2.77	544,698	322,623	34,108	54,341	11,593	432	967,795	966,041
Federal Home Loan Bank
advances and other
borrowings	3.25	390,908	114,034	95,000	75,000	80,664	86,060	841,666	849,242

Total		$1,057,655	$599,043	$291,492	$237,539	$200,454	$208,028	$2,594,211	$2,600,033

Interest Sensitive Off-Balance Sheet Items: (1)(2)								Total(1)	2004 Notional Amount(1)
Loans serviced for others	5.73%							$1,118,317	$1,118,317
Commitments to
extend credit	5.83							71,434	71,434
Unused warehouse mortgage
lines of credit	5.13							439,572	439,572
Unused commercial
lines of credit	5.82							136,393	136,393
Unused consumer
lines of credit	5.78							120,427	120,427
Standby letters of credit	5.99							6,064	6,064
Recourse obligations on assets	N/A							15,895	15,895
Commitments to
purchase loans	5.44							60,405	60,405
Commitments to sell loans	N/A							(36,751)	(36,751)
Commitments to
purchase securities	10.00							1,637	1,637

(1)	Total balance equals the notional amount of off-balance sheet items, and interest rates are the weighted average interest rates of the underlying items.
(2)	Fair value of derivative financial instruments were recorded in the Company's Statements of Financial Condition.

        Expected maturities are contractual maturities adjusted for prepayment of principal. We use certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected prepayments and repayments of principal. The prepayment experience reflected herein is based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from the Bank’s historical experience.

        We are subject to certain market risks and interest rate risks from the time we issue commitments to originate new loans. In recent years, we have reduced our exposure to interest rate risk by focusing on loans with higher yields and/or shorter terms for retention in portfolio and selling most of our single family fixed-rate residential first mortgage loans into the secondary market. In an effort to protect us against adverse interest rate movements, we typically enter into an agreement to sell the loan, or a loan within the same interest rate range, into the secondary market at the time we take an application for a fixed-rate loan. This is known as a “matched sale” approach and reduces our interest rate risk with respect to these loans. There is still some risk because some portion of these loans may never close for various reasons. However, the agencies to whom we sell loans permit us some flexibility in delivering loan product to them. In certain instances, if the loans we deliver for sale do not match the characteristics outlined in our forward sale commitments, our gain on sale may be reduced. To date this has not been a significant issue.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

        We use our liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2004, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at December 31, 2004	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
Federal Home Loan Bank advances
and other borrowings	$841,666	$335,885	$62,019	$140,683	$303,079
Recourse obligations on assets	15,895	15,895	--	--	--
Purchase investment securities	1,637	1,637	--	--	--
Annual rental commitments under non-
cancellable operating leases	4,193	806	1,184	787	1,416

	$863,391	$354,223	$63,203	$141,470	$304,495

		Due In
(Dollars in thousands)	Total at December 31, 2004	1 Year	1-3 Years	3-5 Years	After 5 Years
Lending commitments:
Commitments to originate loans	$71,434	$71,434	$--	$--	$--
Commitments to sell loans	(36,751)	(36,751)	--	--	--
Commitments to purchase loans	60,405	60,405	--	--	--
Undisbursed portion of loans in process	441,152	441,152	--	--	--
Standby letters of credit	6,064	6,064	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	439,572	439,572	--	--	--
Business loans	136,393	136,393	--	--	--
Consumer loans	120,427	120,427	--	--	--

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At December 31, 2004, the maximum total dollar amount of such recourse was approximately $13.4 million. Based on historical experience, at December 31, 2004, we had established a liability of $720,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities.

        For more information regarding our contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements see Note 22 in Item 8. Financial Statements and Supplementary Data.

Analysis of Net Interest Income

        Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid

        The following table shows for the years indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Year Ended December 31,
	2004			2003			2002
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Fed funds sold	$2,192	$31	1.42%	$24,414	$260	1.06%	$22,246	$391	1.76%
Investment securities (1)	115,687	4,540	3.92%	69,638	2,690	3.86%	62,430	2,726	4.37%
Mortgage-backed securities (1)	22,341	837	3.75%	57,437	970	1.69%	36,300	1,929	5.31%
Loans receivable (2)	2,204,575	119,572	5.42%	1,860,780	106,900	5.75%	1,469,785	99,895	6.80%

Total interest-earning assets	2,344,795	124,980	5.33%	2,012,269	110,820	5.51%	1,590,761	104,941	6.60%
Noninterest-earning assets	131,117			86,522			69,398

Total assets	$2,475,912			$2,098,791			$1,660,159

Interest-bearing liabilities:
Interest-bearing checking accounts	$333,129	$2,476	0.74%	$294,712	$2,629	0.89%	$269,274	$4,619	1.72%
Regular savings accounts	42,346	291	0.69%	18,491	90	0.49%	14,811	179	1.21%
Money market accounts	275,216	2,731	0.99%	274,737	3,289	1.20%	284,399	5,533	1.95%
Time deposits	757,363	20,956	2.77%	533,903	16,824	3.15%	524,911	20,759	3.95%

Total interest-bearing deposits	1,408,054	26,454	1.88%	1,121,843	22,832	2.04%	1,093,395	31,090	2.84%
Federal Home Loan Bank advances
and other borrowings	661,687	21,315	3.22%	541,962	18,039	3.33%	274,605	13,131	4.78%

Total interest-bearing liabilities	2,069,741	47,769	2.31%	1,663,805	40,871	2.46%	1,368,000	44,221	3.23%
Noninterest-bearing accounts	70,719			43,295			29,901
Other liabilities	55,838			53,484			70,320

Total liabilities	2,196,298			1,760,584			1,468,221
Shareholders' equity	279,614			338,207			191,938

Total liabilities and
shareholders' equity	$2,475,912			$2,098,791			$1,660,159

Net interest-earnings assets	$275,054			$348,464			$222,761
Net interest income; average
interest rate spread		$77,211	3.02%		$69,949	3.05%		$60,720	3.37%
Net interest margin (3)			3.29%			3.48%			3.82%
Average interest-earning assets to
average interest-bearing liabilities			113.29%			120.94%			116.28%

(1)	Includes securities available for sale and held to maturity. Investment securities also include Federal Home Loan Bank stock.
(2)	Includes nonaccrual loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis

        The following table shows the extent to which changes in interest rates and changes in the volume of interest-related assets and liabilities affected our interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in rate (change in rate multiplied by prior year volume), and (2) changes in volume (change in volume multiplied by prior year rate). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Federal funds sold	$66	$(295)	$(229)	$(166)	$35	$(131)
Investment securities	43	1,807	1,850	(335)	299	(36)
Mortgage-backed securities	701	(834)	(133)	(1,728)	769	(959)
Loans receivable (1)	(6,367)	19,039	12,672	(16,957)	23,962	7,005

Total interest income	(5,557)	19,717	14,160	(19,186)	25,065	5,879

Interest expense:
Interest-bearing
checking accounts	(472)	319	(153)	(2,396)	406	(1,990)
Savings accounts	48	153	201	(126)	37	(89)
Money market accounts	(564)	6	(558)	(2,062)	(182)	(2,244)
Time deposits	(2,225)	6,357	4,132	(4,283)	348	(3,935)

Total deposits	(3,213)	6,835	3,622	(8,867)	609	(8,258)
Federal Home Loan Bank advances
and other borrowings	(611)	3,887	3,276	(4,906)	9,814	4,908

Total interest expense	(3,824)	10,722	6,898	(13,773)	10,423	(3,350)

Net change in net interest income	$(1,733)	$8,995	$7,262	$(5,413)	$14,642	$9,229

(1)	Calculated net of uamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

        Our total assets were $3.0 billion at December 31, 2004, an $840.2 million, or 38.1%, increase from December 31, 2003. The increase in total assets during 2004 was primarily the result of $304.3 million in net loans and $149.6 million of investment securities and FHLB stock acquired from the UNFC acquisition in August 2004. Additionally, we purchased $134.4 million of residential construction loans from First Indiana Bank during the quarter ended December 31, 2004. Goodwill recorded in conjunction with the UNFC acquisition totaled $42.3 million at December 31, 2004.

        Our available for sale investment securities totaled $127.8 million at December 31, 2004, an $84.2 million, or 193.6%, increase compared to $43.5 million at December 31, 2003. The increase in our available for sale investment securities was primarily due to $118.5 million of securities acquired from UNFC and security purchases of $14.0 million partially offset by maturities of $28.4 million and the sale of six securities resulting in $16.8 million in proceeds (including $461,000 in net gains on sales which includes a $135,000 impairment on FNMA equity securities).

        Our mortgage-backed securities portfolio increased $20.5 million, or 130.2%, to $36.2 million at December 31, 2004 compared to $15.7 million at December 31, 2003. The increase is primarily the result of $29.8 million of mortgage-backed securities acquired from UNFC partially offset by $9.0 million of principal payments received.

        Net loans increased $618.8 million, or 30.4%, to $2.7 billion at December 31, 2004 compared to $2.0 billion at December 31, 2003. The primary reason for the increase in net loans was $304.3 million of net loans acquired from UNFC and $134.4 million of residential construction loans acquired from First Indiana Bank. Additionally, we originated $4.2 billion of loans and purchased $1.1 billion of loans during 2004 which was offset by $4.4 billion of principal repayments and $285.0 million of loan sales. The loan sales were primarily long-term, fixed-rate one-to-four family residential mortgages that are sold as a means of limiting interest-rate risk, while generating gains on sale of loans and servicing fee income in the future.

        The allowance for loan losses increased $7.2 million, or 37.0%, to $26.8 million at December 31, 2004 compared to $19.6 million at December 31, 2003. We acquired $4.2 million of allowance for loan losses as a result of the UNFC acquisition. Net charge-offs were $1.9 million during the year ended December 31, 2004, an increase of $70,000, or 3.9%, compared to net charge-offs of $1.8 million during the year ended December 31, 2003. We made provisions for loan losses of $4.9 million for the year ended December 31, 2004, an increase of $616,000, or 14.4%, compared to $4.3 million for the year ended December 31, 2003. Our allowance for loan losses as a percentage of nonperforming loans declined to 262.23% at December 31, 2004 compared to 541.65% at December 31, 2003. The ratio of the allowance for loan losses to net loans increased to 1.01% at December 31, 2004 compared to 0.96% at December 31, 2003.

        Premises and Equipment increased to $38.2 million at December 31, 2004 compared to $27.6 million at December 31, 2003, a $10.6 million or 38.5% increase. The primary reason for the increase was $7.9 million of assets acquired from UNFC and purchases of $5.9 million partially offset by depreciation and amortization of $3.2 million during the year ended December 31, 2004.

        We recorded $42.3 million of goodwill at December 31, 2004 related to the UNFC acquisition. We did not have any goodwill at December 31, 2003. Goodwill is subject to periodic impairment analysis which will be completed annually beginning in 2005. Additionally, other intangible assets totaled $11.9 million at December 31, 2004. This amount related to core deposit intangible assets recorded as a result of the UNFC acquisition.

        Other assets increased $1.0 million, or 4.5%, to $23.6 million at December 31, 2004 compared to $22.6 million at December 31, 2003. At December 31, 2004, the largest item recorded in other assets was net servicing assets of $10.5 million. The remainder consists of prepaid expenses, miscellaneous receivables and other miscellaneous assets.

        Total deposits increased $648.0 million, or 53.3%, to $1.9 billion at December 31, 2004 compared to $1.2 billion at December 31, 2003. The increase in deposits at December 31, 2004 was due to an increase of $382.0 million in time deposits and an increase of $266.0 million in core deposits (checking, money market and savings accounts). The primary reason for our increase in time and core deposits was the acquisition of UNFC. Time deposits totaled $967.8 million at December 31, 2004, an increase of $382.0 million, or 65.2%, compared to $585.8 million at December 31, 2003. At December 31, 2004, our interest-bearing and noninterest-bearing checking accounts totaled $526.3 million in the aggregate, a $185.9 million, or 54.6%, increase from an aggregate of $340.4 million at December 31, 2003. Brokered time deposits totaled $124.6 million at December 31, 2004 compared to $65.5 at December 31, 2003.

        Our FHLB advances and other borrowings totaled $841.7 million at December 31, 2004, an increase of $196.0 million, or 30.4%, compared to $645.7 million at December 31, 2003. We utilized FHLB advances to fund loan originations and purchases and to fund the UNFC acquisition. The issuance of $30.0 million of trust preferred securities at a variable interest rate indexed to the three-month LIBOR rate was completed during the second quarter of 2004. The securities, which are callable at par in June 2009 and mature in June 2034, were issued to provide funding for common stock repurchases and other general corporate purposes. At December 31, 2004, the weighted average cost of our FHLB advances and other borrowings was 3.25% compared to 3.01% at December 31, 2003.

        Our accrued expenses and other liabilities totaled $31.8 million at December 31, 2004, an increase of $8.9 million, or 39.0%, compared to $22.9 million at December 31, 2003. The primary items comprising accrued expenses and other liabilities are accrued taxes payable, deferred compensation, loan servicing payments, end-lender loan payments associated with our warehouse mortgage lines of credit and other miscellaneous accrued expenses.

        Our shareholders’ equity totaled $277.0 million at December 31, 2004 compared to $295.1 million at December 31, 2003, a decrease of $18.1 million or 6.1%. The decline in shareholders’ equity is attributable to the repurchase of 2,031,757 shares of the Company’s common stock in connection with a Board of Directors authorized stock repurchase program at an average purchase price of $21.99 per share and $3.4 million in dividends paid to the Company’s shareholders partially offset by net income of $23.9 million for the year ended December 31, 2004, $3.4 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”) and $2.8 million related to the amortization of common stock awards under the 2003 Management Recognition and Retention Plan (“MRRP”).

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

        Our total assets were $2.2 billion at December 31, 2003, a $262.3 million, or 13.5%, increase from December 31, 2002. This increase primarily reflects a $244.8 million increase in net loans. During 2003, we utilized additional FHLB borrowings, increased deposits, proceeds from the sale of mortgage-backed securities and proceeds from the maturity of investment securities, to fund our loan portfolio growth.

        Our available for sale investment securities totaled $43.5 million at December 31, 2003, a $13.0 million, or 42.5%, increase from December 31, 2002. This increase primarily reflects $33.9 million in purchases during 2003 partially offset by $22.0 million of maturities. A majority of the investment securities purchased were FHLB step-up notes.

        Our mortgage-backed securities portfolio declined by $14.7 million, or 48.3%, to $15.7 million at December 31, 2003 compared to $30.4 million at December 31, 2002. This decrease was due in large part to high levels of mortgage refinancing activity during the first half of 2003 which resulted in more rapid repayment of these securities. During 2003, we had $42.3 million of principal reductions related to mortgage-backed securities. Additionally, we had purchases of $84.0 million which were partially offset by sales proceeds of $53.8 million during the year ended December 31, 2003.

        Net loans increased by $244.8 million, or 13.7%, to $2.0 billion at December 31, 2003 compared to $1.8 billion at December 31, 2002. Throughout 2003, we have continued to focus on increasing our holdings of loans with relatively higher yields as well as adjustable rates of interest and/or shorter terms to maturity. During the year ended December 31, 2003, we purchased a total of $1.3 billion of loans, including $652.8 million of single-family residential first mortgage loans, $304.6 million of single family second mortgage loans, $229.7 million of construction loans, $67.5 million of consumer loans and $43.9 million of commercial real estate and land loans.

        Total deposits increased by $87.9 million, or 7.8%, to $1.2 billion at December 31, 2003 compared to $1.1 billion at December 31, 2002. During 2003 we purchased $65.5 million of brokered time deposits at rates which closely approximated the rates we were offering on time deposits through our retail delivery system. We purchased these brokered time deposits as an additional source of funds for our loan origination and purchase activity. At December 31, 2003, our interest-bearing and non-interest-bearing checking accounts totaled $340.4 million in the aggregate, a $14.4 million, or 4.4%, increase from an aggregate of $326.0 million at December 31, 2002.

        Our FHLB advances and other borrowings amounted to $645.7 million at December 31, 2003, an increase of $227.4 million, or 54.4%, compared to $418.3 million at December 31, 2002. We utilized FHLB advances as the primary funding source for the growth in our loan portfolio.

        Our shareholders’ equity totaled $295.1 million at December 31, 2003 compared to $339.9 million at December 31, 2002, a decrease of $44.8 million or 13.2%. The decline in shareholders’ equity was attributable to the repurchase of 2,257,507 shares of the Company’s common stock in connection with a Board of Directors authorized stock repurchase program at an average purchase price of $23.75 per share. Additionally, we purchased 903,003 shares of the Company’s common stock to fund the shareholder-approved 2003 MRRP at an average purchase price of $22.20 per share. We had $23.8 million of net income that partially offset the impact of the stock repurchase program and the funding of the MRRP.

Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003

        Net Income. Our net income was $23.9 million, or $1.39 per diluted share ($1.42 per basic share) for the year ended December 31, 2004 compared to net income of $23.8 million, or $1.16 per diluted share ($1.18 per basic share) for the year ended December 31, 2003.

        Net Interest Income. Net interest income is the principal source of earnings for the Company, and consists primarily of interest income on loans receivable and investment and mortgage-backed securities, offset by interest expense on deposits and borrowed funds. Net interest income is determined by interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and also by the amount of interest earning assets relative to interest-bearing liabilities. Generally, we are able to increase our net interest income at a faster pace when the spread between short-term and long-term U.S. Treasury rates is positive, due to funding costs being more directly tied to shorter-term rates, while loan rates are tied to intermediate to longer-term rates. Net interest income before provision for loan losses was $77.2 million and $69.9 million for the years ended December 31, 2004 and 2003, respectively. Our average interest rate spread for the years ended December 31, 2004 and 2003 was 3.02% and 3.05%, respectively. Our net interest margin (net interest income divided by average interest-earning assets) for the same periods was 3.29% and 3.48%, respectively. The declines in our average interest rate spread for the year ended December 31, 2004 when compared to the year ended December 31, 2003 was primarily attributable to continued industry-wide compression in interest rates combined with the impact of the repayment and refinancing of higher yielding loans. The primary reasons for the decline in our net interest margin during the year ended December 31, 2004 was the Company’s stock repurchases and goodwill associated with the acquisition of UNFC. The use of funds for stock repurchases and goodwill associated with the acquisition of UNFC negatively affected net interest margin because those funds could have been used toward interest-earning activities (purchase of investment securities and/or origination or purchase of loans) or to reduce our outstanding FHLB advances or other borrowings. The Company’s stock repurchases and goodwill associated with the acquisition of UNFC were the primary factors resulting in our ratio of average interest-earning assets to average interest-bearing liabilities declining to 113.29% for the year ended December 31, 2004 compared to 120.94% for the year ended December 31, 2003

        Interest Income. Our total interest income for the year ended December 31, 2004 was $125.0 million, an increase of $14.2 million, or 12.8%, compared to $110.8 million for the year ended December 31, 2003. Interest income on loans receivable increased $12.7 million, or 11.9%, to $119.6 million for the year ended December 31, 2004 compared to $106.9 million for the year ended December 31, 2003. The increase in interest income for the year ended December 31, 2004 was the result of an increase in the average balance of loans receivable of $343.8 million, or 18.5%, to $2.2 billion for the year ended December 31, 2004 compared to $1.9 billon for the year ended December 31, 2003. The increase in the average balance of loans receivable was partially offset by a decline in the average yield earned on loans receivable from 5.75% for the year ended December 31, 2003 to 5.42% for the year ended December 31, 2004. The decline in the average yield earned on loans receivable was primarily the result of a high level of repayment and refinancing activity that occurred throughout 2003 and 2004 due to a historically low interest rate environment. Interest income from investment and mortgage-backed securities totaled $5.4 million for the year ended December 31, 2004, an increase of $1.7 million, or 46.9%, compared to $3.7 million for the year ended December 31, 2003. The increase in interest income on investment and mortgage-backed securities is primarily attributable to an $11.0 million increase in the aggregate average balance of investment and mortgage-backed securities for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase is primarily the result of $149.6 million of investment and mortgage-backed securities and FHLB stock acquired in the UNFC acquisition.

        Interest Expense. Our total interest expense for the year ended December 31, 2004 was $47.8 million, an increase of $6.9 million, or 16.9%, compared to $40.9 million for the year ended December 31, 2004. Interest expense on deposits totaled $26.5 million for the year ended December 31, 2004, an increase of $3.6 million, or 15.9%, compared to $22.8 million for the year ended December 31, 2003. Interest expense on FHLB advances and other borrowings increased $3.3 million, or 18.2%, to $21.3 million for the year ended December 31, 2004 compared to $18.0 million for the year ended December 31, 2003. The primary reason for the increase in interest expense was a $286.2 million increase in the average balance of interest-bearing deposits which was partially offset by a 16 basis point decline in the average rate paid on interest-bearing deposits. The average rate paid on interest-bearing deposits was 1.88% for the year ended December 31, 2004 compared to 2.04% for the year ended December 31, 2003. The increase in the average balance of interest-bearing deposits is primarily the result of the UNFC acquisition and our continued emphasis on growing our deposit balances. Additionally, the average balance of our FHLB advances and other borrowings increased $119.7 million, or 22.1%, to $661.7 million for the year ended December 31, 2004 compared to $542.0 million for the year ended December 31, 2003. The average rate paid on FHLB advances and other borrowings declined to 3.22% for the year ended December 31, 2004 compared to 3.33% for the year ended December 31, 2003. We utilized FHLB advances and other borrowings during 2004 as our primary funding source for loan portfolio growth and the UNFC acquisition.

        Provision for Loan Losses. We establish provisions for loan losses, which are charges to our operating results, in order to maintain a level of total allowance for loan losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management performs reviews no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio. Our reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors. For each primary type of loan, we establish a loss factor reflecting our estimate of the known and inherent losses in each loan type using both quantitative analysis as well as qualitative factors. Our evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the levels of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size, terms and geographic concentration of loans held by us, the value of collateral securing loans, the number of loans requiring heightened management oversight and general economic conditions. The amount of the allowance for loan losses is only an estimate and actual losses may vary from these estimates.

        We made a provision for loan losses of $4.9 million for the year ended December 31, 2004, an increase of $616,000, or 14.4%, compared to $4.3 million for the year ended December 31, 2003. Our portfolio of commercial real estate and land loans, multi-family loans, construction loans (residential and commercial), agriculture (real estate and operating), business and consumer loans totaled $2.3 billion at December 31, 2004, an increase of $960.3 million, or 72.6%, compared to $1.3 billion at December 31, 2003. These loans are deemed to have higher levels of known and inherent losses than one-to-four family residential loans due to, among other things, the nature of the collateral and the dependency on economic conditions for successful completion or operation of the project. As such, we have made provisions in order to maintain the allowance for loan losses at a level that we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at the relevant date. At December 31, 2004, our total nonperforming loans totaled $10.2 million or 0.39% of net loans, compared to $3.6 million, or 0.18% of net loans, at December 31, 2003. At December 31, 2004 our non-performing assets amounted to $10.6 million, or 0.35% of total assets, compared to $4.3 million, or 0.19% of total assets, at December 31, 2003. The increase in nonperforming loans and nonperforming assets at December 31, 2004 was primarily attributable to loans assumed in the UNFC acquisition, the largest such loan being a $2.4 million multi-family residential loan. During the years ended December 31, 2004 and 2003 we charged-off, net of recoveries, $1.9 million and $1.8 million, respectively. For the years ended December 31, 2004 and December 31, 2003, approximately 63.6% and 70.6% of our charge-offs related to consumer loans, respectively, in particular automobile loans. At December 31, 2004, our allowance for loan losses amounted to 262.2% of non-performing loans compared to 541.7% at December 31, 2003. Our allowance for loan losses as a percentage of net loans was 1.01% and 0.96% at December 31, 2004 and December 31, 2003, respectively. We believe that the allowance for loan losses at December 31, 2004 was at a level to cover the known and inherent losses in our loan portfolio that were both probable and reasonably estimable based upon the facts and circumstances known at that date. No assurance can be made that additional provisions may not be needed in future periods, which could adversely effect results of operations.

        Noninterest Income. Our noninterest income increased by $4.0 million, or 20.4%, to $23.9 million for the year ended December 31, 2004 compared to $19.9 million for the year ended December 31, 2003. The increase in noninterest income during the year ended December 31, 2004 was primarily the result of a $3.9 million increase in deposit fees, a $2.9 million reduction in mortgage servicing right amortization due to decreased payoffs, a $1.5 million gain associated with the merger of the Bank’s defined benefit pension plan with an unrelated third party plan, a $1.2 million increase in fees associated with loans and non-deposit related services and a $461,000 gain on sale of investment securities (includes a $135,000 impairment on FNMA equity securities) which were partially offset by a $5.8 million decline in gains on loans held for sale.

        During the year ended December 31, 2004, normal amortization expense related to our mortgage servicing rights portfolio totaled $1.5 million, an increase of $187,000, or 14.7%, compared to $1.3 million for the year ended December 31, 2003. Amortization expense related to prepayments of loans totaled $1.4 million for the year ended December 31, 2004, a decrease of $2.9 million, or 67.1%, compared to $4.3 million for the year ended December 31, 2003. Amortization expense during the year ended December 31, 2004 was partially offset by an $868,000 net recapture of the mortgage servicing valuation reserve due to stabilization of interest rates resulting in reduced prepayment speeds. Our mortgage servicing right valuation allowance totaled $800,000 and $1.7 million at December 31, 2004 and December 31, 2003, respectively. Amortization expense, impairment charges and impairment recapture related to mortgage servicing rights are recorded as adjustments to fee and service charge income.

        Noninterest Expense. Our noninterest expense increased $10.7 million, or 22.5%, to $58.2 million for the year ended December 31, 2004 compared to $47.5 million for the year ended December 31, 2003. During the year ended December 31, 2004, personnel growth and the UNFC acquisition contributed to a $5.2 million increase in compensation expense, a $2.8 million increase in other operating expense and a $1.3 million increase in occupancy expense. Additionally, expense related to the Company’s MRRP and ESOP increased $1.2 million during the year ended December 31, 2004. Included in other operating expense for the year ended December 31, 2004 was $623,000 in amortization expense related to our core deposit intangible asset recorded as a result of the UNFC acquisition.

        Income Tax Expense. Our income tax expense decreased $50,000, or 0.4%, to $14.2 million for the year ended December 31, 2004. The decrease in income tax primarily reflects an increase in interest income on tax-exempt investment securities and loans receivable during the year ended December 31, 2004. Our effective income tax rate for the years ended December 31, 2004 and December 31, 2003 was 37.2% and 37.4%, respectively.

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

        Net Income. Our net income increased by $8.8 million, or 59.1%, to $23.8 million for the year ended December 31, 2003 as compared to $15.0 million for the year ended December 31, 2002. Included in our net income for the year ended December 31, 2002 was a $5.0 million pre-tax charge relating to the contribution of 500,000 shares of our common stock to the TierOne Charitable Foundation which was formed in connection with the Bank’s conversion from mutual to stock form in October 2002. Our net income increased due primarily to improved net interest income resulting from a higher average balance of loans receivable in 2003. Net interest income is our principal source of income and represents the difference between the income we earn on our investment securities, mortgage-backed securities and loan portfolios and the cost of funds, which is the interest we pay on deposits and borrowings. In large part, net interest income is determined by interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and also by the amount of interest-earning assets relative to interest-bearing liabilities. Our average interest rate spread declined to 3.05% for the year ended December 31, 2003 as compared to 3.37% for the year ended December 31, 2002. Net interest margin declined to 3.48% for the year ended December 31, 2003 as compared to 3.82% for the year ended December 31, 2002. During 2003 our average interest rate spread and average interest margin were negatively impacted by a 105 basis point decrease in the average yield on loans receivable caused by the high level of refinance activity experienced during the period and lower than expected yields on mortgage-backed securities due to higher than projected prepayments. Our ratio of average interest-earning assets to average interest-bearing liabilities increased to 120.94% for the year ended December 31, 2003 as compared to 116.28% for the year ended December 31, 2002. The increase in the ratio of average interest-earning assets to average interest-bearing liabilities is primarily the result of an increase in average loans due to utilization of proceeds from our initial public offering completed in October 2002.

        Interest Income. Our total interest income for the year ended December 31, 2003 was $110.8 million, an increase of $5.9 million, or 5.6%, compared to $104.9 million for the year ended December 31, 2002. The increase in interest income for the year ended December 31, 2003 was the result of an increase in average loans of $391.0 million, or 26.6%, to $1.9 billion at December 31, 2003 compared to $1.5 billion at December 31, 2002. The increase in the average balance of net loans during 2003 was partially offset by a reduction in the average yield earned on net loans from 6.80% at December 31, 2002 to 5.75% at December 31, 2003. Average yields also were lower on our investment securities and mortgage-backed securities in the year ended December 31, 2003 compared to 2002. These declines in average yields earned on interest-earning assets primarily reflect the low interest rate environment which continued to exist throughout 2003.

        Interest Expense. Our total interest expense for the year ended December 31, 2003 was $40.9 million, a decrease of $3.4 million, or 7.6%, compared to $44.2 million for the year ended December 31, 2002. The primary reason for the decrease in interest expense was a $8.3 million, or 26.6%, reduction in interest expense on deposits due to an 80 basis point decrease in the average rate paid on interest-bearing deposits to 2.04% during 2003 compared to 2.84% in 2002. The average rate paid on our time deposits was 3.15% in the year ended December 31, 2003 compared to 3.95% in the year ended December 31, 2002. The average rates paid on our interest-bearing checking accounts, money market accounts and savings accounts also declined in 2003 compared to 2002. Interest expense on FHLB advances and other borrowings was $18.0 million for the year ended December 31, 2003, an increase of $4.9 million, or 37.4%, compared to $13.1 million for the year ended December 31, 2002. The primary reason for the increase in interest expense related to our FHLB advances and other borrowings was an increase of $267.4 million to $542.0 million in the average balance of FHLB advances and other borrowings for the year ended December 31, 2003 compared to an average balance of $274.6 million for the year ended December 31, 2002. We have utilized FHLB advances as the primary funding source for our loan portfolio growth. The average rate paid on FHLB advances and other borrowings declined to 3.33% for 2003 compared to 4.78% for the year ended December 31, 2002.

        Provision for Loan Losses. We made a provision for loan losses of $4.3 million for the year ended December 31, 2003 compared to $4.7 million for the year ended December 31, 2002. Our portfolio of commercial real estate and land loans, construction loans (residential and commercial), business loans and consumer loans totaled $1.2 billion at December 31, 2003, an increase of $202.3 million, or 19.8%, compared to $1.0 billion at December 31, 2002. These loans are deemed to have higher levels of known and inherent losses than one-to-four family residential loans due to, among other things, the nature of the collateral and the dependency on economic conditions for successful completion or operation of the project. As such, we have made provisions in order to maintain the allowance for loan losses at a level that we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at the relevant date. At December 31, 2003 our non-performing assets amounted to $4.3 million, or 0.19% of total assets, compared to $7.5 million, or 0.38% of total assets, at December 31, 2002. The decline in non-performing assets at December 31, 2003 was primarily attributable to the disposition of a commercial real estate property acquired through foreclosure during the year. During the years ended December 31, 2003 and 2002 we charged-off loans in the amount of, net of recoveries, $1.8 million and $1.1 million, respectively. For the year ended December 31, 2003, approximately 71% of our charge-offs related to consumer loans, in particular automobile loans, compared to 88% for the year ended December 31, 2002. At December 31, 2003, our allowance for loan losses amounted to 541.7% of non-performing loans compared to 311.7% at December 31, 2002. Our allowance for loan losses as a percentage of net loans was 0.96% at December 31, 2003 and December 31, 2002. We believe that the allowance for loan losses at December 31, 2003 was at a level to cover the known and inherent losses in our loan portfolio that were both probable and reasonably estimable based upon the facts and circumstances known at that date. No assurance can be made that additional provisions may not be needed in future periods, which could adversely effect results of operations. Regulatory agencies, in the course of their regular examinations, review the allowance for loan losses and carrying value of non-performing assets. No assurance can be given that these agencies might not require changes to the allowance for loan losses in the future.

        Noninterest Income. Our other income increased by $6.7 million, or 51.5%, to $19.9 million for the year ended December 31, 2003 compared to $13.1 million for the year ended December 31, 2002. The growth in other income is primarily attributable to a $3.6 million increase in gains on loans held for sale which were generated by the sales of our single-family fixed-rate residential first mortgage loans in the secondary market. During the year ended December 31, 2003, we sold $627.5 million of fixed-rate single-family residential loans, an increase of $61.9 million, or 11.0%, compared to $565.6 million for the year ended December 31, 2002. Additionally we experienced a $2.5 million increase in deposit account and debit card fees which is the result of an increased number of core deposit accounts. We also had a $1.6 million increase in loan fees which is the direct result of our growing loan portfolio.

        During the year ended December 31, 2003 we had $4.3 million of mortgage servicing rights amortization expense related to prepayments of loans and $1.3 million of normal amortization expense related to our mortgage servicing rights portfolio. Amortization expense during 2003 was partially offset by a $652,000 net recapture of the mortgage servicing valuation reserve due to stabilization of interest rates in the second half of 2003 resulting in a reduction of the loan prepayment speeds that the Company was experiencing.

        During the six month period ended June 30, 2003 we recorded $2.0 million of mortgage servicing rights impairment charges bringing our mortgage servicing valuation reserve to $4.3 million at June 30, 2003 as the low interest rate environment continued to generate a high level of mortgage refinance activity. During the six months ended December 31, 2003 we recaptured $2.6 million of mortgage servicing rights impairment as interest rates stabilized and we experienced an increase in the valuation of our mortgage servicing rights portfolio. Our mortgage servicing right valuation allowance totaled $1.7 million at December 31, 2003. Amortization expense, impairment charges and impairment recapture related to mortgage servicing rights are recorded as adjustments to fee and service charge income.

        Noninterest Expense. Our other expense increased $1.9 million, or 4.1%, to $47.5 million for the year ended December 31, 2003 compared to $45.7 million for the year ended December 31, 2002. Other expense for the year ended December 31, 2002 reflected a $5.0 million pre-tax charitable contribution to the TierOne Charitable Foundation in connection with the completion of TierOne Bank’s conversion from mutual to stock form. During the year ended December 31, 2003, salaries and employee benefit expense increased $5.8 million which was primarily the result of costs related to our ESOP and MRRP, increased health insurance costs, an increase in the number of staff and normal salary increases.

        Income Tax Expense. Our income tax expense increased by $5.7 million to $14.2 million for the year ended December 31, 2003 compared to $8.5 million for the year ended December 31, 2002. The increase in income tax expense primarily reflects the increase in net income. Our effective income tax rate for the year ended December 31, 2003 was 37.4% compared to 36.2% for the year ended December 31, 2002. The increase in the 2003 effective tax rate was primarily attributable to the partial non-deductible nature of certain expenses related to the Company’s ESOP.

Liquidity

        Our primary sources of funds are deposits, amortization of loans, loan prepayments and maturity of loans, mortgage-backed securities and other investments and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. Additionally, we utilize FHLB advances and brokered time deposits as additional funding sources.

        At December 31, 2004, we had time deposits maturing within the next 12 months amounting to $544.7 million. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be redeposited with us.

        In addition to cash flow from loan and securities payments and prepayments, we have additional borrowing capacity to fund our asset growth. We continue to utilize borrowings as a cost efficient addition to deposits as a source of funds. The average balance of our borrowings was $661.7 million for the year ended December 31, 2004 compared to $542.0 million and $274.6 million for the years ended December 31, 2003 and 2002, respectively. To date, substantially all of our borrowings have consisted of advances from the FHLB, of which we are a member. Pursuant to blanket collateral agreements with the FHLB, the Bank pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans with carrying values totaling approximately $1.6 billion and $1.3 billion at December 31, 2004 and 2003, respectively. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

Impact of Inflation and Changing Prices

        The financial statements, accompanying notes, and related financial data presented in Item 8. Financial Statements and Supplementary Data have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in increased cost of our operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIE”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. Interpretation No. 46 also requires new disclosures about VIEs. In December 2003, the FASB issued a revised Interpretation No. 46 (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The proposed clarifications and modifications apply to periods ending after December 31, 2003. Adoption of this Interpretation did not have a material impact on the Company’s consolidated financial statements.

        In December 2003, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

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

        In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion 29 was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

        In December 2004, FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R amends SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the requisite service period of the share-based payment award. The fair value of a share-based payment award will be computed on the grant date and cannot be remeasured in future periods. Additionally, forfeitures will need to be estimated on the grant date and subsequent revisions to forfeitures should be reported as a cumulative effect of a change in accounting estimate in the period in which the revision occurs. Modified share-based payment awards will be treated as an exchange of the original award for a new award. The incremental fair value of the modified award will be recorded as compensation expense on the date of the modification or over the remaining requisite service period. SFAS No. 123R also requires significant additional disclosures for share-based payment awards. SFAS No. 123R is effective for share-based payment awards granted, modified or settled after the first reporting period beginning after June 15, 2005. The Company has not completed the process of evaluating the impact of SFAS No. 123R on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required herein is incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TierOne Corporation:

        We have audited the accompanying consolidated statements of financial condition of TierOne Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TierOne Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TierOne Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Lincoln, Nebraska
March 4, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TierOne Corporation:

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that TierOne Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TierOne Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that TierOne Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TierOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TierOne Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln, Nebraska
March 4, 2005

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	December 31,
(Dollars in thousands, except per share data)	2004	2003
ASSETS
Cash and cash equivalents	$70,030	$34,901
Investment securities:
Held to maturity, at cost which approximates fair value	126	142
Available for sale, at fair value	127,757	43,515
Mortgage-backed securities, available for sale, at fair value	36,175	15,712
Loans receivable:
Net loans (includes loans held for sale of $11,956 and $7,083 at
December 31, 2004 and December 31, 2003, respectively)	2,654,986	2,036,182
Allowance for loan losses	(26,831)	(19,586)

Net loans after allowance for loan losses	2,628,155	2,016,596

Federal Home Loan Bank stock	54,284	37,143
Premises and equipment, net	38,220	27,587
Accrued interest receivable	15,573	9,678
Goodwill	42,283	--
Other intangible assets, net	11,877	--
Other assets	23,601	22,594

Total assets	$3,048,081	$2,207,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$1,864,761	$1,216,763
Advances from Federal Home Loan Bank and other borrowings	841,666	645,696
Advance payments from borrowers for taxes, insurance and other escrow funds	26,565	22,206
Accrued interest payable	6,308	5,259
Accrued expenses and other liabilities	31,758	22,855

Total liabilities	2,771,058	1,912,779

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized; 18,287,811 and
20,317,568 shares issued and outstanding at December 31, 2004 and
December 31, 2003, respectively	226	226
Additional paid-in capital	355,986	354,054
Retained earnings, substantially restricted	46,263	25,833
Treasury stock, at cost; 4,287,264 and 2,257,507 shares at
December 31, 2004 and December 31, 2003, respectively	(98,254)	(53,613)
Unallocated common stock held by Employee Stock Ownership Plan	(14,674)	(16,179)
Unearned common stock held by Management Recognition and Retention Plan	(12,229)	(14,982)
Accumulated other comprehensive loss, net	(295)	(250)

Total stockholders' equity	277,023	295,089

Total liabilities and stockholders' equity	$3,048,081	$2,207,868

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2002
Interest income:
Loans receivable	$119,572	$106,900	$99,895
Investment securities	5,377	3,660	4,655
Other interest-earning assets	31	260	391

Total interest income	124,980	110,820	104,941

Interest expense:
Deposits	26,454	22,832	31,090
Advances from Federal Home Loan Bank and other borrowings	21,315	18,039	13,131

Total interest expense	47,769	40,871	44,221

Net interest income	77,211	69,949	60,720
Provision for loan losses	4,887	4,271	4,695

Net interest income after provision for loan losses	72,324	65,678	56,025

Noninterest income:
Fees and service charges	17,173	9,117	5,852
Income (loss) from real estate operations, net	(16)	(21)	633
Net gain (loss) on sales of:
Investment securities	461	--	--
Loans held for sale	1,863	7,690	4,090
Real estate owned	189	(62)	(3)
Gain on pension plan curtailment	1,456	--	--
Other operating income	2,779	3,135	2,539

Total noninterest income	23,905	19,859	13,111

Noninterest expense:
Salaries and employee benefits	34,593	28,238	22,442
Occupancy, net	6,938	5,667	5,673
Data processing	1,951	1,680	1,482
Advertising	3,357	3,390	3,530
Contributions to TierOne Charitable Foundation	--	--	5,015
Other operating expense	11,373	8,545	7,527

Total noninterest expense	58,212	47,520	45,669

Income before income taxes	38,017	38,017	23,467
Income tax expense	14,152	14,202	8,501

Net income	$23,865	$23,815	$14,966

Net income per common share, basic	$1.42	$1.18	$0.10 *

Net income per common share, diluted	$1.39	$1.16	$0.10 *

Dividends declared per common share	$0.20	$--	$--

*	Information applicable to fourth quarter 2002 only as the Company completed its initial public offering on October 1, 2002.

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders' Equity
Balance at December 31, 2001	$--	$--	$121,678	$--	$--	$--	$77	$121,755

Proceeds of stock conversion, net	203	197,919	--	--	--	--	--	198,122
Acquisition of Bank's equity upon
stock conversion	--	134,626	(134,626)	--	--	--	--	--
Contribution of stock to TierOne
Charitable Foundation	5	4,995	--	--	--	--	--	5,000
Issuance of stock to Employee
Stock Ownership Plan	18	18,042	--	--	(18,060)	--	--	--
Common stock earned by
employees in Employee Stock
Ownership Plan	--	159	--	--	376	--	--	535
Comprehensive income:
Net income	--	--	14,966	--	--	--	--	14,966
Additional minimum pension
liability, net of tax	--	--	--	--	--	--	(156)	(156)
Change in unrealized gain on
available for sale securities,
net of tax and reclassifications	--	--	--	--	--	--	(326)	(326)

Total comprehensive income	--	--	14,966	--	--	--	(482)	14,484

Balance at December 31, 2002	226	355,741	2,018	--	(17,684)	--	(405)	339,896

Common stock earned by
employees in Employee
Stock Ownership Plan	--	1,511	--	--	1,505	--	--	3,016
Common stock purchased by the
Management Recognition and
Retention Plan	--	(3,198)	--	--	--	(16,846)	--	(20,044)
Amortization of awards under the
Management Recognition and
Retention Plan	--	--	--	--	--	1,864	--	1,864
Repurchase of common stock
(2,257,507 shares)	--	--	--	(53,613)	--	--	--	(53,613)
Comprehensive income:
Net income	--	--	23,815	--	--	--	--	23,815
Additional minimum pension
liability, net of tax	--	--	--	--	--	--	(297)	(297)
Change in unrealized loss on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	452	452

Total comprehensive income	--	--	23,815	--	--	--	155	23,970

Balance at December 31, 2003	$226	$354,054	$25,833	$(53,613)	$(16,179)	$(14,982)	$(250)	$295,089

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders' Equity
Balance at December 31, 2003	$226	$354,054	$25,833	$(53,613)	$(16,179)	$(14,982)	$(250)	$295,089

Common stock earned by
employees in Employee
Stock Ownership Plan	--	1,859	--	--	1,505	--	--	3,364
Amortization of awards under
the Management Recognition
and Retention Plan	--	83	--	--	--	2,753	--	2,836
Treasury stock reissued under	--
stock option plan	--	(10)	--	46	--	--	--	36
Repurchase of common
stock (2,031,757 shares)	--	--	--	(44,687)	--	--	--	(44,687)
Dividends paid ($0.20 per common share)	--	--	(3,435)	--	--	--	--	(3,435)
Comprehensive income:
Net income	--	--	23,865	--	--	--	--	23,865
Change in additional minimum
pension liability, net of tax	--	--	--	--	--	--	452	452
Change in unrealized gain on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	(497)	(497)

Total comprehensive income	--	--	23,865	--	--	--	(45)	23,820

Balance at December 31, 2004	$226	$355,986	$46,263	$(98,254)	$(14,674)	$(12,229)	$(295)	$277,023

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Reconciliation of net income to net cash provided by operating activities:
Net income	$23,865	$23,815	$14,966
Adjustments to reconcile net income to net cash provided by
operating activities:
Net premium amortization of investment and mortgage-backed securities	447	2,233	309
Depreciation and amortization	3,152	2,494	2,193
Amortization of intangible assets	623	--	--
Amortization of premium on Federal Home Loan Bank advances	(85)	--	--
Employee Stock Ownership Plan expense	3,364	3,016	535
Management Recognition and Retention Plan expense	2,836	1,864	--
Amortization of premiums on net loans	8,026	6,936	933
Federal Home Loan Bank stock dividend	(1,543)	(325)	--
Deferred income tax expense (benefit)	(1,337)	224	(1,332)
Provision for loan losses	4,887	4,271	4,695
Proceeds from sales of loans held for sale	285,629	635,215	569,675
Originations and purchases of loans held for sale	(288,639)	(626,104)	(571,454)
Contribution of stock to TierOne Charitable Foundation	--	--	5,000
Net (gain) loss on sales of:
Investment securities	(596)	--	--
Loss on impairment of securities	135	--	--
Loans held for sale	(1,863)	(7,690)	(4,090)
Real estate owned	(189)	62	3
Premises and equipment	(266)	6	(207)
Changes in certain assets and liabilities:
Accrued interest receivable	(912)	(594)	(1,250)
Other assets	2,741	(3,194)	(6,204)
Accrued interest payable	415	(1,553)	(1,922)
Accrued expenses and other liabilities	(2,571)	690	(2,507)

Net cash provided by operating activities	38,119	41,366	9,343

Cash flows from investing activities:
Acquisition of United Nebraska Financial Co., net of cash acquired	(25,624)	--	--
Purchase of investment and mortgage-backed securities,
available for sale and held to maturity	(13,969)	(117,918)	(82,686)
Proceeds from sale of investment and mortgage-backed securities,
available for sale	16,787	53,775	--
Proceeds from maturities of investment securities, available for sale	28,362	22,000	76,259
Proceeds from principal repayments of investment and mortgage-backed
securities available for sale and held to maturity	11,641	42,309	35,576
Increase in loans receivable	(321,958)	(260,745)	(383,526)
Purchase of Federal Home Loan Bank stock	(16,076)	(15,359)	(11,336)
Sale of Federal Home Loan Bank stock	1,775	--	4,713
Additions to premises and equipment	(5,870)	(4,911)	(11,270)
Proceeds from sale of premises and equipment	827	5	675
Proceeds from sale of real estate owned	3,566	6,996	1,156

Net cash used in investing activities	(320,539)	(273,848)	(370,439)

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Cash flows from financing activities:
Net increase in deposits	$217,899	$87,883	$32,638
Net advances (repayment) on Federal Home Loan Bank line of credit
and short-term advances and other borrowings	139,819	62,400	(13,353)
Proceeds from Federal Home Loan Bank long-term advances and other borrowings	--	195,000	135,000
Repayments of Federal Home Loan Bank long-term advances and other borrowings	(27,085)	(30,033)	(6,633)
Proceeds from junior subordinated debentures	30,928	--	--
Net increase (decrease) in advances from borrowers for taxes,
insurance and other escrow funds	4,074	(7,247)	13,918
Repurchase of common stock	(44,687)	(53,613)	--
Dividends paid on common stock	(3,435)	--	--
Treasury stock reissued under stock option plan	36	--	--
Purchase of common stock for Management Recognition and Retention Plan	--	(20,044)	--
Proceeds of stock conversion, net	--	--	198,122

Net cash provided by financing activities	317,549	234,346	359,692

Net increase (decrease) in cash and cash equivalents	35,129	1,864	(1,404)
Cash and cash equivalents at beginning of year	34,901	33,037	34,441

Cash and cash equivalents at end of year	$70,030	$34,901	$33,037

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$47,354	$42,424	$46,143
Income taxes, net of refunds	$14,796	$13,307	$10,000

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$2,340	$5,769	$2,922
Loss on impairment of securities	$135	$--	$--

Noncash financing activities:
During 2002, the Company issued 1,806,006 shares of common stock to the Employee Stock Ownership Plan ("ESOP") and recorded a note receivable from the ESOP. The note receivable is shown as unallocated common stock held by the ESOP in the consolidated statement of financial condition.

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

        Organization. TierOne Corporation (“Company”) is a Wisconsin corporation, incorporated in 2002 for the purpose of becoming the holding company for TierOne Bank (“Bank”), a Federal savings bank. On October 1, 2002, the Bank converted from mutual to stock form of ownership. On the same date, the Company acquired all of the issued and outstanding capital stock of the Bank with a portion of the proceeds from the Company’s initial public offering.

        Basis of Consolidation. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, TMS Corporation of the Americas (“TMS”) and United Farm & Ranch Management (“UFARM”). TMS is the holding company of TierOne Investments and Insurance, Inc., a company that administers the sale of insurance and securities products, and TierOne Reinsurance Company, which reinsures credit life and disability insurance policies. UFARM provides farm and ranch real estate management services.

        Investment and Mortgage-Backed Securities. The Company classifies its investment securities portfolio between those securities the Company intends to hold to maturity and those securities available for sale.

        Securities classified as held to maturity are those securities which the Company has the ability and positive intent to hold to maturity regardless of changes in market condition, liquidity needs, or changes in general economic conditions. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity using the interest method.

        Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other factors. These securities are carried at fair value with unrealized gains or losses reported as increases or decreases in cumulative other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized losses for securities classified as held to maturity and available for sale judged to be other than temporary are charged to operations.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Accounting for Derivatives and Hedging Activities. Effective July 1, 2000, which was previously the beginning of the Bank’s fiscal year, the Bank adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133. These Statements establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. These Statements generally provide for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be either net income or other comprehensive income. For a derivative not qualified for hedge accounting under SFAS No. 133, changes in fair value will be recognized in net income in the period of change.

        Loans Receivable. Net loans are stated at unpaid principal balances, less unamortized premiums, discounts and deferred loan origination fees and the undisbursed portion of construction and land loans in process. Interest on loans is credited to income as earned. Interest is not accrued on loans contractually delinquent 90 days or more. Premiums or discounts on loans are amortized into income over the life of the loan using the interest method. Loan origination fees received in excess of certain direct origination costs are deferred and amortized into income over the contractual life of the loan using the interest method or recognized when the loan is sold or paid off. Additionally, accrual of interest and amortization of deferred loan fees on problem loans are excluded from income when, in the opinion of management, such suspension is warranted. Income is subsequently recognized only to the extent cash payments are received and, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

        Loans Held for Sale. Upon origination or purchase, the Company’s management designates certain loans receivable as held for sale as management does not intend to hold such loans through maturity. Loans held for sale consist of single-family, fixed-rate residential first mortgage loans and are carried at the lower of cost or market value, determined on an aggregate basis. Gains or losses on such loans are recognized utilizing the specific identification method.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Provision and Allowance for Loan Losses. A provision for loan losses is charged to income when it is determined by management to be required based on its analysis. The allowance is maintained at a level to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the loan portfolio no less frequently than quarterly in order to identify those inherent losses and to assess the overall collection probability of the portfolio. Management’s review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. The evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size, terms and geographic concentration of loans held by us, the value of collateral securing the loan, the number of loans requiring heightened management oversight and general economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

        The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specific loans identified by the Company’s credit review function that are evaluated individually for impairment and are considered to be impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by: (i) the fair value of the collateral if the loan is collateral dependent, (ii) the present value of expected future cash flows, or (iii) the loan’s observable market price. The second element is an allowance established for losses which are probable and reasonable to estimate on each of the Company’s categories of outstanding loans. While management uses available information to recognize probable losses on loans inherent in the portfolio, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

        Goodwill and Intangible Assets. Goodwill represents the excess price paid by the Company over the fair value of the tangible and intangible assets and liabilities acquired from United Nebraska Financial Co. (“UNFC”) on August 27, 2004, the date of the acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangibles balances are not being amortized, but instead will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires the intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The Company’s policy is to evaluate the carrying value of goodwill and identifiable assets not subject to amortization annually, at the end of the quarter ending September 30. Goodwill was established and supported by third-party valuations as of August 27, 2004 as part of the UNFC acquisition and, as such, the first impairment test is scheduled for the quarter ended September 30, 2005. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

        Mortgage Servicing Rights. The right to service loans for others are obtained by the sale of loans sold servicing retained or by direct purchase of such rights. Servicing assets are recognized as separate assets when rights are acquired through purchase, or through the sale of loans classified as held for sale. Capitalized mortgage servicing rights are reported in other assets and are amortized to other income in proportion to, and over the period of, the estimated future net servicing income for the underlying financial assets. These assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Impairment is determined by stratifying rights by predominant characteristics, including interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. The amortization expense and valuation adjustment is recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Income.

        Transfers of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company has not had any significant transactions, arrangements or other relationships with any special purpose entities.

        Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the statement of financial condition, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        Real Estate Owned. Real estate acquired through foreclosure is considered to be held for sale and is initially recorded at estimated fair value (carrying value). Subsequent to foreclosure, these assets are carried at the lower of carrying value or fair value, less selling costs. Changes in the valuation allowances for unrealized gains and losses and income and operating expenses are included in other income of the current period.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Premises and Equipment. Premises and equipment are stated at cost, less accumulated depreciation and amortization. The Company’s general policy is to capitalize asset purchases which exceed a certain monetary threshold and whose useful lives exceed one year. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Improvements to buildings are depreciated over their useful lives not to exceed the remaining useful life of the related building. Leasehold improvements are amortized over the lesser of their useful lives or the related lease period.

        Income Taxes. The Company files a consolidated Federal income tax return on a calendar-year basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Earnings Per Share. The Company computes and presents earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share. The difference between the Company’s weighted average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options and other stock based compensation plans for the years presented. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Employee Stock Ownership Plan (“ESOP”) and Management Recognition and Retention Plan (“MRRP”) shares not committed to be released are not considered to be outstanding for purposes of EPS calculations. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s potentially dilutive common shares at December 31, 2004 represent shares issuable under its stock option and MRRP plans.

        The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the provisions of APB No. 25, since the exercise price of the Company’s employees’ stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, pro forma net income and pro forma EPS are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2002
Net income (as reported)	$23,865	$23,815	$14,966
Add: Stock-based employee compensation expense
included in reported net income,
net of related tax effects	1,790	1,212	--
Less: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(2,884)	(1,954)	--

Pro forma net income	$22,771	$23,073	$14,966

Basic earnings per share (as reported)	$1.42	$1.18	$0.10 *
Pro forma basic earnings per share	1.36	1.14	0.10 *
Diluted earnings per share (as reported)	1.39	1.16	0.10 *
Pro forma diluted earnings per share	1.34	1.13	0.10 *

* Information applicable to fourth quarter 2002 only as the Company completed its initial public offering on October 1, 2002.

The pro forma results above may not be representative of the effect reported in net income for future periods.

        The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2004 and December 31, 2003, respectively: dividend yield of 1.0% and 1.0%; expected volatility of 22.6% and 13.2%; risk-free interest rates of 4.0% and 3.5%; and an expected life of 8.0 years and 10.0 years.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Comprehensive Income. Comprehensive income consists of net income, net unrealized gains (losses) on securities, and an additional minimum pension liability and is reported, net of tax, in the Consolidated Statements of Changes in Stockholders’ Equity. Increases (decreases) in other comprehensive income are net of related income taxes (benefit) of ($25,000), $84,000 and ($260,000) for the years ended December 31, 2004, 2003 and 2002, respectively. Reclassification adjustments for realized gross gains (losses) included in income, were approximately $171,000, $118,000 and ($10,000), net of tax (expense) benefit of approximately ($60,000), ($41,000) and $3,000, respectively, for the years ended December 31, 2004, 2003 and 2002, respectively.

        Cash and Cash Equivalents. For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include cash on hand, federal funds sold and due from banks.

        Reclassifications. Certain prior years amounts have been reclassified to conform to the 2004 presentation.

2. Industry Segment Information

        The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of commercial and retail banking, investment management, insurance and farm and ranch management with operations conducted through 68 banking offices located in Nebraska, Iowa and Kansas and eight loan production offices located in Arizona, Colorado, Florida, Minnesota and North Carolina. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.

3. Stock Conversion

        On October 1, 2002, the Company completed the mutual to stock conversion (“Conversion”) of the Bank and the concurrent issuance in connection therewith of 22,575,075 shares of Company common stock, par value $0.01 per share, at $10.00 per share resulting in net proceeds of $198,122,000. As an integral part of the Conversion and in furtherance of the Company’s commitment to the communities that it serves, the Company established a charitable foundation known as the TierOne Charitable Foundation (“Foundation”) and contributed 500,000 shares of common stock to the Foundation on October 1, 2002. The Foundation will provide funding to support charitable causes and community development activities which will complement the Company’s existing community activities. In addition, the Company established an ESOP for the employees of the Company and the Bank which purchased shares in connection with the Conversion. See note 17 for additional discussion of the ESOP.

        In connection with the Conversion, the Bank established a liquidation account in an amount equal to its net worth as of March 31, 2002. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who have continued to maintain their deposit accounts after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder’s or a supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder and supplemental eligible account holder will be entitled to receive balances for accounts then held.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

4. Earnings Per Share

        Basic and diluted EPS data are based on the weighted average number of common shares outstanding during each reporting period. ESOP and MRRP shares not committed to be released are not considered to be outstanding for purposes of EPS calculations. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS are further adjusted for potential common shares that were dilutive and outstanding during the reporting period. The Company’s potentially dilutive common shares at December 31, 2004 represent shares issuable under its 2003 Stock Option Plan and MRRP computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the EPS computations.

	Year Ended December 31, 2004		Year Ended December 31, 2003
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$23,865	$23,865	$23,815	$23,815

Weighted average number of common shares outstanding
used in basic earnings per share calculation (in 000's)	16,802	16,802	20,248	20,248

Common share equivalents - stock option and
MRRP shares (in 000's)		334		233
Weighted average number of common shares outstanding
used in diluted earnings per share calculation (in 000's)		17,136		20,481

Earnings per share	$1.42	$1.39	$1.18	$1.16

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

5. Business Combination

        On August 27, 2004, the Company completed the acquisition of UNFC, the parent company of United Nebraska Bank (“UNB”).

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in thousands)	August 27, 2004
Cash and cash equivalents	$69,072
Investment and mortgage-backed securities	148,262
Net loans	299,981
Other intangible assets	12,500
Other assets	17,483

Total assets	$547,298

Deposits	$430,099
Federal Home Loan Bank advances and other borrowings	52,394
Accrued expenses and other liabilities	9,786

Total liabilities	492,279

Net assets acquired	55,019
Cash paid	97,302

Goodwill (cash paid to United Nebraska Financial Co.
shareholders less net assets acquired)	$42,283

        Assuming the acquisition of UNFC occurred on January 1, 2004 and 2003, the following summarizes the unaudited pro forma combined operating results for the years ended December 31, 2004 and 2003:

	(Unaudited) For the Year Ended December 31,
(Dollars in thousands, except per share data)	2004	2003
Pro forma interest income	$140,735	$136,300
Pro forma net income, after tax	25,424	27,237
Pro forma earnings per share - basic	$1.51	$1.35
Pro forma earnings per share - diluted	$1.48	$1.33

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities

        The amortized cost, gross unrealized gains and losses, and fair value of investment and mortgage-backed securities by major security category at December 31, 2004 and 2003 are as follows:

	December 31, 2004
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$126	$--	$--	$126

Available for sale:
Mortgage-backed securities	36,286	234	345	36,175
U.S. Government securities and agency obligations	83,371	30	536	82,865
Corporate securities	11,532	216	34	11,714
Municipal obligations	23,434	36	42	23,428
Agency equity securities	3,763	61	1	3,823
Asset Management Fund - ARM Fund	6,000	--	73	5,927

Total investment and mortgage-backed
securities, available for sale	$164,386	$577	$1,031	$163,932

	December 31, 2003
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$142	$--	$--	$142

Available for sale:
Mortgage-backed securities	15,542	201	31	15,712
U.S. Government agency obligations	12,877	13	4	12,886
Corporate securities	24,496	406	242	24,660
Asset Management Fund - ARM Fund	6,000	--	31	5,969

Total investment and mortgage-backed
securities, available for sale	$58,915	$620	$308	$59,227

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The amortized cost and estimated fair value of investment securities at December 31, 2004, by contractual maturity, are shown in the following table. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004
	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$--	$--	$24,661	$24,585
Over 1 year through 5 years	--	--	69,849	69,381
Over 5 years through 10 years	126	126	25,384	25,562
Over 10 years	--	--	8,206	8,229

	$126	$126	$128,100	$127,757

        There were no sales of investment securities held to maturity during the three years ended December 31, 2004. Proceeds from the sales of investment securities available for sale totaled $16.8 million for the year ended December 31, 2004, resulting in gross realized gains of $596,000 and gross realized losses of $135,000. There were no sales of investment securities available for sale during the years ended December 31, 2003 and December 31, 2002. Proceeds from the sale of mortgage-backed securities were approximately $53.8 million for the year ended December 31, 2003, resulting in gross realized gains of approximately $25,000 and gross realized losses of approximately $25,000. There were no sales of mortgage-backed securities during the years ended December 31, 2004 and December 31, 2002.

        At December 31, 2004 and 2003, investment and mortgage-backed securities with fair values of approximately $100.8 million and $10.1 million, respectively, were pledged to secure public deposits.

        Investment and mortgage-backed securities with unrealized losses at December 31, 2004 are summarized in the following table:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government securities and
agency obligations	$78,586	$536	$--	$--	$78,586	$536
Corporate securities	3,339	34	--	--	3,339	34
Municipal obligations	10,035	42	--	--	10,035	42
Agency equity securities	10	1	--	--	10	1
Asset Management Fund - ARM Fund	--	--	5,927	73	5,927	73
Mortgage-backed securities	25,145	345	--	--	25,145	345

Total temporarily impaired securities	$117,115	$958	$5,927	$73	$123,042	$1,031

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The investment securities available for sale in a continuous loss position for 12 months or longer consisted of one investment security with unrealized losses of $73,000 at December 31, 2004. The unrealized loss on these securities resulted from market interest rates and we do not deem the conditions that caused the losses to be other-than-temporary.

        In response to concerns regarding the potential value of Fannie Mae (“FNMA”) equity securities, the Company recorded an other-than-temporary impairment charge of $135,000, in the fourth quarter, on our holdings of FNMA equity securities as the value of these securities could be impacted by factors other than interest rate changes. The Company’s estimated carrying value represents the fair value of these securities and there were no unrealized losses associated with them at December 31, 2004.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

7. Loans Receivable

        Loans receivable at December 31, 2004 and 2003 are summarized in the following table:

	December 31,
(Dollars in thousands)	2004	2003
Real estate loans:
One-to-four family residential (1)	$418,270	$559,134
Second mortgage residential	255,222	258,121
Multi-family residential	142,454	99,078
Commercial real estate and land	597,114	449,152
Residential construction	601,075	245,782
Commercial construction	282,399	154,247
Agriculture	66,830	--

Total real estate loans	2,363,364	1,765,514

Business loans	142,675	64,522

Agriculture - operating	71,223	--

Warehouse mortgage lines of credit	132,928	78,759

Consumer loans:
Home equity	56,441	33,874
Home equity lines of credit	142,725	117,899
Home improvement	73,386	74,915
Automobile	80,512	67,351
Other	25,956	15,621

Total consumer loans	379,020	309,660

Total loans	3,089,210	2,218,455

Unamortized premiums, discounts and deferred loan fees	7,228	10,790
Undisbursed portion of construction and
land development loans in process	(441,452)	(193,063)

Net loans	2,654,986	2,036,182
Allowance for loan losses	(26,831)	(19,586)

Net loans after allowance for loan losses	$2,628,155	$2,016,596

(1) Includes loans held for sale	$11,956	$7,083

        At December 31, 2004, approximately 29.2% of total loans were secured by properties or made to individuals located outside the Company’s primary lending market area. The Company’s primary lending market area consists of Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota and North Carolina.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Allowance for loan losses. The activity in the allowance for loan losses is summarized in the following table:

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Balance at beginning of year	$19,586	$17,108	$13,464
Allowance for loan losses acquired	4,221	--	--
Provision for loan losses	4,887	4,271	4,695
Charge-offs	(2,236)	(1,939)	(1,154)
Recoveries on loans previously charged-off	373	146	103

Balance at end of year	$26,831	$19,586	$17,108

        Total nonaccrual and restructured loans aggregated approximately $13.7 million and $4.1 million at December 31, 2004 and 2003, respectively. There were no material commitments to lend additional funds to these customers at December 31, 2004 and 2003. Interest income recognized on nonaccrual and restructured loans totaled $121,000, $172,000 and $35,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        Troubled debt restructurings and impaired loans totaled $6.1 million and $864,000 at December 31, 2004 and 2003, respectively. There was an allowance for loan losses of $464,000 and $50,000 specifically allocated to these loans at December 31, 2004 and 2003, respectively. Average balances of impaired and restructured loans for the years ended December 31, 2004, 2003 and 2002 totaled $1.6 million, $3.0 million and $560,000, respectively. The interest income not recognized on impaired loans was approximately $62,000, $192,000 and $147,000 in 2004, 2003 and 2002, respectively.

        The Company serviced loans for others amounting to approximately $1.1 billion and $956.7 million at December 31, 2004 and 2003, respectively. Loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and conducting foreclosure processing. In connection with these loans serviced for others, the Bank held borrowers’ escrow balances of approximately $13.4 million and $11.1 million at December 31, 2004 and 2003, respectively.

        Loans serviced for others include approximately $584.2 million and $489.4 million of unpaid principal balances of residential real estate loans at December 31, 2004 and 2003, respectively, for which the Company has retained a limited amount of recourse obligation. The Company has certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. The maximum total dollar amount of such recourse was approximately $15.9 million and $12.1 million at December 31, 2004 and 2003, respectively. The Bank has established a liability for this recourse obligation, which is based on historical loss experience of the Bank’s loan portfolio, in the amount of approximately $720,000 and $642,000 at December 31, 2004 and 2003, respectively. This liability is included in accrued expenses and other liabilities.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

8. Mortgage Servicing Rights

        The balance of capitalized mortgage servicing rights, net of valuation allowances, included in other assets at December 31, 2004 and 2003, was $10.5 million and $8.7 million, respectively. The fair values of these rights were approximately $11.5 million and $9.2 million, respectively, at such dates. The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

	December 31,
(Dollars in thousands)	2004	2003
Serviced loan portfolio balance	$1,111,104	$956,744
Fair value	11,503	9,173
Prepayment speed	7.86% - 35.52%	7.56% - 76.44%
Weighted average prepayment speed	17.17%	23.08%
Fair value with 10% adverse change	$11,021	$8,673
Fair value with 20% adverse change	10,528	8,218
Discount rate	10.00% - 15.50%	9.00% - 15.00%
Weighted average discount rate	11.74%	10.74%
Fair value with 10% adverse change	$11,207	$8,863
Fair value with 20% adverse change	10,867	8,575

        The sensitivity of the fair values is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table, the effect of a variation in a particular assumption on the fair value of the capitalized mortgage servicing rights is calculated without changing any other assumption. In reality, changes in one assumption may result in changes in another which might magnify or counteract the sensitivities.

        The following table summarizes activity in capitalized mortgage servicing rights, including amortization expense:

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Balance at beginning of year	$8,705	$6,290	$4,577
Mortgage servicing rights acquired	402	--	--
Mortgage servicing rights capitalized	3,406	7,346	6,302
Amortization expense	(2,876)	(5,583)	(2,619)
Valuation adjustment	868	652	(1,970)

Balance at end of year	$10,505	$8,705	$6,290

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The estimated future amortization expense for capitalized mortgage servicing rights for each of the years ending December 31, 2005 through 2009 is approximately $1.8 million, $1.7 million, $1.4 million, $1.1 million and $880,000, respectively. These projections of amortization expense are based on existing asset balances and the existing interest rate environment as of December 31, 2004. The amount the Company actually experiences in amortization expense in any given period may be significantly different depending upon changes in mortgage interest rates and market conditions.

        The Company periodically evaluates its capitalized mortgage servicing rights for impairment. There was a valuation allowance established for capitalized mortgage servicing rights of $800,000 and $1.7 million at December 31, 2004 and 2003, respectively. The amortization expense and valuation adjustment is recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Income.

9. Accrued Interest Receivable

        Accrued interest receivable at December 31, 2004 and 2003 is summarized in the following table:

	December 31,
(Dollars in thousands)	2004	2003
Loans receivable	$14,521	$9,323
Investment and mortgage-backed securities	1,052	355

	$15,573	$9,678

10. Restricted Stock in Federal Home Loan Bank

        The Company is a member of the Federal Home Loan Bank (“FHLB”) system. As a member, the Company is required to purchase and hold stock in the FHLB. The investment in FHLB stock is carried at cost, which represents redemption value. The Company was required to hold approximately $50.8 million and $32.1 million of FHLB stock at December 31, 2004 and 2003, respectively.

11. Real Estate Owned

        Real estate owned, included in other assets on the Consolidated Statements of Financial Condition, at December 31, 2004 and 2003 aggregating $347,000 and $629,000, respectively, is recorded net of a valuation allowance of $8,000 and $0, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

12. Premises and Equipment

        Premises and equipment at December 31, 2004 and 2003 are summarized in the following table:

	December 31,		Estimated Useful
(Dollars in thousands)	2004	2003	Lives
Land	$5,114	$4,269	--
Buildings	42,756	29,651	15-50 years
Leasehold improvements	1,785	1,771	15 years
Furniture, fixtures, and equipment	8,641	6,584	5-10 years
Computer equipment	4,318	2,452	5 years
Vehicles	963	285	3 years

	63,577	45,012
Less accumulated depreciation
and amortization	(25,357)	(17,425)

	$38,220	$27,587

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

13. Goodwill and Acquired Intangible Assets

        The changes in the carrying amount of goodwill for the year ended December 31, 2004 is as follows:

(Dollars in thousands)	TierOne Bank
Balance at December 31, 2003	$--
Goodwill related to acquisition of United Nebraska Financial Co.	42,283
Impairment losses	--

Balance at December 31, 2004	$42,283

        The changes in the carrying amount of acquired intangible assets for the year ended December 31, 2004 is as follows:

	For the Year Ended December 31, 2004
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core value of deposits	$12,500	$(623)	$11,877

Total amortized intangible assets	$12,500	$(623)	$11,877

        Amortization expense for core value of deposits for the year ended December 31, 2004 and estimates for the five years thereafter are as follows:

(Dollars in thousands)	Core Value of Deposits
Aggregate amortization expense:
For the year ended December 31, 2004	$623
Estimated amortization expense:
For the year ended December 31, 2005	1,835
For the year ended December 31, 2006	1,729
For the year ended December 31, 2007	1,616
For the year ended December 31, 2008	1,494
For the year ended December 31, 2009	1,362

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

14. Deposits

        Deposits at December 31, 2004 and 2003 are summarized in the following table:

	December 31,
	2004		2003
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$112,216	--%	$45,308
Savings	0.65	79,546	0.32	19,627
Interest-bearing checking	0.67	414,093	0.78	295,122
Money market	1.09	291,111	0.98	270,942

	0.72	896,966	0.80	630,999

		48.10%		51.86%

Time deposits:
0.00% to 2.99%		589,373		360,248
3.00% to 4.99%		364,400		197,224
5.00% to 6.99%		14,022		28,292

	2.77	967,795	2.83	585,764

		51.90%		48.14%

	1.79%	$1,864,761	1.78%	$1,216,763

		100.00%		100.00%

At December 31, 2004, scheduled maturities of time deposits are shown in the following table:

(Dollars in thousands)	Amount	Percent
2005	$544,698	56.28%
2006	322,623	33.34
2007	34,108	3.52
2008	54,341	5.62
2009	11,593	1.20
Thereafter	432	0.04

	$967,795	100.00%

        At December 31, 2004 and 2003, time deposits of $100,000 or more approximated $169.1 million and $76.6 million, respectively. The deposits of the Company are insured up to $100,000 by the Federal Deposit Insurance Corporation and are backed by the full faith and credit of the U.S. Government.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Interest expense, by each category of deposits, for the years ended December 31, 2004, 2003 and 2002 is as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Savings	$291	$90	$179
Interest-bearing checking	2,476	2,629	4,619
Money market	2,731	3,289	5,533
Time deposits	20,956	16,824	20,759

	$26,454	$22,832	$31,090

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

15. Advances from Federal Home Loan Bank and Other Borrowings

        At December 31, 2004 and 2003, the Company was indebted on notes as shown in the following table:

	Original	Interest	December 31,
(Dollars in thousands)	Maturity	Rate Range	2004	2003
Permanent fixed-rate notes
payable to the FHLB:	2004	1.17%	$--	$50,000
	2005	2.13 - 2.86	17,011	15,000
	2006	1.83 - 3.32	52,019	50,000
	2007	2.79	10,000	10,000
	2009	6.83	316	349
	2013	6.24	573	--
	2015	3.97	1,469	--
	2030	5.46	2,431	--
Convertible fixed-rate notes
payable to the FHLB:	2005	5.81	25,000	25,000
	2007	1.64	--	25,000
	2008	1.56 - 2.10	60,000	60,000
	2009	5.41 - 5.55	80,367	75,000
	2010	4.69 - 5.36	45,350	40,000
	2011	3.96 - 4.54	65,328	60,000
	2012	2.86 - 3.30	100,000	100,000
	2013	2.23 - 2.99	50,000	50,000
Line of credit with the FHLB	2005 / 2004	2.47 / 1.15	261,200	71,400
Adjustable-rate note payable
to FHLB	2005	2.48 / 1.16	10,000	10,000
Retail repurchase agreements	2005 / 2004	1.58 / 1.24	22,674	3,947
Junior subordinated debentures	2031 / 2034	5.29 - 6.44	37,928	--

			$841,666	$645,696

Weighted average interest rate			3.25%	3.01%

        The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the FHLB, with call dates ranging from January 2005 to January 2008. The line of credit with the FHLB expires in November 2005. The Company expects the line of credit agreement with the FHLB to be renewed in the ordinary course of business.

        Pursuant to blanket collateral agreements with the FHLB, such advances are secured by the Bank’s qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans with carrying values totaling approximately $1.6 billion and $1.3 billion at December 31, 2004 and 2003, respectively. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

16. Income Taxes

        Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 consists of the following components:

	For the Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Federal:
Current	$12,004	$13,441	$9,375
Deferred	1,292	217	(1,280)

Total federal income tax expense	13,296	13,658	8,095

State:
Current	811	537	458
Deferred	45	7	(52)

Total state income tax expense	856	544	406

Total income tax expense	$14,152	$14,202	$8,501

        The actual income tax expense differs from the expected income tax expense (computed by applying the statutory 35% Federal tax rate to income before income tax expense) as shown in the following table:

	For the Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Expected income tax expense	$13,306	$13,306	$8,213
Increase (decrease) resulting from:
Employee Stock Ownership Plan
compensation expense	491	529	56
State income taxes	556	354	264
Tax-exempt interest income	(163)	(9)	(11)
Other	(38)	22	(21)

Total income tax expense	$14,152	$14,202	$8,501

Effective tax rate	37.23%	37.36%	36.23%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The significant items comprising the Company’s net deferred income tax asset as of December 31, 2004 and 2003 are shown in the following table:

	December 31,
(Dollars in thousands)	2004	2003
Deferred tax liabilities:
Net unrealized gains on securities	$--	$109
Deferred fees on loans	1,624	1,150
Federal Home Loan Bank stock	2,885	2,167
Premises and equipment depreciation	1,676	1,116
Mortgage servicing rights	3,918	3,047
Other intangible assets	4,430	--
Other	449	351

Deferred tax liabilities	14,982	7,940

Deferred tax assets:
Net unrealized losses on securities	159	--
Deferred compensation	2,033	1,735
Management Recognition and Retention Plan	1,224	652
Allowance for loan losses	9,613	6,979
Discounts on purchased loans	20	28
Pension expense	--	510
Vacation expense	738	378
Other	427	413
Additional minimum pension liability	--	244

Deferred tax assets	14,214	10,939

Net deferred income tax asset (liability)	$(768)	$2,999

        There was no valuation allowance for deferred tax assets considered necessary at December 31, 2004 and 2003. In assessing the realizability of the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carryback opportunities and tax planning strategies in making the assessment of the amount of the valuation allowance. The net deferred tax liability as of December 31, 2004 in included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. Conversely, the net deferred tax asset as of December 31, 2003 is included in other assets in the Consolidated Statements of Financial Condition. Income taxes payable as of December 31, 2004 and 2003 were approximately $2.6 million and $2.8 million, respectively, and are included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The Bank’s retained earnings as of December 31, 2004 and 2003 include approximately $7.7 million, for which no Federal income tax liability has been provided. Such amount represents the bad debt reserves for tax purposes, which were accumulated in tax years through the year ended December 31, 1987 (the base year).

        These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of the remaining allocated retained earnings for purposes other than tax bad debt losses will create taxable income, which will be subject to the then corporate income tax rate.

        The Small Business Protection Act, passed by Congress during 1996, requires that savings and loan associations recapture into taxable income bad debt reserves, which were accumulated in taxable years after December 31, 1987 and which exceeded certain guidelines. The Company had recaptured all bad debt reserves required under this Act as of December 31, 2003.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans

        Retirement Plan. On March 31, 2004, the Company merged its single-employer defined benefit pension plan and transferred all pension plan assets and future plan obligations to an unrelated third party plan. This transaction resulted in a $1.5 million pre-tax gain for the year ended December 31, 2004 from the curtailment of the liability associated with the plan. The Company had a qualified, noncontributory defined benefit pension plan covering substantially all full-time employees who were at least 21 years of age and had completed one year of service (at least 1,000 hours) as of December 31, 2002. Generally, the plan provided for benefits at normal retirement age of 65, or five years after plan entry date, if later, but employees could elect reduced benefits with early retirement after completion of 10 years of service and reaching age 60. The Company’s funding policy was to make contributions to a trust as necessary to provide up to the minimum funding requirements. A measurement period of October 1, 2002 to October 1, 2003 had been used for the year ended December 31, 2003. The assets and liabilities of the plan were calculated as of October 1, 2003 and were adjusted for known contributions received between October 1, 2003 and December 31, 2003. Information pertaining to the activity in the plan as of December 31, 2004, October 1, 2003 and 2002, the most recent actuarial studies, is as follows:

		October 1,
(Dollars in thousands)	December 31, 2004	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$15,841	$14,212	$16,501
Service cost	--	114	661
Interest cost	--	870	1,054
Actuarial loss	667	1,226	1,077
Benefits paid	(743)	(581)	(584)
Liability transferred	(14,309)	--	--
Curtailment gain	(1,456)	--	(4,497)

Benefit obligation at end of year	--	15,841	14,212

Change in plan assets:
Fair value of plan assets at beginning of year	13,689	12,188	13,624
Employer contributions	--	272	--
Actual return on plan assets	1,726	1,810	(852)
Plan expenses paid	(71)	--	--
Assets transferred	(14,601)	--	--
Benefits paid	(743)	(581)	(584)

Fair value of plan assets at end of year	--	13,689	12,188

Funded status	--	(2,152)	(2,024)
Unrecognized net actuarial loss	--	696	327

Accrued pension liability	$--	$(1,456)	$(1,697)

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Effective December 31, 2002, there was a plan freeze resulting in a curtailment of future accrual of benefits under the plan.

        As of December 31, 2003, the Company recorded an additional liability of $457,000 and an offsetting charge to shareholders’ equity of $297,000, net of deferred taxes, for the additional minimum pension liability, as required by SFAS No. 87, Employers Accounting for Pensions.

The components of net periodic pension cost (benefit) charged to expense are as follows:

	Year Ended December 31,
(Dollars in thousands)	2003	2002
Service cost	$114	$661
Interest cost	870	1,054
Expected return on plan assets	(952)	(1,100)
Recognized net actuarial gain	--	13
Amortization of transition obligation	--	2
Amortization of prior service cost	--	2
Effect of curtailment	--	27

Net periodic pension cost	$32	$659

        For the years ended December 31, 2003 and 2002, actuarial assumptions include an assumed discount rate on benefit obligations of 5.75% and 6.25%, respectively, an expected long-term rate of return on plan assets of 8.00% and 8.00%, respectively, and an annual weighted average rate of compensation increase of 0.00% (due to plan freeze) and 5.73%, respectively. The expected long-term rate of return on plan assets is based upon a long-term interest rate model because the assets of the retirement plan were invested primarily in equity securities. The asset allocation of the Company’s pension plan at October 1, 2003 and 2002 from the most recent actuarial study is summarized below:

	October 1,
(Dollars in thousands)	2003	2002
Asset category:
Equity securities	$8,484	$6,951
Debt securities	2,686	2,927
Real estate	2,519	2,110
Other	--	200

	$13,689	$12,188

        Through 2003, the Company’s investment policies and strategies regarding the pension plan did not use target allocations for individual asset categories. The Company’s investment goals were to maximize returns subject to specific risk management policies. Its risk management policies permit investments in mutual funds and prohibit direct investments in debt and equity securities and derivative financial instruments. The Company addressed diversification by the use of mutual fund investments whose underlying investments are in domestic fixed income securities and domestic and international equity securities. These mutual funds were readily marketable and could be sold to fund benefit payment obligations as they become payable.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Savings Plan. The Company sponsors a defined contribution 401(k) profit sharing plan. At December 31, 2004 and December 31, 2003, the Bank contributed 50% of each participant’s contribution up to a maximum of 6% of the participant’s eligible salary, as defined by the plan. Plan expenses, net of forfeitures, for the years ended December 31, 2004, 2003 and 2002 were $522,000, $526,000 and $650,000, respectively, and are included in salaries and employee benefits in the accompanying Consolidated Statements of Income.

        Deferred Compensation Agreements. The Company has deferred compensation agreements with certain officers and directors. These agreements, which include the Supplemental Executive Retirement Plan and the deferred compensation program for directors and officers, generally include certain requirements such as continued employment for a specified period, availability for consulting services and agreements not to compete after retirement. These deferred compensation arrangements, which are partially funded, represent only a promise to pay amounts in the future and the assets to fund such promises are subject to the claims of the creditors of the Bank. The expense related to the agreements was approximately $837,000, $690,000 and $551,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The liability, which is included in accrued expenses and other liabilities, is as shown in the following table:

	December 31,
(Dollars in thousands)	2004	2003
Deferred compensation agreements - officers	$666	$629
Deferred compensation agreements - directors	2,719	2,486
Supplemental Executive Retirement Plan	2,289	1,970

	$5,674	$5,085

        Management Incentive Compensation Plan. The Company has a management incentive compensation plan designed to give officers and key employees, as determined by the Board of Directors, an incentive for effectively operating the Company. This plan provides for payments equal to a percentage of salaries for meeting certain organizational and individual performance targets. Expense related to this plan totaled approximately $1.3 million, $1.2 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The liability for this plan is included in accrued expenses and other liabilities.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

18. Stock Based Benefit Plans

        Employee Stock Ownership Plan. Concurrent with the conversion from mutual to stock ownership, the Company established an ESOP for the benefit of employees of the Company and the Bank. The ESOP is a qualified pension plan under Internal Revenue Service guidelines which covers all full-time employees who have completed 1,000 hours of service. Upon formation, the ESOP purchased 1,806,006 shares of common stock issued in the initial public offering with the proceeds of an $18,060,060 loan from the Company.

        The Company accounts for its ESOP in accordance with SOP 93-6. Accordingly, expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares and the shares become outstanding for EPS computations. Bank contributions and dividends on allocated and unallocated ESOP shares are used to pay down the loan. Accordingly, the Company has recorded the obligation with an offsetting amount of unearned compensation in shareholders’ equity in the accompanying December 31, 2004 Consolidated Statements of Financial Condition. Expense related to the ESOP for the years ended December 31, 2004, 2003 and 2002 was $3.3 million, $3.0 million and $535,000, respectively. As of December 31, 2004 and 2003, the ESOP held 337,153 and 188,051, respectively, of the allocated participant shares. As of December 31, 2004 and 2003, the ESOP had allocated to participants 338,626 and 188,126 shares, respectively, and 1,467,380 and 1,617,880 shares, respectively, were unallocated to participants and pledged as collateral for the unearned shares on outstanding debt of $15.4 million as of December 31, 2004. The fair value of the unearned and unallocated shares as of December 31, 2004 and 2003 was approximately $36.5 million and $37.1 million, respectively.

        Management Recognition and Retention Plan. The Company established the 2003 MRRP which is a stock-based incentive plan that was approved by the shareholders at the Company’s Annual Meeting of Shareholders held April 23, 2003. The shares awarded by the MRRP vest to participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period and is based on the market value of the Company’s stock as of the date the awards were made. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders’ equity. Shareholders approved 903,003 shares to be granted under the MRRP of which 797,350 and 764,850 shares had been awarded at December 31, 2004 and 2003, respectively. No shares were forfeited during the years ended December 31, 2004 and 2003. Expense under this plan for the year ended December 31, 2004 and 2003 was approximately $2.8 million and $1.9 million, respectively. As of December 31, 2003, the Company had completed the purchase in open market transactions of all 903,003 shares authorized to be awarded under the plan.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Stock Option Plan. The Company established the 2003 Stock Option Plan under which 2,257,508 shares of the Company’s common stock are reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the Stock Option Plan vest to participants at the rate of 20% per year. The exercise price of the options is equal to the fair market value of the common stock on the grant date.

	Options Outstanding	Remaining Contractual Life	Options Exercisable
Stock options issued and outstanding at an exercise price of $17.83	1,844,250	8.2 years	368,050
Stock options issued and outstanding at an exercise price of $22.40	45,000	9.8 years	--

Stock options outstanding, end of year	1,889,250	--	--

Stock options remaining for future grants	359,758

        As of December 31, 2004, 2,000 stock options had been exercised and 6,500 stock options had been forfeited. There were no stock options exercised or forfeited during the year ended December 31, 2003.

19. Regulatory Capital Requirements

        The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the following table). The Bank’s primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. Management believes, as of December 31, 2004, that the Bank exceeds all capital requirements to which it is subject.

        As of December 31, 2004 and 2003, the most recent notifications from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. The actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the following table:

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total risk-based capital
(risk-weighted assets)	$256,406	10.0%	$204,729	8.0%	$255,911	10.0%
Tier 1 capital (to adjusted
tangible assets)	229,575	7.7	119,560	4.0	149,451	5.0
Tangible capital (to
tangible assets)	229,575	7.7	44,835	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	229,575	9.0	102,365	4.0	153,547	6.0
As of December 31, 2003:
Total risk-based capital
(risk-weighted assets)	$262,504	13.8%	$152,095	8.0%	$190,119	10.0%
Tier 1 capital (to adjusted
tangible assets)	242,918	11.0	88,005	4.0	110,007	5.0
Tangible capital (to
tangible assets)	242,918	11.0	33,002	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	242,918	12.8	76,047	4.0	114,071	6.0

        Management believes that with respect to the current regulations, the Bank will continue to meet its minimum capital requirements for the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas where the Bank has many of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The following table shows a reconciliation between the Bank’s capital calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and consolidated Bank regulatory capital amounts as presented in the previous table:

	December 31, 2004
(Dollars in thousands)	Tangible Capital	Core Capital	Total Risk- Based Capital
Bank GAAP capital	$280,645	$280,645	$280,645
Plus:
General loan valuation allowance
for loan losses	--	--	26,831
Net unrealized loss on available
for sale securities	315	315	315
Less:
Investment in nonincludable subsidiaries	1,503	1,503	1,503
Goodwill and certain other intangible assets	49,730	49,730	49,730
Disallowed mortgage servicing asset	152	152	152

Bank regulatory capital	$229,575	$229,575	$256,406

	December 31, 2003
(Dollars in thousands)	Tangible Capital	Core Capital	Total Risk- Based Capital
Bank GAAP capital	$245,184	$245,184	$245,184
Plus:
General loan valuation allowance
for loan losses	--	--	19,586
Less:
Investment in nonincludable subsidiaries	1,194	1,194	1,194
Disallowed mortgage servicing asset	871	871	871
Net unrealized gain on available
for sale securities	201	201	201

Bank regulatory capital	$242,918	$242,918	$262,504

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

20. Lease Commitments

        At December 31, 2004, 2003 and 2002, the Company was obligated under noncancelable operating leases for office space and equipment. Certain leases contain escalation clauses providing for increased rental rates based primarily on increases in real estate taxes or in the average consumer price index. Net rent expense under operating leases, included in occupancy expense, was approximately $795,000, $614,000 and $607,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

        The approximate future minimum rental payments projected under the remaining terms of the leases are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2005	$805
2006	622
2007	563
2008	454
2009	333
Thereafter	1,416

Total minimum lease payments due	$4,193

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

21. Fair Value of Financial Instruments

        The following methods and assumptions were used in estimating fair value disclosure for financial instruments.

        General Assumptions. The Company assumes the book value of short-term financial instruments, defined as any items that mature or reprice within six months or less, approximate their fair value. Short-term financial instruments consist of cash and due from banks, federal funds sold, accrued interest receivable, advances from borrowers for taxes and insurance and accrued interest payable.

        Investment and Mortgage-backed Securities. For investment and mortgage-backed securities, fair value equals quoted market price, if available, or quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, adjusted for differences between the quoted securities and the securities being valued.

        Investment in FHLB Stock, Advances from FHLB and Other Borrowings. The fair value of FHLB stock is equivalent to its carrying amount due to it only being redeemable at par value with the FHLB. The fair value of advances from the FHLB and other borrowings is the estimated market value of similar advances and borrowings with comparable maturities at interest rates currently offered by the FHLB.

        Loans Receivable. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, business, mortgage and real estate, consumer and other. Each loan category is further segmented into fixed-rate and adjustable-rate interest terms and by performing and nonperforming categories.

        The fair value of performing loans is estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The allowance for loan losses, as recorded in these consolidated financial statements, is considered by management to include a reasonable estimation of the credit and market risk associated with nonperforming loans.

        Deposits. The fair value of noninterest-bearing checking, savings, interest-bearing checking, and money market accounts is the amount payable on demand. The fair value of fixed maturity time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

        Commitments to Originate Loans. The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are presented in the following table. Since the fair value of forward loan sales, loan purchase commitments and loan origination commitments are not significant, these disclosures are not included in this table.

	December 31,
	2004		2003
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and due from banks	$70,030	$70,030	$34,901	$34,901
Investment securities	127,883	127,883	43,657	43,657
Mortgage-backed securities	36,175	36,175	15,712	15,712
Net loans after allowance
for loan losses	2,628,155	2,653,033	2,016,596	2,048,514
Accrued interest receivable	15,573	15,573	9,678	9,678
Federal Home Loan Bank stock	54,284	54,284	37,143	37,143
Financial liabilities:
Deposits	1,864,761	1,863,007	1,216,763	1,227,665
Advances from Federal
Home Loan Bank and
other borrowings	841,666	849,242	645,696	663,637
Advances from borrowers for
taxes, insurance, and other
escrow funds	26,565	26,565	22,206	22,206
Accrued interest payable	6,308	6,308	5,259	5,259

        Limitations. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures About Fair Value of Financial Instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

22. Commitments, Contingencies, and Financial Instruments with Off-Balance Sheet Risk

        The consolidated financial statements do not reflect various commitments, contingencies and financial instruments with off-balance sheet risk, which arise in the normal course of business. These commitments, contingencies and financial instruments, which represent credit risk, interest rate risk and liquidity risk, consist of commitments to extend credit, unsecured lending and litigation arising in the normal course of business.

        At December 31, 2004 and 2003, the Company had commitments to originate fixed-rate loans of approximately $36.0 million and $33.8 million, respectively, and adjustable-rate loans of approximately $35.4 million and $52.9 million, respectively. Commitments, which are disbursed subject to certain limitations, extend over periods of time with the majority of executed commitments disbursed within a 12-month period. Fixed-rate commitments carried interest rates ranging from 4.24% to 12.46% and 4.00% to 18.00% at December 31, 2004 and 2003, respectively.

        Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The same credit policies are used in both granting lines of credit and on-balance sheet instruments. At December 31, 2004 and 2003, the Company had commitments to lend under unused warehouse mortgage lines of credit of approximately $439.6 million and $493.1 million, respectively. The Company also had commitments to lend customers’ unused consumer lines of credit at December 31, 2004 and 2003 of approximately $120.4 million and $95.6 million, respectively. In addition, at December 31, 2004 and 2003, the Company had commitments to lend to customers pursuant to unused commercial lines of credit of approximately $136.4 million and $46.0 million, respectively.

        At December 31, 2004 and 2003, outstanding commitments to purchase mortgage loans aggregated approximately $60.4 million and $59.8 million, respectively, and commitments to sell mortgage loans aggregated approximately $36.8 million and $31.6 million, respectively. These commitments to sell extend over varying periods of time with the majority being settled within a 60-day period.

        At December 31, 2004 and 2003, the Company had commitments to purchase investment securities of approximately $1.6 million and $1.1 million, respectively.

        The Company has employment agreements with two key executives. The employment agreements provide for annual base salaries, participation in retirement and executive benefit plans, and other fringe benefits applicable to executive personnel. These employment agreements provide for three-year terms which are extended daily thereafter.

        The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s Consolidated Statements of Financial Condition or Consolidated Statements of Income.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Information pertaining to the notional amounts of the Company’s derivative financial instruments is presented in the following table:

	December 31,
(Dollars in thousands)	2004	2003
Forward loan sale commitments	$36,751	$31,572
Derivative loan commitments	27,574	28,990

        The fair value of these derivative financial instruments were recorded in the Company’s Statements of Financial Condition at December 31, 2004 and 2003. The gain or loss on derivatives was deemed inconsequential for the years ended December 31, 2004 and 2003.

23. Concentration of Credit Risk

        At December 31, 2004 and 2003, the Company had second mortgage residential, multi-family residential, commercial real estate and land, construction, agricultural, business and consumer loans and warehouse mortgage lines of credit which are considered by management to be of greater risk of collectibility than one-to-four family residential loans. These loans totaled approximately $2.2 billion and $1.5 billion at December 31, 2004 and 2003, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

24. Condensed Parent Company Financial Statements

        The following represents the condensed Statements of Financial Condition as of December 31, 2004 and 2003 and condensed Statements of Income and Cash Flows for the years ended December 31, 2004 and 2003 and three months ended December 31, 2002 for TierOne Corporation, the parent company.

Statements of Financial Condition
(Parent Company Only)
December 31, 2004 and 2003

(Dollars in thousands, except per share data)	2004	2003
Assets
Cash in subsidiary bank	$126	$6
Investment securities, available for sale	2,248	4,993
Investment in subsidiary bank	280,645	245,184
Note receivable from subsidiary bank	29,937	43,921
Deferred tax asset	--	42
Accrued interest receivable	103	144
Prepaid expenses and other assets	2,120	928

Total assets	$315,179	$295,218

Liabilities and Stockholders' Equity
Liabilities:
Junior subordinated debentures	$37,928	$--
Accrued interest payable	144	--
Accrued taxes and other liabilities	84	129

Total liabilities	38,156	129

Stockholders' equity:
Common stock	226	226
Additional paid-in capital	355,986	354,054
Retained earnings, substantially restricted	46,263	25,833
Treasury stock	(98,254)	(53,613)
Unallocated common stock held by the
Employee Stock Ownership Plan	(14,674)	(16,179)
Unallocated common stock held by the
Management Recognition and Retention Plan	(12,229)	(14,982)
Accumulated other comprehensive loss, net	(295)	(250)

Total stockholders' equity	277,023	295,089

Total liabilities and stockholders' equity	$315,179	$295,218

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Statements of Income
(Parent Company Only)
Years Ended December 31, 2004, 2003 and Three Months Ended December 31, 2002

(Dollars in thousands)	2004	2003	2002
Interest on investment securities	$310	$179	$--
Interest on subsidiary bank note receivable	487	1,016	362
Gain on sale of investment securities, available for sale	284	--	--
Other income	9	--	--
Interest expense - junior subordinated debentures	(1,134)	--	--
Contribution to TierOne Charitable Foundation	--	--	(5,015)
Other expense	(357)	(299)	(15)

Net income (loss) before income tax (expense) benefit
and equity in earnings of subsidiary bank	(401)	896	(4,668)
Income tax (expense) benefit	238	(378)	1,650

Net income (loss) before equity in earnings of subsidiary bank	(163)	518	(3,018)
Equity in earnings of subsidiary bank	24,028	23,297	5,036

Net income	$23,865	$23,815	$2,018

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Statements of Cash Flows
(Parent Company Only)
Years Ended December 31, 2004 and December 31, 2003 and the Three Months Ended December 31, 2002

(Dollars in thousands)	2004	2003	2002
Reconciliation of net income to net cash provided by
(used in) operating activities:
Net income	$23,865	$23,815	$2,018
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Net premium amortization of investment securities	110	50	--
Equity in earnings of subsidiary bank	(24,028)	(23,297)	(5,036)
Contribution of stock to TierOne Charitable Foundation	--	--	5,000
Deferred income tax expense (benefit)	45	649	(692)
Net (gain) loss on sales of investment securities	(284)	--	--
Changes in certain assets and liabilities:
Tax benefit receivable	(145)	983	(983)
Accrued interest receivable	41	(38)	(106)
Other assets	(1,050)	46	(974)
Accrued interest payable	49	--	--
Accrued expenses and other liabilities	(1,171)	78	51

Net cash provided by (used in) operating activities	(2,568)	2,286	(722)

Cash from investing activities:
Acquisition of United Nebraska Financial Co., net of cash acquired	(85,083)	--	--
Purchase of investment securities, available for sale	--	(5,042)	--
Proceeds from sale of investment securities, available for sale	2,945	--	--
Dividends received from subsidiary bank	92,300	22,000	--
Investment in subsidiary bank	(4,300)	--	(99,061)
Net (advances) repayment on note receivable from subsidiary bank	13,984	54,414	(98,334)

Net cash provided by (used in) investing activities	19,846	71,372	(197,395)

Cash flows from financing activities:
Proceeds of stock conversion, net	--	--	198,122
Proceeds from junior subordinated debentures	30,928	--	--
Repurchase of common stock for treasury	(44,687)	(53,613)	--
Dividends paid on common stock	(3,435)	--	--
Purchase of common stock for Management
Recognition and Retention Plan	--	(20,044)	--
Treasury stock reissued under stock option plan	36	--	--

Net cash provided by (used in) financing activities	(17,158)	(73,657)	198,122

Net increase in cash in subsidiary bank	120	1	5
Cash in subsidiary bank at beginning of period	6	5	--

Cash in subsidiary bank at end of period	$126	$6	$5

Noncash financing activities:
During 2002, the Company issued 1,806,006 shares of common stock to the Employee Stock Ownership Plan ("ESOP")
and recorded a note receivable from the ESOP. The note receivable is shown as unallocated common stock held by the ESOP in the balance sheet.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

25. Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2004
(Dollars in thousands, except per share data)	First	Second	Third	Fourth
Total interest income	$28,090	$27,977	$31,115	$37,798
Net interest income	17,748	17,135	18,860	23,468
Provision for loan losses	934	1,105	922	1,926
Net income	6,060	5,575	5,487	6,743
Basic earnings per share	0.34	0.33	0.34	0.42
Diluted earnings per share	0.33	0.32	0.34	0.41
Dividends declared per common share	0.05	0.05	0.05	0.05
	Year Ended December 31, 2003
(Dollars in thousands, except per share data)	First	Second	Third	Fourth
Total interest income	$27,924	$28,488	$27,181	$27,227
Net interest income	17,637	18,092	17,063	17,157
Provision for loan losses	1,172	515	1,106	1,478
Net income	5,695	6,135	6,288	5,697
Basic earnings per share	0.27	0.29	0.31	0.30
Diluted earnings per share	0.27	0.29	0.30	0.29

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There are no changes in or disagreement with accountants to report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management evaluated, with the participation of our chief executive officer and chief financial officer the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this report was being prepared. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting as of December 31, 2004 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.

        Our auditors, KPMG LLP have issued an attestation report on management’s assessment of our internal control over financial reporting. That attestation report is set forth on pages 82-84.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference from “Information With Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2005 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission prior to April 30, 2005.

        The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Conduct and Ethics, (included as an exhibit to this Form 10-K and filed with the Securities and Exchange Commission), may also be found on the Company’s website at www.tieronebank.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct and Ethics by posting such information on its website.

Item 11. Executive Compensation

        The information required by Item 11 of Form 10-K is incorporated by reference from “Management Compensation” in the Proxy Statement.

        The reports of the Audit Committee and Compensation Committee included in the Proxy Statement should not be deemed to be filed or incorporated by reference into this filing or any other filing by the Company under the Exchange Act or Securities Act of 1933 except to the extent the Company specifically incorporates said reports herein or therein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 403 of Regulation S-K is incorporated by reference from “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

        Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2004:

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options, Restricted Stock Grants, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Restricted Stock Grants, Warrants and Rights	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity Compensation Plans
Plans Approved by	2,533,630	$17.97	465,411
Security Holders
Equity Compensation Plans
Not Approved by Security	N/A	N/A	N/A
Holders

Total	2,533,630	$17.97	465,411

Item 13. Certain Relationships and Related Transactions

        The information required by Item 13 of Form 10-K is incorporated by reference from “Management Compensation – Transactions with Certain Related Persons” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

        The information required by Item 14 of Form 10-K is incorporated by reference from “Ratification of Appointment of Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data,” and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2004 and 2003;

•	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002;

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002;

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm.

(a)(2)	Financial Statement Schedules

All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIERONE CORPORATION
Date: March 4, 2005	By: /s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 4, 2005	By: /s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: March 4, 2005	By: /s/ James A. Laphen
James A. Laphen
Chief Operating Officer and Director
Date: March 4, 2005	By: /s/ Eugene B. Witkowicz
Eugene B. Witkowicz
Chief Financial Officer and Corporate Secretary
(Principal Accounting Officer)
Date: March 4, 2005	By: /s/ Campbell R. McConnell
Campbell R. McConnell
Director
Date: March 4, 2005	By: /s/ Joyce Person Pocras
Joyce Person Pocras
Director
Date: March 4, 2005	By: /s/ Ann Lindley Spence
Ann Lindley Spence
Director
Date: March 4, 2005	By: /s/ Charles W. Hoskins
Charles W. Hoskins
Director

Exhibit Index

No.	Exhibits	Location
2.1	Stock Purchase Agreement, dated as of March 30, 2004, among TierOne Corporation,
	United Nebraska Financial Co. and the Shareholders of United Nebraska financial Co.	(1)
3.1	Articles of Incorporation of TierOne Corporation	(2)
3.2	Bylaws of TierOne Corporation	(2)
4.0	Forms of Stock Certificate of TierOne Corporation	(2)
10.1	Employment Agreement between TierOne Bank and Gilbert G. Lundstrom*	(2)
10.2	Employment Agreement between TierOne Bank and James A. Laphen*	(2)
10.3	Form of Employment Agreement between TierOne Corporation and Gilbert G. Lundstrom*	(2)
10.4	Form of Employment Agreement between TierOne Corporation and James A. Laphen*	(2)
10.5	Supplemental Retirement Plan*	(2)
10.6	Form of Change in Control Agreement between TierOne Bank and certain executive officers*	(2)
10.7	Form of Change in Control Agreement between TierOne Bank and certain executive officers*	(2)
10.8	Form of TierOne Bank Employee Severance Plan*	(2)
10.9	Form of Employee Stock Ownership Plan Supplemental Executive Retirement Plan*	(2)
10.10	Form of 401(k) Plan Supplemental Executive Retirement Plan*	(2)
10.11	Director's Deferred Compensation Plan*	(2)
10.12	Third Amended and Restated Consultation Plan for Directors*	Filed Herewith
10.13	TierOne Bank Management Incentive Compensation Plan*	(4)
10.14	TierOne Bank Deferred Compensation Plan*	(4)
10.15	2003 Stock Option Plan*	(3)
10.16	Form of Non-employee Director Compensatory Stock Option Agreement for use under the
	2003 Stock Option Plan*	Filed Herewith
10.17	Form of Employee Compensatory Stock Option Agreement for use under the
	2003 Stock Option Plan*	Filed Herewith
10.18	Form of Employee Incentive Stock Option Agreement for use under 2003 Stock Option Plan*	Filed Herewith
10.19	2003 Management Recognition and Retention Plan and Trust Agreement*	(3)
10.20	Form of award agreements for use under the Management Recognition and Retention
	Plan and Trust Agreement	Filed Herewith
22	Subsidiaries of the Registrant - Reference is made to "Item 1. Business -
	Subsidiaries" of the Form 10-K for the required information	--
23	Consent of KPMG LLP	Filed Herewith
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of
	1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
	Oxley Act of 2002	Filed Herewith
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of
	1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
	Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Exhibit 2 of TierOne Corporation's Form 8-K filed on August 31, 2004.
(2)	Incorporated by reference from TierOne Corporation's Registration Statement on Form S-1, filed on April 8, 2002, as amended and declared effective on August 12, 2002 (File No. 333- 85838).
(3)	Incorporated herein by reference from TierOne Corporation's definitive proxy statement filed by TierOne Corporation with the SEC on March 11, 2003.
(4)	Incorporated by reference from TierOne Corporation's Annual Report and Form 10-K for the year ended December 31, 2002 filed by TierOne Corporation with the SEC on March 28, 2003.