Form 10-Q
period 2005-03-31
TIERONE CORP
filed 2005-05-06
CIK 1170605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 5, 2005, there were 18,141,022 issued and outstanding shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

		Page
Item 1 -	Financial Statements	3
Item 2 -	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	26
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4 -	Controls and Procedures	40

PART II - OTHER INFORMATION

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
March 31, 2005 (Unaudited) and December 31, 2004

(Dollars in thousands, except per share data)	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$55,083	$70,030
Investment securities:
Held to maturity, at cost which approximates fair value	122	126
Available for sale, at fair value	123,051	127,757
Mortgage-backed securities, available for sale, at fair value	32,049	36,175
Loans receivable:
Net loans (includes loans held for sale of $15,287 and $11,956 at
March 31, 2005 and December 31, 2004, respectively)	2,671,429	2,654,986
Allowance for loan losses	(27,252)	(26,831)

Net loans after allowance for loan losses	2,644,177	2,628,155

Federal Home Loan Bank stock	54,878	54,284
Premises and equipment, net	37,448	38,220
Accrued interest receivable	15,735	15,573
Goodwill	42,283	42,283
Other intangible assets, net	11,409	11,877
Other assets	24,553	23,601

Total assets	$3,040,788	$3,048,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$1,995,898	$1,864,761
Advances from Federal Home Loan Bank and other borrowings	707,965	841,666
Advance payments from borrowers for taxes, insurance and
other escrow funds	24,335	26,565
Accrued interest payable	6,557	6,308
Accrued expenses and other liabilities	25,372	31,758

Total liabilities	2,760,127	2,771,058

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,147,511 and 18,287,811 shares issued and outstanding at
March 31, 2005 and December 31, 2004, respectively	226	226
Additional paid-in capital	356,524	355,986
Retained earnings, substantially restricted	52,606	46,263
Treasury stock, at cost; 4,427,564 and 4,287,264 shares at
March 31, 2005 and December 31, 2004, respectively	(101,653)	(98,254)
Unallocated common stock held by Employee Stock
Ownership Plan	(14,298)	(14,674)
Unearned common stock held by Management
Recognition and Retention Plan	(11,510)	(12,229)
Accumulated other comprehensive loss	(1,234)	(295)

Total stockholders' equity	280,661	277,023

Commitments and contingent liabilities

Total liabilities and stockholders' equity	$3,040,788	$3,048,081

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	March 31,
(Dollars in thousands, except per share data)	2005	2004
Interest income:
Loans receivable	$37,466	$27,163
Investment securities	2,034	927

Total interest income	39,500	28,090

Interest expense:
Deposits	8,898	5,655
Advances from Federal Home Loan Bank and other borrowings	6,266	4,687

Total interest expense	15,164	10,342

Net interest income	24,336	17,748
Provision for loan losses	788	934

Net interest income after provision for loan losses	23,548	16,814

Noninterest income:
Fees and service charges	4,888	3,113
Income (loss) from real estate operations, net	2	(77)
Net gain on sales of:
Investment securities	13	--
Loans held for sale	471	316
Real estate owned	36	--
Gain on pension plan curtailment	--	1,456
Other operating income	565	633

Total noninterest income	5,975	5,441

Noninterest expense:
Salaries and employee benefits	10,220	7,864
Occupancy, net	2,188	1,466
Data processing	508	504
Advertising	914	693
Other operating expense	4,204	2,069

Total noninterest expense	18,034	12,596

Income before income taxes	11,489	9,659
Income tax expense	4,311	3,599

Net income	$7,178	$6,060

Net income per common share, basic	$0.44	$0.34

Net income per common share, diluted	$0.43	$0.33

Dividends declared per common share	$0.05	$0.05

Average common shares outstanding, basic (000's)	16,180	17,939

Average common shares outstanding, diluted (000's)	16,606	18,332

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Three Months Ended March 31, 2005 and March 31, 2004
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders' Equity
Balance at December 31, 2003	$226	$354,054	$25,833	$(53,613)	$(16,179)	$(14,982)	$(250)	$295,089

Common stock earned by employees
in Employee Stock Ownership Plan	--	490	--	--	376	--	--	866
Amortization of awards under the
Management Recognition and
Retention Plan	--	--	--	--	--	682	--	682
Dividends paid ($0.05 per common share)	--	--	(935)	--	--	--	--	(935)
Comprehensive income:
Net income	--	--	6,060	--	--	--	--	6,060
Change in additional minimum pension
liability, net of tax	--	--	--	--	--	--	452	452
Change in unrealized gain on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	222	222

Total comprehensive income	--	--	6,060	--	--	--	674	6,734

Balance at March 31, 2004	$226	$354,544	$30,958	$(53,613)	$(15,803)	$(14,300)	$424	$302,436

Balance at December 31, 2004	$226	$355,986	$46,263	$(98,254)	$(14,674)	$(12,229)	$(295)	$277,023

Common stock earned by employees
in Employee Stock Ownership Plan	--	541	--	--	376	--	--	917
Amortization of awards under the
Management Recognition and
Retention Plan	--	--	--	--	--	719	--	719
Treasury stock reissued under stock
option plan	--	(3)	--	12	--	--	--	9
Repurchase of common
stock (140,800 shares)	--	--	--	(3,411)	--	--	--	(3,411)
Dividends paid ($0.05 per common share)	--	--	(835)	--	--	--	--	(835)
Comprehensive income:
Net income	--	--	7,178	--	--	--	--	7,178
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	(939)	(939)

Total comprehensive income	--	--	7,178	--	--	--	(939)	6,239

Balance at March 31, 2005	$226	$356,524	$52,606	$(101,653)	$(14,298)	$(11,510)	$(1,234)	$280,661

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and March 31, 2004
(Unaudited)

	March 31,
(Dollars in thousands)	2005	2004
Reconciliation of net income to net cash provided by operating activities:
Net income	$7,178	$6,060
Adjustments to reconcile net income to net cash provided by
operating activities:
Net premium amortization of investment and mortgage-backed securities	149	56
Depreciation and amortization	985	634
Amortization of intangible assets	468	--
Amortization of premium on Federal Home Loan Bank advances	(64)	--
Employee Stock Ownership Plan expense	917	866
Management Recognition and Retention Plan expense	719	682
Amortization of premiums on net loans	1,363	2,076
Federal Home Loan Bank stock dividend	(594)	(323)
Deferred income tax expense	253	100
Provision for loan losses	788	934
Proceeds from sales of loans held for sale	48,123	48,339
Originations and purchases of loans held for sale	(50,983)	(54,496)
Net (gain) loss on sales of:
Investment securities	(13)	--
Loans held for sale	(471)	(316)
Real estate owned	(36)	--
Premises and equipment	11	--
Changes in certain assets and liabilities:
Accrued interest receivable	(162)	128
Other assets	74	413
Accrued interest payable	249	51
Accrued expenses and other liabilities	(6,386)	(3,398)

Net cash provided by operating activities	2,568	1,806

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(3,000)	--
Proceeds from sale of investment and mortgage-backed securities, available for sale	3,143	--
Proceeds from maturities of investment securities, available for sale	3,125	3,900
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	3,918	1,324
Increase in loans receivable	(15,202)	(57,775)
Additions to premises and equipment	(904)	(1,270)
Proceeds from sale of premises and equipment	27	--
Proceeds from sale of real estate owned	345	457

Net cash used in investing activities	(8,548)	(53,364)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Three Months Ended March 31, 2005 and March 31, 2004
(Unaudited)

	March 31,
(Dollars in thousands)	2005	2004
Cash flows from financing activities:
Net increase in deposits	$131,137	$98,210
Net repayment on Federal Home Loan Bank line of credit
and short-term advances and other borrowings	(103,282)	(53,363)
Repayments of Federal Home Loan Bank long-term advances and other borrowings	(30,355)	--
Net decrease in advances from borrowers for taxes, insurance and
other escrow funds	(2,230)	(1,106)
Repurchase of common stock	(3,411)	--
Dividends paid on common stock	(835)	(935)
Proceeds from the exercise of stock options	9	--

Net cash (used in) provided by financing activities	(8,967)	42,806

Net decrease in cash and cash equivalents	(14,947)	(8,752)
Cash and cash equivalents at beginning of period	70,030	34,901

Cash and cash equivalents at end of period	$55,083	$26,149

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$14,915	$10,291
Income taxes, net of refunds	$4,525	$3,635

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$360	$685

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

        TierOne Corporation (“Company”) is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation is the holding company for TierOne Bank (“Bank”). At March 31, 2005, the Bank operated from 68 banking offices located in Nebraska, Iowa and Kansas and eight loan production offices located in Arizona, Colorado, Florida, Minnesota and North Carolina.

Note 2 — Basis of Consolidation

        The accompanying unaudited consolidated financial statements include the accounts of the Bank and its wholly owned subsidiaries TMS Corporation of the Americas (“TMS”) and United Farm & Ranch Management, Inc. (“UFARM”). TMS is the holding company of TierOne Investments and Insurance, Inc., a wholly owned subsidiary that administers the sale of securities and insurance products, and TierOne Reinsurance Company, a wholly owned subsidiary that reinsures credit life and disability insurance policies. UFARM provides agricultural customers professional farm and ranch management and real estate brokerage services.

        The accompanying interim consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and March 31, 2004 have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire calendar year 2005.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Significant Accounting Policies

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specific loans identified by the credit review function that are evaluated individually for impairment and are considered to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by:

•	The fair value of the collateral if the loan is collateral dependent;
•	The present value of expected future cash flows; or
•	The observable market price of the loan.

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

        Goodwill and Other Intangible Assets. Goodwill represents the excess price paid by the Company over the fair value of the tangible and intangible assets and liabilities acquired from United Nebraska Financial Co. (“UNFC”) on August 27, 2004, the date of the acquisition. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible balances are not being amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires the intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

        The impairment of identifiable intangibles and long-lived assets is assessed whenever events or changes in circumstances indicate their carrying value may not be recoverable through expected future undiscounted cash flows. If the total expected undiscounted cash flows are less than the carrying value of the assets, the asset is written down to its estimated fair value.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The Company’s only identifiable intangible asset is the value of the core deposits acquired as part of the UNFC acquisition. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition, account runoff, alternative funding costs, deposit servicing costs and discount rates. The core deposit intangible has been estimated to have a 10-year life with an accelerated rate of amortization. The Company is not aware of any events or circumstances that indicate carrying value or estimated life has changed during the three months ended March 31, 2005.

        The Company’s policy is to evaluate annually the carrying value of the reporting unit goodwill and identifiable assets not subject to amortization. Goodwill was established and supported by third-party valuations as of August 27, 2004 as part of the UNFC acquisition. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions.

        There have been no changes in the carrying amount of goodwill during the three months ended March 31, 2005 due to impairment as the Company is not aware of any facts or circumstances that would indicate the Company’s carrying value exceeded fair value.

        Mortgage Servicing Rights. The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank’s estimated value takes into consideration contractually known amounts, such as loan balance, term and interest rate. These estimates are impacted by loan prepayment speeds, servicing costs and discount rates used to compute a present value of the cash flow stream. Management evaluates the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require the Bank to record a valuation allowance or recovery. The fair value of mortgage servicing rights is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of mortgage servicing rights. Generally, as interest rates decline, prepayments accelerate with increased refinance activity, which results in a decrease in the fair value. As interest rates rise, prepayments generally slow, which results in an increase in the fair value. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of fair value is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different point in time.

        Derivatives and Commitments. We account for our derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        In the normal course of business, we enter into contractual commitments, including loan commitments and rate lock commitments to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by us. Interest rate risk arises on these commitments and subsequently closed loans if interest rates increase or decrease between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to mortgage loans that are intended to be sold are considered derivatives in accordance with the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. Accordingly, the fair value of these derivatives at the end of the reporting period is based on a quoted market price that closely approximates the amount that would have been recognized if the loan commitment was funded and sold.

        To mitigate the effect of interest rate risk inherent in providing loan commitments, we hedge our commitments by entering into forward sale contracts. These forward contracts are marked-to-market through earnings and are not designated as accounting hedges under SFAS No. 133. The change in the fair value of loan commitments and the change in the fair value of forward sales contracts generally move in opposite directions and, accordingly, the impact of changes in these valuations on net income during the loan commitment period is generally inconsequential.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Income Taxes. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. If necessary, a valuation allowance would be established to adjust deferred tax assets to an amount for which realization is more likely than not.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 — Earnings Per Share

        Basic and diluted earnings per share (“EPS”) data are based on the weighted average number of common shares outstanding during each reporting period. Employee Stock Ownership Plan (“ESOP”) and 2003 Management Recognition and Retention Plan (“MRRP”) shares not committed to be released are not considered to be outstanding for purposes of EPS calculations. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS is further adjusted for potential common shares that were dilutive and outstanding during the reporting periods. The Company’s potentially dilutive common shares at March 31, 2005 represent shares issuable under its 2003 Stock Option Plan and MRRP computed using the treasury stock method. All stock options awarded are assumed to be 100% vested for purposes of the EPS computations.

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$7,178	$7,178	$6,060	$6,060

Weighted average number of common shares outstanding used in basic earnings per share calculation (in 000's)	16,180	16,180	17,939	17,939

Common share equivalents - 2003 Stock Option Plan and 2003 Management Recognition and Retention Plan shares (in 000's)		426		393

Weighted average number of common shares outstanding used in diluted earnings per share calculation (in 000's)		16,606		18,332

Earnings per share	$0.44	$0.43	$0.34	$0.33

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Goodwill and Other Intangible Assets

        Goodwill had a net carrying amount of $42.3 million at March 31, 2005. This amount represents the excess price paid by the Company over the fair value of the tangible and intangible assets and liabilities assumed in the acquisition of UNFC on August 27, 2004. The Company evaluates goodwill for impairment at least annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. There have been no changes in the carrying amount of goodwill during the three months ended March 31, 2005 due to impairment as the Company is not aware of any facts or circumstances that would indicate the Company’s carrying value exceeded fair value.

        The Company’s only identifiable other intangible asset is the value of core deposits acquired as part of the UNFC acquisition. The core deposit intangible has been estimated to have a 10-year life, with an accelerated rate of amortization. The Company is not aware of any events or circumstances that indicate carrying value or estimated life has changed during the three months ended March 31, 2005.

        The changes in the net carrying amounts of other intangible assets for the three months ended March 31, 2005 are as follows:

(Dollars in thousands)	Core Deposit Intangible
Balance at beginning of period	$11,877
Additions	--
Amortization expense	(468)

Balance at end of period	$11,409

        Estimated amortization expense for core deposit intangibles for the year ended December 31, 2005 and five years thereafter is as follows:

(Dollars in thousands)	Core Deposit Intangible

Estimated Amortization Expense
For the Year Ending:
December 31, 2005	$1,835
December 31, 2006	1,729
December 31, 2007	1,616
December 31, 2008	1,494
December 31, 2009	1,362
December 31, 2010	1,215

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 — Investment and Mortgage-Backed Securities

        The following table shows the composition of our investment and mortgage-backed securities portfolio at the dates indicated:

	March 31, 2005
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$122	$--	$--	$122

Available for sale:
Mortgage-backed securities	32,377	122	450	32,049
U.S. Government securities and agency obligations	84,326	4	1,249	83,081
Corporate securities	11,002	34	184	10,852
Municipal obligations	22,729	34	164	22,599
Agency equity securities	633	--	16	617
Asset Management Fund - ARM Fund	6,000	--	98	5,902

Total investment and mortgage-backed
securities, available for sale	$157,067	$194	$2,161	$155,100

	December 31, 2004
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$126	$--	$--	$126

Available for sale:
Mortgage-backed securities	36,286	234	345	36,175
U.S. Government securities and agency obligations	83,371	30	536	82,865
Corporate securities	11,532	216	34	11,714
Municipal obligations	23,434	36	42	23,428
Agency equity securities	3,763	61	1	3,823
Asset Management Fund - ARM Fund	6,000	--	73	5,927

Total investment and mortgage-backed
securities, available for sale	$164,386	$577	$1,031	$163,932

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 — Loan Portfolio Composition

        The following table shows the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$400,435	12.82%	$418,270	13.54%
Second mortgage residential	227,774	7.29	255,222	8.26
Multi-family residential	129,449	4.15	142,454	4.61
Commercial real estate and land	627,893	20.10	597,114	19.33
Residential construction	634,242	20.31	601,075	19.46
Commercial construction	312,332	10.00	282,399	9.14
Agriculture	63,814	2.04	66,830	2.16

Total real estate loans	2,395,939	76.71	2,363,364	76.50

Business loans	151,692	4.86	142,675	4.62

Agriculture - operating	65,676	2.10	71,223	2.31

Warehouse mortgage lines of credit	125,596	4.02	132,928	4.30

Consumer loans:
Home equity	59,491	1.90	56,441	1.83
Home equity line of credit	143,177	4.58	142,725	4.62
Home improvement	72,429	2.32	73,386	2.37
Automobile	82,696	2.65	80,512	2.61
Other	26,788	0.86	25,956	0.84

Total consumer loans	384,581	12.31	379,020	12.27

Total loans	3,123,484	100.00%	3,089,210	100.00%

Unamortized premiums, discounts and
deferred loan fees	5,238		7,228
Undisbursed portion of construction and
land development loans in process	(457,293)		(441,452)

Net loans	2,671,429		2,654,986
Allowance for loan losses	(27,252)		(26,831)

Net loans after allowance for loan losses	$2,644,177		$2,628,155

(1) Includes loans held for sale	$15,287		$11,956

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 — Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses during the periods indicated:

	At or for the Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Allowance for loan losses, beginning of period	$26,831	$19,586
Provision for loan losses	788	934
Charge-offs	(468)	(507)
Recoveries on loans previously charged-off	101	73

Allowance for loan losses, end of period	$27,252	$20,086

Allowance for loan losses as a
percentage of net loans	1.02%	0.96%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 —Nonperforming Assets

        The following table sets forth information with respect to nonperforming assets and troubled debt restructurings at the dates indicated. It is the Bank’s policy to cease accruing interest on loans 90 days or more past due and to charge off accrued interest. Total impaired loans amounted to approximately $6.1 million at March 31, 2005 and December 31, 2004. There was an allowance for loan loss specifically allocated to impaired loans of $464,000 at March 31, 2005 and December 31, 2004.

(Dollars in thousands)	March 31, 2005	December 31, 2004
Non-accruing loans:
One-to-four family residential	$1,732	$1,914
Second mortgage residential	667	739
Multi-family residential	2,374	2,374
Commercial real estate and land	1,287	707
Residential construction	2,017	2,256
Agriculture real estate	--	349
Business	900	771
Agriculture - operating	323	1
Consumer	682	1,121

Total non-accruing loans	9,982	10,232
Real estate owned, net (1)	433	382

Total nonperforming assets	10,415	10,614
Troubled debt restructurings	3,993	3,469

Total nonperforming assets and troubled debt restructurings	$14,408	$14,083

Total nonperforming loans as a percent of net loans	0.37%	0.39%

Total nonperforming assets as a percent of total assets	0.34%	0.35%

Total nonperforming assets and troubled debt restructurings
as a percent of total assets	0.47%	0.46%

Allowance for loan losses as a percent of net loans	1.02%	1.01%

Allowance for loan losses as a percent of nonperforming loans	273.01%	262.23%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 — Mortgage Servicing Rights

        Mortgage servicing rights are included in the Consolidated Statements of Financial Condition under the caption “Other Assets.” The activity of mortgage servicing rights during the periods presented is summarized in the following table:

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in thousands)	2005	2004	2004	2003
Balance at beginning of period	$10,505	$8,705	$8,705	$6,290
Mortgage servicing rights capitalized	602	611	3,406	7,346
Mortgage servicing rights acquired	--	--	402	--
Amortization expense	(648)	(625)	(2,876)	(5,583)
Valuation adjustment	120	--	868	652

Balance at end of period	$10,579	$8,691	$10,505	$8,705

        The activity of the valuation allowance on mortgage servicing rights is summarized in the following table for the periods presented:

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in thousands)	2005	2004	2004	2003
Balance at beginning of period	$800	$1,668	$1,668	$2,320
Changes in mortgage servicing valuation reserve	(120)	--	(868)	(652)

Balance at end of period	$680	$1,668	$800	$1,668

        The following table compares the key assumptions used in measuring the fair values of mortgage servicing rights at March 31, 2005 and December 31, 2004:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Serviced loan portfolio balance	$1,122,364	$1,111,104
Fair value	$11,830	$11,503
Prepayment speed	8.61% - 32.57%	7.86% - 35.52%
Weighted average prepayment speed	15.68%	17.17%
Fair value with 10% adverse change	$11,344	$11,021
Fair value with 20% adverse change	$10,855	$10,528
Discount rate	10.00% - 15.50%	10.00% - 15.50%
Weighted average discount rate	12.10%	11.74%
Fair value with 10% adverse change	$11,477	$11,207
Fair value with 20% adverse change	$11,110	$10,867

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – Stock-Based Benefit Plans

        Management Recognition and Retention Plan. The Company has in effect the MRRP, which is a stock-based incentive plan. The following table summarizes shares of the Company’s common stock which were subject to award and have been granted pursuant to the MRRP:

March 31, 2005
Common shares authorized to be awarded by the Management Recognition
and Retention Plan	903,003
Common shares awarded by Management Recognition and Retention Plan	(797,350)
Common shares forfeited	--

Shares available for award at March 31, 2005	105,653

        The shares awarded by the MRRP vest to participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period and is based on the market value of the Company’s stock as of the date the awards were made. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in stockholders’ equity. Expense under the MRRP for the three months ended March 31, 2005 and March 31, 2004 was $719,000 and $682,000, respectively.

        Stock Option Plan. The Company established the 2003 Stock Option Plan (“SOP”) under which 2,257,508 shares of Company common stock are reserved for the grant of common stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. The exercise price of the options is equal to the fair market value of the common stock on the grant date.

	March 31, 2005
	Options Outstanding	Remaining Contractual Life	Options Exercisable
Stock options issued and outstanding at an exercise price of $17.83	1,840,750	8.1 years	366,550
Stock options issued and outstanding at an exercise price of $22.40	45,000	9.6 years	--

Stock options outstanding, end of period	1,885,750	--	--

Stock options remaining for future grants	359,758

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the provisions of APB No. 25, since the exercise price of the Company’s employees’ stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See Note 14 for additional information regarding stock options.

        Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, pro forma net income and pro forma EPS are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004
Net income (as reported)	$7,178	$6,060
Add: stock-based employee compensation expense included in reported
net income, net of related tax effects	467	443
Deduct: total stock-based employee compensation expense determined under
the fair value based method for all awards, net of related tax effects	$(749)	$(715)

Pro forma net income	$6,896	$5,788

Basic earnings per share (as reported)	$0.44	$0.34
Pro forma basic earnings per share	0.43	0.32
Diluted earnings per share (as reported)	0.43	0.33
Pro forma diluted earnings per share	0.42	0.32

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Deposits

The following table shows the composition of the Bank’s deposits by type at the dates indicated:

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$112,827	--%	$112,216
Savings	0.61	75,977	0.65	79,546
Interest-bearing checking	0.67	398,951	0.67	414,093
Money market	1.43	317,391	1.09	291,111

Total transaction accounts	0.85	905,146	0.72	896,966

Time deposits:
0.00% to 2.99%		509,452		589,373
3.00% to 4.99%		567,930		364,400
5.00% to 6.99%		13,370		14,022

Total time deposits	3.00	1,090,752	2.77	967,795

Total deposits	2.02%	$1,995,898	1.79%	$1,864,761

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 13 – Federal Home Loan Bank Advances and Other Borrowings

        At March 31, 2005 and December 31, 2004, the Company was indebted on notes as shown in the following table:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Permanent fixed-rate notes payable to
the Federal Home Loan Bank	$83,455	$83,819
Convertible fixed-rate notes payable to
the Federal Home Loan Bank	395,990	426,045
Line of credit with the
Federal Home Loan Bank	153,600	261,200
Adjustable-rate note payable to the
Federal Home Loan Bank	10,000	10,000
Retail repurchase agreements	26,992	22,674
Junior subordinated debentures	37,928	37,928

Total Federal Home Loan Bank
advances and other borrowings	$707,965	$841,666

Weighted average interest rate	3.55%	3.25%

        The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the Federal Home Loan Bank (“FHLB”). The line of credit with the FHLB expires in November 2005. The Company expects the line of credit agreement with the FHLB to be renewed in the ordinary course of business.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 14 — Current Accounting Pronouncements

        For discussion regarding accounting pronouncements, interpretations, exposure drafts and other formal accounting guidance and the impact on the Company, reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion identifies accounting guidance issued during 2005.

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires that the cost resulting from stock options be measured at fair value and recognized in earnings. SFAS No. 123(R) replaces Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and supersedes APB No. 25 which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) will be effective July 1, 2005. However, on April 15, 2005, the SEC issued a press release announcing the amendment of the compliance date for SFAS No. 123(R) to be no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company presently plans to adopt SFAS No. 123(R) on January 1, 2006. The method for adoption of this statement is yet to be determined. See Note 11 for SFAS No. 123 pro forma disclosures.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        TierOne Bank (“Bank”), a subsidiary of TierOne Corporation (“Company”), is a $3.0 billion federally chartered stock savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through a network of 68 banking offices located in Nebraska, Iowa and Kansas and eight loan production offices located in Arizona, Colorado, Florida, Minnesota and North Carolina. Product offerings include residential, commercial and agricultural real estate loans; consumer, construction, business and agricultural operating loans; warehouse mortgage lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and internet banking.

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

        These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation, and disclaims any obligation, to update information contained in this quarterly report on Form 10-Q, including these forward-looking statements, to reflect events or circumstances that occur after the date of the filing of this quarterly report on Form 10-Q.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Assets

        General. Our total assets were $3.0 billion at March 31, 2005, a $7.3 million decrease from December 31, 2004. We continue to realign our balance sheet to focus our efforts on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity while seeking to maintain a loan portfolio with a high level of asset quality.

        Investment Securities. Our available for sale investment securities amounted to $123.1 million at March 31, 2005, a $4.7 million, or 3.7%, decrease compared to $127.8 million at December 31, 2004. The decrease in our available for sale investment securities was primarily due to $6.3 million in proceeds from maturing and sold investment securities partially offset by a security purchase of $3.0 million. Our mortgage-backed securities portfolio, all of which are recorded as available for sale, amounted to $32.0 million at March 31, 2005, a $4.1 million, or 11.4%, decrease compared to $36.2 million at December 31, 2004. The decrease in our mortgage-backed securities portfolio was primarily the result of $3.9 million of principal payments received during the three months ended March 31, 2005.

        Loans Receivable. Net loans (after allowance for loan losses) totaled $2.6 billion at March 31, 2005, a $16.0 million, or 0.6%, increase compared to December 31, 2004. This increase is primarily attributable to increased originations in our residential construction, commercial real estate and land and commercial construction loan portfolios partially offset by declines in our second mortgage and multi-family residential loan portfolios. Commercial real estate and land loans amounted to $627.9 million, a $30.8 million, or 5.2%, increase compared to $597.1 million at December 31, 2004. Our residential construction loans totaled $634.2 million, a $33.2 million, or 5.5%, increase compared to $601.1 million at December 31, 2004. During the three months ended March 31, 2005, we originated $126.7 million and purchased $87.6 million of residential construction loans which were partially offset by payoffs on completed construction projects. Commercial construction loans increased $29.9 million, or 10.6%, to $312.3 million compared to $282.4 million at December 31, 2004. The increase is primarily attributable to increased origination of commercial construction loans in our primary lending market area (Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota and North Carolina). Second mortgage residential loans totaled $227.8 million at March 31, 2005, a $27.4 million, or 10.8%, decrease compared to $255.2 million at December 31, 2004. The decrease in our second mortgage residential loans during the three months ended March 31, 2005 was primarily attributable to principal payments and prepayments. Multi-family residential loans totaled $129.4 million at March 31, 2005, a $13.0 million, or 9.1%, decrease compared to $142.5 million at December 31, 2004.

        The Bank’s focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity, as well as our expanded loan origination capabilities, contributed to $420.8 million of gross loan originations, exclusive of warehouse mortgage lines of credit and loan purchases, for the three months ended March 31, 2005. Gross originations do not directly correlate to net loans due to timing of construction loan advances, repayments and undisbursed lines of credit but reflect in part future loan commitments.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Allowance for Loan Losses. Our allowance for loan losses increased $421,000, or 1.6%, to $27.3 million at March 31, 2005 compared to $26.8 million at December 31, 2004. Net charge-offs were $367,000 during the three months ended March 31, 2005, a decrease of $67,000, or 15.4%, compared to $434,000 for the three months ended March 31, 2004. Our ratio of the allowance for loan losses to net loans increased to 1.02% at March 31, 2005 compared to 1.01% at December 31, 2004.

        Goodwill and Other Intangible Assets. Our goodwill at March 31, 2005 was $42.3 million and relates to our acquisition of United Nebraska Financial Co. (“UNFC”) in 2004. Goodwill is subject to periodic impairment analysis which will be completed during the third quarter of 2005. Other intangible assets totaled $11.4 million at March 31, 2005, a decrease of $468,000, or 3.9%, compared to $11.9 million at December 31, 2004 and relates to core deposit intangible assets recorded as a result of the UNFC acquisition. The decrease is attributable to amortization during the three months ended March 31, 2005.

        Other Assets. Our other assets increased $952,000, or 4.0%, to $24.6 million at March 31, 2005 compared to $23.6 million at December 31, 2004. At March 31, 2005, the largest item recorded in other assets was mortgage servicing assets of $10.6 million. The remainder consists of prepaid expenses, miscellaneous receivables and other miscellaneous assets.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $2.8 billion at March 31, 2005, a $10.9 million, or 0.4%, decrease compared to December 31, 2004. We utilized our increased deposits to fund loan originations and purchase activities and reduce our FHLB advances and other borrowings.

        Deposits. Our total deposits increased by $131.1 million, or 7.0%, to $2.0 billion at March 31, 2005 compared to $1.9 billion at December 31, 2004. Time deposits increased $123.0 million, or 12.7%, to $1.1 billion at March 31, 2005 compared to $967.8 million at December 31, 2004. The increase in our time deposits was primarily the result of a promotion held during the three months ended March 31, 2005 to attract new deposit accounts and establish new customer relationships. Additionally, we have experienced increases in time deposits due to customers utilization of this product as interest rates have began to increase. Our interest-bearing checking accounts totaled $399.0 million, a $15.1 million, or 3.7%, decrease compared to $414.1 million at December 31, 2004. Our money market accounts, which also experienced an increase due to the rising interest rate environment, totaled $317.4 million, a $26.3 million, or 9.0%, increase compared to $291.1 million at December 31, 2004. Noninterest-bearing checking accounts totaled $112.8 million at March 31, 2005 compared to $112.2 million at December 31, 2004. Brokered time deposits (included in our time deposits) amounted to $125.9 million at March 31, 2005 compared to $124.6 million at December 31, 2004. We utilize brokered time deposits to fund loan origination and purchase activity.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        FHLB Advances and Other Borrowings. Our FHLB advances and other borrowings amounted to $708.0 million at March 31, 2005, an $133.7 million, or 15.9%, decrease compared to $841.7 million at December 31, 2004. The decrease in FHLB advances and other borrowings at March 31, 2005 is primarily attributable to our utilization of increased deposits to reduce our outstanding line of credit with the FHLB. Our outstanding line of credit with the FHLB was $153.6 million at March 31, 2005, a decrease of $107.6 million compared to $261.2 million at December 31, 2004. The weighted average rate of our FHLB advances and other borrowings was 3.55% at March 31, 2005, an increase of 30 basis points compared to 3.25% at December 31, 2004. The increase in the weighted average rate of our FHLB advances and other borrowings is primarily attributable to rising interest rates on our short-term advances and a change in the composition of our FHLB advances and other borrowings during the three months ended March 31, 2005.

        Stockholders’ Equity. At March 31, 2005, stockholders’ equity totaled $280.7 million, an increase of $3.6 million, or 1.3%, from December 31, 2004. The increase in stockholders’ equity primarily reflects net income of $7.2 million during the three months ended March 31, 2005, $917,000 related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”) and $719,000 related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”) partially offset by the purchase of 140,800 shares of common stock at a cost of $3.4 million, a $939,000 change in net unrealized losses in our available for sale investment securities portfolio and $835,000 in cash dividends paid to the Company’s stockholders. The Company paid cash dividends of $0.05 per common share payable on March 31, 2005 to shareholders of record on March 15, 2005. For further discussion regarding the Company’s common stock repurchases, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2005 and March 31, 2004

        Net Income. Net income for the three months ended March 31, 2005 was $7.2 million, or $0.43 per diluted share ($0.44 per basic share), compared to net income of $6.1 million, or $0.33 per diluted share ($0.34 per basic share) for the three months ended March 31, 2004.

        Net Interest Income. Net interest income is the principal source of earnings for the Company, and consists primarily of interest income on loans receivable and investment and mortgage-backed securities, offset by interest expense on deposits and borrowed funds. Net interest income is determined by interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and also by the amount of interest-earning assets relative to interest-bearing liabilities. Generally, we are able to increase our net interest income at a faster pace when the spread between short-term and long-term U.S. Treasury rates is positive, due to funding costs being more directly tied to shorter-term rates, while loan rates are tied to intermediate to longer-term rates. Net interest income before provision for loan losses was $24.3 million for the three months ended March 31, 2005, an increase of $6.6 million, or 37.1%, compared to $17.7 million for the three months ended March 31, 2004. Our average interest rate spread for the three months ended March 31, 2005 and March 31, 2004 was 3.24% and 3.01%, respectively. The increase in our average interest rate spread is primarily attributable to a 32 basis point increase in the average yield earned on interest-earning assets to 5.62% for the three months ended March 31, 2005 compared to 5.30% for the three months ended March 31, 2004. Our net interest margin (net interest income divided by average interest-earning assets) for the same periods was 3.46% and 3.35%, respectively. The increase in net interest margin is primarily due to an increase in the average balance of interest-earning assets coupled with the increase in the average yield earned on interest-earning assets. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 110.24% for the three months ended March 31, 2005 compared to 117.23% for the three months ended March 31, 2004. This decrease was the result of a $50.4 million decline in the average balance of net interest earning assets at March 31, 2005, resulting primarily from recognition of goodwill associated with the UNFC acquisition and the funding of the Company’s stock repurchase program both of which are noninterest earning activities.

        Interest Income. Our total interest income for the three months ended March 31, 2005 was $39.5 million, an $11.4 million, or 40.6%, increase compared to $28.1 million for the three months ended March 31, 2004. Interest income on loans receivable increased $10.3 million, or 37.9%, to $37.5 million for the three months ended March 31, 2005 compared to $27.2 million for the three months ended March 31, 2004. Interest income on investment securities totaled $2.0 million for the three months ended March 31, 2005, an increase of $1.1 million, or 119.4%, compared to $927,000 for the three months ended March 31, 2004. The increase in interest income for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is primarily attributable to increases in the average balance of loans receivable and yields earned on loans receivable. The average balance of loans receivable during the three months ended March 31, 2005 was $2.6 billion, an increase of $574.7 million, or 28.4%, compared to $2.0 billion for the three months ended March 31, 2004. The weighted average yield earned on the loan portfolio was 5.76% and 5.36% for the three months ended March 31, 2005 and March 31, 2004, respectively. The increase in the average balance of loans receivable is the result of loans acquired from the UNFC acquisition and our loan origination and purchase activities. The increase in the average yield earned on loans receivable is the result of our strategy to realign our loan portfolio to increase our holdings of loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Interest Expense. Our total interest expense for the three months ended March 31, 2005 was $15.2 million, a $4.8 million, or 46.6%, increase compared to $10.3 million for the three months ended March 31, 2004. Interest expense on deposits totaled $8.9 million for the three months ended March 31, 2005, an increase of $3.2 million, or 57.4%, compared to $5.7 million for the three months ended March 31, 2004. Interest expense on FHLB advances and other borrowings increased $1.6 million, or 33.7%, to $6.3 million for the three months ended March 31, 2005 compared to $4.7 million for the three months ended March 31, 2004. The primary reasons for the increase in interest expense was a $595.3 million increase in the average balance of interest-bearing deposits and an 11 basis point increase in the average rate paid on interest-bearing deposits. The average rate paid on interest-bearing deposits was 1.97% for the three months ended March 31, 2005 compared to 1.86% for the three months ended March 31, 2004. The increase in the average balance of interest-bearing deposits is primarily the result of the UNFC acquisition and continued emphasis on growing our deposit balances. The average balance of our FHLB advances and other borrowings was $743.5 million for the three months ended March 31, 2005, a $147.4 million, or 24.7%, increase compared to $596.1 million for the three months ended March 31, 2004. Additionally, the average rate paid on FHLB advances and other borrowings was 3.37% for the three months ended March 31, 2005 compared to 3.14% for the three months ended March 31, 2004. We utilized FHLB advances and other borrowings during 2004 as our primary funding source for loan portfolio growth and the UNFC acquisition.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Average Balances, Net Interest Income, Yields Earned and Cost of Funds. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, interest rate spread and net interest margin. All average balances are based on daily balances.

	Three Months Ended March 31,
	2005			2004
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Investment securities (1)	$178,718	$1,715	3.84%	$80,420	$796	3.96%
Mortgage-backed securities (1)	34,381	319	3.71	15,100	131	3.47
Loans receivable (2)	2,600,676	37,466	5.76	2,025,969	27,163	5.36

Total interest-earning assets	2,813,775	39,500	5.62%	2,121,489	28,090	5.30%
Noninterest-earning assets	196,235			88,988

Total assets	$3,010,010			$2,210,477

Interest-bearing liabilities:
Interest-bearing checking accounts	$402,091	$666	0.66%	$296,153	$574	0.78%
Savings accounts	77,849	121	0.62	20,414	16	0.31
Money market accounts	297,776	910	1.22	268,854	652	0.97
Time deposits	1,031,047	7,201	2.79	628,083	4,413	2.81

Total interest-bearing deposits	1,808,763	8,898	1.97	1,213,504	5,655	1.86
Federal Home Loan Bank
advances and other borrowings	743,546	6,266	3.37	596,135	4,687	3.14

Total interest-bearing liabilities	2,552,309	15,164	2.38%	1,809,639	10,342	2.29%
Noninterest-bearing accounts	112,506			47,486
Other liabilities	64,445			56,241

Total liabilities	2,729,260			1,913,366
Stockholders' equity	280,750			297,111

Total liabilities and stockholders' equity	$3,010,010			$2,210,477

Net interest-earning assets	$261,466			$311,850
Net interest income; average
interest rate spread		$24,336	3.24%		$17,748	3.01%
Net interest margin (3)			3.46%			3.35%
Average interest-earning assets to average
interest-bearing liabilities			110.24%			117.23%

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

	Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Investment securities	$(25)	$944	$919
Mortgage-backed securities	10	178	188
Loans receivable (1)	2,146	8,157	10,303

Total interest income	2,131	9,279	11,410

Interest expense:
Interest-bearing checking accounts	(97)	189	92
Savings accounts	28	77	105
Money market accounts	182	76	258
Time deposits	(31)	2,819	2,788

Total deposits	82	3,161	3,243
Federal Home Loan Bank advances and other borrowings	361	1,218	1,579

Total interest expense	443	4,379	4,822

Net change in net interest income	$1,688	$4,900	$6,588

(1) Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Provision for Loan Losses. We made a provision for loan losses of $788,000 for the three months ended March 31, 2005 compared to $934,000 for the three months ended March 31, 2004, a decrease of $146,000, or 15.6%. We have made provisions in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at the relevant date. At March 31, 2005, our total nonperforming loans amounted to $10.0 million, or 0.37% of net loans, compared to $10.2 million, or 0.39% of net loans, at December 31, 2004. Our total nonperforming assets totaled $10.4 million, or 0.34%, of total assets at March 31, 2005, compared to $10.6 million, or 0.35%, of total assets at December 31, 2004. During the three months ended March 31, 2005 and March 31, 2004, we charged-off, net of recoveries, $367,000 and $434,000, respectively, primarily related to automobile and other consumer-related loans. At March 31, 2005, December 31, 2004 and March 31, 2004, our allowance for loan losses amounted to 1.02%, 1.01% and 0.96%, respectively, of net loans.

        Noninterest Income. Our noninterest income increased by $534,000, or 9.8%, to $6.0 million for the three months ended March 31, 2005 compared to $5.4 million for the three months ended March 31, 2004. The favorable increase in noninterest income was primarily attributable to an increase in fees and charges associated with additional products and services provided to new and existing customers. The increase in noninterest income was primarily the result of a $960,000 increase in non-deposit and lending related fees, a $717,000 increase in deposit account related fees and a $155,000 net gain on loans held for sale. The increase in noninterest income was partially offset by a one-time gain recorded during the three months ended March 31, 2004 related to the merger of the Bank’s defined benefit pension plan with an unrelated third party plan. This transaction resulted in a $1.5 million pre-tax gain for the three months ended March 31, 2004 from the curtailment of the liability associated with the plan.

        Noninterest Expense. Our noninterest expense increased by $5.4 million, or 43.2%, to $18.0 million for the three months ended March 31, 2005 compared to $12.6 million for the three months ended March 31, 2004. The increases in noninterest expense primarily related to the UNFC acquisition completed in August 2004. The increase during the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004 resulted primarily from a $2.4 million increase in compensation expense and employee benefits, a $2.1 million increase in other operating expenses and a $722,000 increase in net occupancy expenses.

        Income Tax Expense. Our income tax expense increased by $712,000 to $4.3 million for the three months ended March 31, 2005 compared to $3.6 million for the same period in 2004 due to an increase in net income and an increase in our effective income tax rate. The effective income tax rate for the three months ended March 31, 2005 was 37.5% compared to 37.3% for the three months ended March 31, 2004.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Liquidity

        Our primary sources of funds are deposits, amortization of loans, loan prepayments and maturity of loans, mortgage-backed securities and other investments and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments can be greatly influenced by general interest rates, economic conditions and competition. Additionally, we utilize FHLB advances, brokered time deposits and available for sale loans as additional funding sources.

        We use our liquidity to fund existing and future loan commitments, maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2005, we had time deposits maturing within the next 12 months totaling $596.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be redeposited with us.

        In addition to cash flow from loan and securities payments and prepayments, we have additional borrowing capacity available to fund our asset growth. We continue to utilize borrowings as a cost efficient addition to deposits as a source of funds. The average balance of our FHLB advances and other borrowings was $743.5 million and $596.1 million for the three months ended March 31, 2005 and March 31, 2004, respectively. To date, substantially all of our borrowings have consisted of advances from the FHLB, of which we are a member. Pursuant to blanket collateral agreements with the FHLB, the Bank pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for such advances. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

        We use our liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2005, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at March 31, 2005	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
Federal Home Loan Bank advances
and other borrowings	$707,965	$232,600	$92,017	$80,348	$303,000
Recourse obligations on assets	14,631	14,631	--	--	--
Purchase investment securities	1,571	1,571	--	--	--
Annual rental commitments under non-
cancellable operating leases	4,259	825	1,231	825	1,378

Total contractual obligations	$728,426	$249,627	$93,248	$81,173	$304,378

Lending commitments:
Commitments to originate loans	$150,125	$150,125	$--	$--	$--
Commitments to sell loans	(46,984)	(46,984)	--	--	--
Commitments to purchase loans	28,123	28,123	--	--	--
Undisbursed portion of construction and
land development loans in process	457,293	457,293	--	--	--
Standby letters of credit	2,049	2,049	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	390,405	390,405	--	--	--
Business loans	138,242	138,242	--	--	--
Consumer loans	124,415	124,415	--	--	--

Total lending commitments and
unused lines of credit	$1,243,668	$1,243,668	$--	$--	$--

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        We have not used any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At March 31, 2005, the maximum total dollar amount of such recourse was approximately $14.0 million. Based on historical experience, at March 31, 2005, we had established a liability of $737,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities.

Regulatory Capital

        At March 31, 2005, the Bank’s regulatory capital exceeded regulatory limits set by the Office of Thrift Supervision. The current regulatory requirements and the Bank’s actual levels at March 31, 2005 are set forth in the following table:

	Required Capital		Actual Capital		Excess Capital
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital	$44,766	1.50%	$239,313	8.02%	$194,547	6.52%
Tier 1 (core) capital	119,376	4.00%	239,313	8.02%	119,937	4.02%
Total risk-based capital	207,726	8.00%	266,565	10.27%	58,839	2.27%

        The Bank remains classified as a “well capitalized” financial institution under Federal regulatory guidelines.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Operating Ratios

        Selected operating and other ratios (annualized where appropriate) at or for the three months ended March 31, 2005 and March 31, 2004 are presented in the following table:

	At or for the Three Months Ended March 31,
	2005	2004
Selected Operating Ratios:
Average yield on interest-earning assets	5.62%	5.30%
Average rate on interest-bearing liabilities	2.38	2.29
Average interest rate spread	3.24	3.01
Net interest margin	3.46	3.35
Average interest-earning assets to average
interest-bearing liabilities	110.24	117.23
Net interest income after provision for loan
losses to noninterest expense	130.58	133.49
Total noninterest expense to average assets	2.40	2.28
Efficiency ratio (1)	59.50	54.32
Return on average assets	0.95	1.10
Return on average equity	10.23	8.16
Average equity to average assets	9.33	13.44
Other Ratios:
Nonperforming loans as a percent of net loans	0.37	0.15
Nonperfoming assets as a percent of total assets	0.34	0.18
Allowance for loan losses as a percent of
nonperforming loans	273.01	622.05
Allowance for loan losses as a percent of net loans	1.02	0.96

(1) Efficiency ratio is calculated as total noninterest expense divided by the sum of net interest income and total noninterest income

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

        For a discussion of our asset and liability management policies as well as the methods used to manage our exposure to the risk of loss from adverse changes in market prices and rates market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Our Risks” and “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There has been no material change in our market risk position since our prior disclosures.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

        There have been no substantive changes with respect to legal proceedings during the three months ended March 31, 2005. Disclosures regarding legal proceedings are incorporated by reference to Part I, Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

        The following table details the Company’s purchases of common stock during the three months ended March 31, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 2005
Beginning Date - January 1, 2005
Ending Date - January 31, 2005	--	--	--	1,828,581
February 2005
Beginning Date - February 1, 2005
Ending Date - February 28, 2005	--	--	--	1,828,581
March 2005
Beginning Date - March 1, 2005
Ending Date - March 31, 2005	140,800	$24.22	140,800	1,687,781

Total shares purchased during the three months ended March 31, 2005	140,800	$24.22

        * Information related to the Company’s publicly announced plan authorizing purchases of its common stock during the three months ended March 31, 2005, is as follows:

Date Purchase Plan Announced	Number of Shares Approved for Purchase	Expiration Date of Purchase Plan
July 27, 2004	1,828,581	No stated expiration date

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

TIERONE CORPORATION
Date: May 5, 2005	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: May 5, 2005	By:/s/ Eugene B. Witkowicz
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