Form 10-Q
period 2005-06-30
TIERONE CORP
filed 2005-08-08
CIK 1170605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 5, 2005, there were 18,143,740 issued and outstanding shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

		Page
Item 1 -	Financial Statements	3
Item 2 -	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	26
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4 -	Controls and Procedures	44

PART II - OTHER INFORMATION

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
June 30, 2005 (Unaudited) and December 31, 2004

(Dollars in thousands, except per share data)	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$64,898	$70,030
Investment securities:
Held to maturity, at cost which approximates fair value	118	126
Available for sale, at fair value	116,475	127,757
Mortgage-backed securities, available for sale, at fair value	27,678	36,175
Loans receivable:
Net loans (includes loans held for sale of $10,363 and $11,956 at
June 30, 2005 and December 31, 2004, respectively)	2,835,072	2,654,986
Allowance for loan losses	(28,347)	(26,831)

Net loans after allowance for loan losses	2,806,725	2,628,155

Federal Home Loan Bank stock	55,549	54,284
Premises and equipment, net	37,270	38,220
Accrued interest receivable	16,335	15,573
Goodwill	42,283	42,283
Other intangible assets, net	10,942	11,877
Other assets	26,002	23,601

Total assets	$3,204,275	$3,048,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$1,936,340	$1,864,761
Advances from Federal Home Loan Bank and other borrowings	917,290	841,666
Advance payments from borrowers for taxes, insurance and
other escrow funds	25,990	26,565
Accrued interest payable	6,431	6,308
Accrued expenses and other liabilities	28,613	31,758

Total liabilities	2,914,664	2,771,058

Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,141,522 and 18,287,811 shares issued and outstanding at
June 30, 2005 and December 31, 2004, respectively	226	226
Additional paid-in capital	357,247	355,986
Retained earnings, substantially restricted	59,214	46,263
Treasury stock, at cost. 4,433,553 and 4,287,264 shares at
June 30, 2005 and December 31, 2004, respectively	(101,790)	(98,254)
Unallocated common stock held by Employee Stock
Ownership Plan	(13,921)	(14,674)
Unearned common stock held by Management
Recognition and Retention Plan	(10,792)	(12,229)
Accumulated other comprehensive loss, net	(573)	(295)

Total stockholders' equity	289,611	277,023

Commitments and contingent liabilities

Total liabilities and stockholders' equity	$3,204,275	$3,048,081

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Interest income:
Loans receivable	$40,629	$27,074	$78,095	$54,237
Investment securities	2,096	903	4,130	1,830

Total interest income	42,725	27,977	82,225	56,067

Interest expense:
Deposits	9,933	5,877	18,831	11,532
Advances from Federal Home Loan Bank and other borrowings	7,091	4,965	13,357	9,652

Total interest expense	17,024	10,842	32,188	21,184

Net interest income	25,701	17,135	50,037	34,883
Provision for loan losses	1,923	1,105	2,711	2,039

Net interest income after provision for loan losses	23,778	16,030	47,326	32,844

Noninterest income:
Fees and service charges	5,127	4,697	10,015	7,810
Loss from real estate operations, net	(10)	(32)	(8)	(109)
Net gain on sales of:
Investment securities	--	312	13	312
Loans held for sale	502	705	973	1,021
Real estate owned	14	44	50	44
Gain on pension plan curtailment	--	--	--	1,456
Other operating income	705	569	1,270	1,202

Total noninterest income	6,338	6,295	12,313	11,736

Noninterest expense:
Salaries and employee benefits	10,184	7,808	20,404	15,672
Occupancy, net	1,938	1,551	4,126	3,017
Data processing	485	463	993	967
Advertising	1,294	948	2,208	1,641
Other operating expense	3,801	2,632	8,005	4,701

Total noninterest expense	17,702	13,402	35,736	25,998

Income before income taxes	12,414	8,923	23,903	18,582
Income tax expense	4,806	3,348	9,117	6,947

Net income	$7,608	$5,575	$14,786	$11,635

Net income per common share, basic	$0.47	$0.33	$0.91	$0.67

Net income per common share, diluted	$0.46	$0.32	$0.89	$0.66

Dividends declared per common share	$0.06	$0.05	$0.11	$0.10

Average common shares outstanding, basic (000's)	16,147	16,998	16,171	17,396

Average common shares outstanding, diluted (000's)	16,547	17,283	16,586	17,733

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Six Months Ended June 30, 2005 and June 30, 2004
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Income(Loss), Net	Total Stockholders’ Equity
Balance at December 31, 2003	$226	$354,054	$25,833	$(53,613)	$(16,179)	$(14,982)	$(250)	$295,089

Common stock earned by employees
in Employee Stock Ownership Plan	--	914	--	--	753	--	--	1,667
Amortization of awards under the
Management Recognition and
Retention Plan	--	83	--	--	--	1,364	--	1,447
Repurchase of common stock
(2,031,757 shares)	--	--	--	(44,687)	--	--	--	(44,687)
Dividends paid ($0.10 per common share)	--	--	(1,769)	--	--	--	--	(1,769)
Comprehensive income:
Net income	--	--	11,635	--	--	--	--	11,635
Change in additional minimum pension
liability, net of tax	--	--	--	--	--	--	452	452
Change in unrealized gain on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	(238)	(238)

Total comprehensive income	--	--	11,635	--	--	--	214	11,849

Balance at June 30, 2004	$226	$355,051	$35,699	$(98,300)	$(15,426)	$(13,618)	$(36)	$263,596

Balance at December 31, 2004	$226	$355,986	$46,263	$(98,254)	$(14,674)	$(12,229)	$(295)	$277,023

Common stock earned by employees
in Employee Stock Ownership Plan	--	1,079	--	--	753	--	--	1,832
Amortization of awards under the
Management Recognition and
Retention Plan	--	187	--	--	--	1,437	--	1,624
Treasury stock reissued under stock
option plan	--	(5)	--	23	--	--	--	18
Repurchase of common
stock (147,289 shares)	--	--	--	(3,559)	--	--	--	(3,559)
Dividends paid ($0.11 per common share)	--	--	(1,835)	--	--	--	--	(1,835)
Comprehensive income:
Net income	--	--	14,786	--	--	--	--	14,786
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	(278)	(278)

Total comprehensive income	--	--	14,786	--	--	--	(278)	14,508

Balance at June 30, 2005	$226	$357,247	$59,214	$(101,790)	$(13,921)	$(10,792)	$(573)	$289,611

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and June 30, 2004
(Unaudited)

	June 30,
(Dollars in thousands)	2005	2004
Reconciliation of net income to net cash provided by operating activities:
Net income	$14,786	$11,635
Adjustments to reconcile net income to net cash provided by
operating activities:
Net premium amortization of investment and mortgage-backed securities	307	115
Depreciation and amortization	1,804	1,296
Amortization of intangible assets	935	--
Amortization of premium on Federal Home Loan Bank advances	(127)	--
Employee Stock Ownership Plan expense	1,832	1,667
Management Recognition and Retention Plan expense	1,624	1,447
Amortization of premiums on net loans	2,278	4,546
Federal Home Loan Bank stock dividend	(1,265)	(649)
Deferred income tax (benefit) expense	(363)	780
Provision for loan losses	2,711	2,039
Proceeds from sales of loans held for sale	126,031	150,543
Originations and purchases of loans held for sale	(123,465)	(153,304)
Net (gain) loss on sales of:
Investment securities	(13)	(312)
Loans held for sale	(973)	(1,021)
Real estate owned	(50)	(44)
Premises and equipment	24	4
Changes in certain assets and liabilities:
Accrued interest receivable	(762)	201
Other assets	(140)	(2,461)
Accrued interest payable	123	(93)
Accrued expenses and other liabilities	(2,432)	(1,448)

Net cash provided by operating activities	22,865	14,941

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(3,000)	(11,979)
Proceeds from sale of investment and mortgage-backed securities, available for sale	3,173	13,842
Proceeds from maturities of investment securities, available for sale	10,596	3,900
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	8,265	2,818
Increase in loans receivable	(187,551)	(55,842)
Additions to premises and equipment	(1,644)	(3,248)
Proceeds from sale of premises and equipment	113	--
Proceeds from sale of real estate owned	672	1,304

Net cash used in investing activities	(169,376)	(49,205)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Six Months Ended June 30, 2005 and June 30, 2004
(Unaudited)

	June 30,
(Dollars in thousands)	2005	2004
Cash flows from financing activities:
Net increase in deposits	$71,579	$107,311
Net repayment on Federal Home Loan Bank line of credit
and short-term advances and other borrowings	(18,854)	(56,855)
Proceeds from Federal Home Loan Bank long-term advances and other borrowings	125,000	--
Repayments of Federal Home Loan Bank long-term advances and other borrowings	(30,395)	(17)
Proceeds from junior subordinated debentures	--	30,928
Net decrease in advances from borrowers for taxes, insurance and
other escrow funds	(575)	(932)
Repurchase of common stock	(3,559)	(44,687)
Dividends paid on common stock	(1,835)	(1,769)
Proceeds from the exercise of stock options	18	--

Net cash provided by financing activities	141,379	33,979

Net decrease in cash and cash equivalents	(5,132)	(285)
Cash and cash equivalents at beginning of period	70,030	34,901

Cash and cash equivalents at end of period	$64,898	$34,616

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$32,065	$21,277
Income taxes, net of refunds	$8,646	$6,640

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$2,399	$1,675

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

        TierOne Corporation (“Company”) is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation is the holding company for TierOne Bank (“Bank”). At June 30, 2005, the Bank operated from 68 banking offices located in Nebraska, Iowa and Kansas and eight loan production offices located in Arizona, Colorado, Florida, Minnesota and North Carolina.

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

        The accompanying interim consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and June 30, 2004 have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire calendar year 2005.

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

        Goodwill and Other Intangible Assets. Goodwill represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired in connection with the August 27, 2004 acquisition of United Nebraska Financial Co. (“UNFC”). In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible balances are not being amortized, but are tested for impairment annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires the intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

        In addition to annual testing, the impairment of identifiable intangibles and long-lived assets is assessed when events or changes in circumstances indicate their carrying value may not be recoverable through expected future undiscounted cash flows.

        Our only identifiable intangible asset is the value of the core deposits acquired as part of the UNFC transaction. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition, account runoff, alternative funding costs, deposit servicing costs and discount rates. The core deposit intangible has been estimated to have a 10-year life with an accelerated rate of amortization.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Our policy is to evaluate annually the carrying value of the reporting unit goodwill and identifiable assets not subject to amortization. Goodwill was established as part of the UNFC acquisition and supported by third-party valuations as of August 27, 2004. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess.

        There have been no changes in the carrying amount of goodwill during the six months ended June 30, 2005 due to impairment and we are not aware of any facts or circumstances that would indicate our carrying value exceeded fair value.

        Mortgage Servicing Rights. The Bank capitalizes the estimated value of mortgage servicing rights upon the sale of loans. The Bank’s estimated value takes into consideration contractually known amounts, such as loan balance, term and interest rate. These estimates are impacted by loan prepayment speeds, servicing costs and discount rates used to compute a present value of the cash flow stream. Management evaluates the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require the Bank to record a valuation allowance or recovery. The fair value of mortgage servicing rights is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of mortgage servicing rights. Generally, as interest rates decline, prepayments accelerate with increased refinance activity, which results in a decrease in the fair value of mortgage servicing rights. As interest rates rise, prepayments generally slow, which results in an increase in the fair value of mortgage servicing rights. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of fair value is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different point in time.

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

        Investment Securities. We evaluate available for sale and held to maturity investment securities for impairment on a quarterly basis. An impairment charge in the Consolidated Statements of Income is recognized when the decline in the fair value of investment securities below their cost basis is judged to be other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge, including, but not limited to, the length of time and extent to which the fair value has been less than its cost basis and our ability and intent to hold the investment security for a period of time sufficient to allow for any anticipated recovery in market value.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 — Earnings Per Share

        Basic and diluted earnings per share (“EPS”) data are based on the weighted average number of common shares outstanding during each reporting period. Employee Stock Ownership Plan (“ESOP”) and 2003 Management Recognition and Retention Plan (“MRRP”) shares not committed to be released are not considered to be outstanding for purposes of EPS calculations. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS is further adjusted for potential common shares that were dilutive and outstanding during the reporting periods. The Company’s potentially dilutive common shares at June 30, 2005 represent shares issuable under its 2003 Stock Option Plan and MRRP computed using the treasury stock method. All stock options awarded are assumed to be 100% vested for purposes of the EPS computations.

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$7,608	$7,608	$14,786	$14,786

Weighted average number of common shares outstanding used in basic earnings per share calculation (in 000's)	16,147	16,147	16,171	16,171

Common share equivalents - 2003 Stock Option Plan and 2003 Management Recognition and Retention Plan shares (in 000's)		400		415

Weighted average number of common shares outstanding used in diluted earnings per share calculation (in 000's)		16,547		16,586

Earnings per share	$0.47	$0.46	$0.91	$0.89

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Goodwill and Other Intangible Assets

        Goodwill had a net carrying amount of $42.3 million at June 30, 2005. This amount represents the excess price paid by the Company over the fair value of the tangible and intangible assets and liabilities assumed in the acquisition of UNFC on August 27, 2004. The Company evaluates goodwill for impairment annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. There have been no changes in the carrying amount of goodwill during the six months ended June 30, 2005 due to impairment and we are not aware of any facts or circumstances that would indicate our carrying value exceeded fair value.

        The Company’s only identifiable other intangible asset is the value of core deposits acquired as part of the UNFC acquisition. The core deposit intangible has been estimated to have a 10-year life, with an accelerated rate of amortization.

        The changes in the net carrying amounts of other intangible assets for the three and six months ended June 30, 2005 are as follows:

(Dollars in thousands)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Balance at beginning of period	$11,409	$11,877
Additions	--	--
Amortization expense	(467)	(935)

Balance at end of period	$10,942	$10,942

        Estimated amortization expense for core deposit intangibles for the year ended December 31, 2005 and five years thereafter is as follows:

(Dollars in thousands)	Core Deposit Intangible
Estimated Amortization Expense
For the Year Ending:
December 31, 2005	$1,835
December 31, 2006	1,729
December 31, 2007	1,616
December 31, 2008	1,494
December 31, 2009	1,362
December 31, 2010	1,215

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 — Investment and Mortgage-Backed Securities

        The following table shows the composition of our investment and mortgage-backed securities portfolio at the dates indicated:

	June 30, 2005
	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held to maturity:
Municipal obligations	$118	$--	$--	$118

Available for sale:
Mortgage-backed securities	27,985	116	423	27,678
U.S. Government securities and agency obligations	79,034	--	790	78,244
Corporate securities	10,548	319	64	10,803
Municipal obligations	20,897	77	39	20,935
Agency equity securities	603	8	2	609
Asset Management Fund - ARM Fund	6,000	--	116	5,884

Total investment and mortgage-backed
securities, available for sale	$145,067	$520	$1,434	$144,153

	December 31, 2004
	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held to maturity:
Municipal obligations	$126	$--	$--	$126

Available for sale:
Mortgage-backed securities	36,286	234	345	36,175
U.S. Government securities and agency obligations	83,371	30	536	82,865
Corporate securities	11,532	216	34	11,714
Municipal obligations	23,434	36	42	23,428
Agency equity securities	3,763	61	1	3,823
Asset Management Fund - ARM Fund	6,000	--	73	5,927

Total investment and mortgage-backed
securities, available for sale	$164,386	$577	$1,031	$163,932

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 — Loan Portfolio Composition

        The following table shows the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$440,262	13.03%	$418,270	13.54%
Second mortgage residential	204,737	6.06	255,222	8.26
Multi-family residential	139,089	4.12	142,454	4.61
Commercial real estate and land	622,495	18.42	597,114	19.33
Residential construction	744,994	22.05	601,075	19.46
Commercial construction	360,543	10.67	282,399	9.14
Agriculture	64,400	1.91	66,830	2.16

Total real estate loans	2,576,520	76.26	2,363,364	76.50

Business loans	154,528	4.57	142,675	4.62

Agriculture - operating	65,731	1.95	71,223	2.31

Warehouse mortgage lines of credit	180,739	5.35	132,928	4.30

Consumer loans:
Home equity	62,264	1.84	56,441	1.83
Home equity line of credit	147,674	4.37	142,725	4.62
Home improvement	70,134	2.08	73,386	2.37
Automobile	86,532	2.56	80,512	2.61
Other	34,504	1.02	25,956	0.84

Total consumer loans	401,108	11.87	379,020	12.27

Total loans	3,378,626	100.00%	3,089,210	100.00%

Unamortized premiums, discounts and
deferred loan fees	4,492		7,228
Undisbursed portion of construction and
land development loans in process	(548,046)		(441,452)

Net loans	2,835,072		2,654,986
Allowance for loan losses	(28,347)		(26,831)

Net loans after allowance for loan losses	$2,806,725		$2,628,155

(1) Includes loans held for sale	$10,363		$11,956

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 — Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses during the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Allowance for loan losses, beginning of period	$27,252	$20,086	$26,831	$19,586
Provision for loan losses	1,923	1,105	2,711	2,039
Charge-offs	(1,008)	(409)	(1,476)	(916)
Recoveries on loans previously charged-off	180	104	281	177

Allowance for loan losses, end of period	$28,347	$20,886	$28,347	$20,886

Allowance for loan losses as a
percentage of net loans	1.00%	1.00%	1.00%	1.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 — Nonperforming Assets

        The following table sets forth information with respect to nonperforming assets and troubled debt restructurings at the dates indicated. It is the Bank’s policy to cease accruing interest on loans 90 days or more past due and to charge off accrued interest. Total impaired loans amounted to approximately $4.5 million and $6.1 million at June 30, 2005 and December 31, 2004, respectively. There was an allowance for loan loss specifically allocated to impaired loans of $25,000 and $464,000 at June 30, 2005 and December 31, 2004, respectively.

(Dollars in thousands)	June 30, 2005	December 31, 2004
Nonperforming loans:
One-to-four family residential	$1,349	$1,914
Second mortgage residential	726	739
Multi-family residential	--	2,374
Commercial real estate and land	1,040	707
Residential construction	2,132	2,256
Agriculture real estate	206	349
Business	951	771
Agriculture - operating	221	1
Consumer	1,094	1,121

Total nonperforming loans	7,719	10,232
Real estate owned, net (1)	2,159	382

Total nonperforming assets	9,878	10,614
Troubled debt restructurings	4,538	3,469

Total nonperforming assets and troubled debt restructurings	$14,416	$14,083

Total nonperforming loans as a percent of net loans	0.27%	0.39%

Total nonperforming assets as a percent of total assets	0.31%	0.35%

Total nonperforming assets and troubled debt restructurings
as a percent of total assets	0.45%	0.46%

Allowance for loan losses as a percent of net loans	1.00%	1.01%

Allowance for loan losses as a percent of nonperforming loans	367.24%	262.23%

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
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 — Mortgage Servicing Rights

        Mortgage servicing rights are included in the Consolidated Statements of Financial Condition under the caption “Other Assets.” The activity of mortgage servicing rights during the periods presented is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$10,579	$8,691	$10,505	$8,705
Mortgage servicing rights capitalized	982	1,183	1,584	1,795
Amortization expense	(693)	(925)	(1,341)	(1,551)
Valuation adjustment	(123)	1,168	(3)	1,168

Balance at end of period	$10,745	$10,117	$10,745	$10,117

        The valuation allowance on mortgage servicing rights is summarized in the following table for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$680	$1,668	$800	$1,668
Changes in mortgage servicing valuation reserve	123	(1,168)	3	(1,168)

Balance at end of period	$803	$500	$803	$500

        The following table compares the key assumptions used in measuring the fair values of mortgage servicing rights at June 30, 2005 and December 31, 2004:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Serviced loan portfolio balance	$1,160,830	$1,111,104
Fair value	$11,768	$11,503
Prepayment speed	10.38% - 34.48%	7.86% - 35.52%
Weighted average prepayment speed	18.13%	17.17%
Fair value with 10% adverse change	$11,238	$11,021
Fair value with 20% adverse change	$10,714	$10,528
Discount rate	9.50% - 15.00%	10.00% - 15.50%
Weighted average discount rate	11.39%	11.74%
Fair value with 10% adverse change	$11,477	$11,207
Fair value with 20% adverse change	$11,146	$10,867

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – Stock-Based Benefit Plans

        Management Recognition and Retention Plan. The Company has in effect the MRRP, which is a stock-based incentive plan. The following table summarizes shares of the Company’s common stock which were subject to award and have been granted pursuant to the MRRP:

June 30, 2005
Common shares authorized to be awarded by the Management Recognition
and Retention Plan	903,003
Common shares awarded by Management Recognition and Retention Plan	(797,350)
Common shares forfeited	--

Shares available for award at June 30, 2005	105,653

        The shares awarded by the MRRP vest to participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period and is based on the market value of the Company’s stock as of the date the awards were made. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in stockholders’ equity. Expense under the MRRP for the three and six months ended June 30, 2005 was $719,000 and $1.4 million, respectively, compared to $682,000 and $1.4 million for the three and six months ended June 30, 2004, respectively.

        Stock Option Plan. The Company established the 2003 Stock Option Plan (“SOP”) under which shares of Company common stock are reserved for the grant of common stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. The exercise price of the options is equal to the fair market value of the common stock on the grant date.

	June 30, 2005
	Options Outstanding	Remaining Contractual Life	Options Exercisable
Stock options issued and outstanding at an exercise price of $17.83	1,838,750	7.8 years	734,600
Stock options issued and outstanding at an exercise price of $22.40	45,000	9.3 years	--

Stock options outstanding, end of period	1,883,750	--	--

Stock options remaining for future grants	359,758

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

        Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, pro forma net income and pro forma EPS are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income (as reported)	$7,608	$5,575	$14,786	$11,635
Add: stock-based employee compensation
expense included in reported net income,
net of related tax effects	467	443	934	887
Deduct: total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(749)	(715)	(1,498)	(1,430)

Pro forma net income	$7,326	$5,303	$14,222	$11,092

Basic earnings per share (as reported)	$0.47	$0.33	$0.91	$0.67
Pro forma basic earnings per share	0.45	0.31	0.88	0.64
Diluted earnings per share (as reported)	0.46	0.32	0.89	0.66
Pro forma diluted earnings per share	0.45	0.31	0.86	0.63

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Deposits

The following table shows the composition of the Bank’s deposits by type at the dates indicated:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$107,767	--%	$112,216
Savings	0.59	68,911	0.65	79,546
Interest-bearing checking	0.67	369,795	0.67	414,093
Money market	1.61	331,296	1.09	291,111

Total transaction accounts	0.94	877,769	0.72	896,966

Time deposits:
0.00% to 2.99%		324,396		589,373
3.00% to 4.99%		721,907		364,400
5.00% to 6.99%		12,268		14,022

Total time deposits	3.21	1,058,571	2.77	967,795

Total deposits	2.18%	$1,936,340	1.79%	$1,864,761

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 13 – Federal Home Loan Bank Advances and Other Borrowings

        At June 30, 2005 and December 31, 2004, the Company was indebted on notes as shown in the following table:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Permanent fixed-rate notes payable to
the Federal Home Loan Bank	$83,407	$83,819
Convertible fixed-rate notes payable to
the Federal Home Loan Bank	520,935	426,045
Line of credit with the
Federal Home Loan Bank	229,500	261,200
Adjustable-rate note payable to the
Federal Home Loan Bank	10,000	10,000
Retail repurchase agreements	35,520	22,674
Junior subordinated debentures	37,928	37,928

Total Federal Home Loan Bank
advances and other borrowings	$917,290	$841,666

Weighted average interest rate	3.65%	3.25%

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 14 — Current Accounting Pronouncements

        For discussion regarding accounting pronouncements, interpretations, exposure drafts and other formal accounting guidance and the impact on the Company, reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion identifies certain recently issued accounting guidance.

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires that the cost resulting from stock options be measured at fair value and recognized in earnings. SFAS No. 123(R) replaces Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and supersedes APB No. 25 which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) became effective July 1, 2005. However, on April 15, 2005, the SEC issued a press release announcing the amendment of the compliance date for SFAS No. 123(R) to be no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company presently plans to adopt SFAS No. 123(R) on January 1, 2006. The method for adoption of this statement is yet to be determined. See Note 11 for SFAS No. 123 pro forma disclosures.

        In June 2005, FASB issued SFAS No. 154, Reporting Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS No. 154‘s retrospective application requirement replaces Accounting Principles Board Opinion 20‘s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. If the cumulative effect of the change in accounting principle can be determined, but it is impracticable to determine the specific effects of an accounting change on one or more prior periods presented, the change in accounting policy will have to be applied to balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment made to the opening balance of retained earnings or other components of equity (e.g., accumulated other comprehensive income) for that period. If it is impracticable to determine the cumulative effect of applying a change in accounting principle, the new accounting principle is to be applied prospectively from the earliest date practicable. If retrospective application for all prior periods is impracticable, the method used to report the change and the reason that retrospective application is impracticable are to be disclosed. The requirements of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        TierOne Bank (“Bank”), a subsidiary of TierOne Corporation (“Company”), is a $3.2 billion federally chartered stock savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through a network of 68 banking offices located in Nebraska, Iowa and Kansas and eight loan production offices located in Arizona, Colorado, Florida, Minnesota and North Carolina. Product offerings include residential, commercial and agricultural real estate loans; consumer, construction, business and agricultural operating loans; warehouse mortgage lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and internet banking.

        The Company’s results of operations depend primarily on the results of operations of the Bank. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment securities portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Noninterest income, noninterest expense and provisions for loan losses also affect results of operations. Noninterest income consists primarily of fees and service charges related to deposit and lending activities and gains on loans held for sale. Noninterest expense consists of compensation and employee benefits, office occupancy and equipment, data processing, advertising and other operating expense. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company’s financial condition and results of operations.

        As used in this report, unless the context otherwise requires, the terms “we,” “us,” or “our” refer to the Company and the Bank.

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

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Assets

        General. Our total assets were $3.2 billion at June 30, 2005, a $156.2 million, or 5.1%, increase compared to $3.0 billion at December 31, 2004. We continue to realign our balance sheet to focus our efforts on attracting loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity while seeking to maintain a loan portfolio with a high level of asset quality.

        Investment Securities. Our available for sale investment securities amounted to $116.5 million at June 30, 2005, an $11.3 million, or 8.8%, decrease compared to $127.8 million at December 31, 2004. The decrease in our available for sale investment securities was primarily due to $13.8 million in proceeds from maturing and sold investment securities partially offset by a security purchase of $3.0 million. Our mortgage-backed securities portfolio, all of which are recorded as available for sale, amounted to $27.7 million at June 30, 2005, an $8.5 million, or 23.5%, decrease compared to $36.2 million at December 31, 2004. The decrease in our mortgage-backed securities portfolio was primarily the result of $8.2 million of principal payments received during the six months ended June 30, 2005.

        Loans Receivable. Net loans (after allowance for loan losses) totaled $2.8 billion at June 30, 2005, a $178.6 million, or 6.8%, increase compared to December 31, 2004. This increase was primarily attributable to increased originations in our residential construction, commercial construction, warehouse mortgage lines of credit and commercial real estate and land loan portfolios partially offset by a decline in our second mortgage residential loan portfolio. Residential construction loans totaled $745.0 million at June 30, 2005, a $143.9 million, or 23.9%, increase compared to $601.1 million at December 31, 2004. During the six months ended June 30, 2005, we originated $283.3 million and purchased through correspondents $250.6 million of residential construction loans which were partially offset by $390.9 million of payoffs. Commercial real estate and land loans amounted to $622.5 million at June 30, 2005, a $25.4 million, or 4.3%, increase compared to $597.1 million at December 31, 2004. Commercial construction loans increased $78.1 million, or 27.7%, to $360.5 million at June 30, 2005 compared to $282.4 million at December 31, 2004. The increase was primarily attributable to increased origination of commercial construction loans in our primary lending market area (Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota and North Carolina). Warehouse mortgage lines of credit increased $47.8 million, or 36.0%, to $180.7 million at June 30, 2005 compared to $132.9 million at December 31, 2004. The increase in warehouse mortgage lines of credit was primarily attributable to increased lending volume in June 2005. Second mortgage residential loans totaled $204.7 million at June 30, 2005, a $50.5 million, or 19.8%, decrease compared to $255.2 million at December 31, 2004. The decrease in our second mortgage residential loans at June 30, 2005 was primarily attributable to principal payments and prepayments.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        The Bank’s focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity, as well as our expanded loan origination capabilities, contributed to $842.3 million of gross loan originations, exclusive of warehouse mortgage lines of credit and loan purchases, for the six months ended June 30, 2005. Gross originations do not directly correlate to net loans due to timing of construction loan advances, repayments and undisbursed lines of credit but reflect in part future loan commitments.

        Allowance for Loan Losses. Our allowance for loan losses increased $1.5 million, or 5.7%, to $28.3 million at June 30, 2005 compared to $26.8 million at December 31, 2004. Charge-offs, net of recoveries, were $1.2 million during the six months ended June 30, 2005, an increase of $456,000, or 61.7%, compared to $739,000 for the six months ended June 30, 2004. The increase was primarily the result of the charge-off of a multi-family residential loan acquired in the United Nebraska Financial Co. (“UNFC”) transaction during the three months ended June 30, 2005. Our ratio of the allowance for loan losses to net loans was 1.00% and 1.01% at June 30, 2005 and December 31, 2004, respectively.

        Goodwill and Other Intangible Assets. Our goodwill at June 30, 2005 was $42.3 million and relates to our acquisition of UNFC in 2004. Goodwill is subject to periodic impairment analysis which will be completed during the third quarter of 2005. Other intangible assets totaled $10.9 million at June 30, 2005, a decrease of $935,000, or 7.9%, compared to $11.9 million at December 31, 2004 and relates to the core deposits recorded as a result of the UNFC acquisition. The decrease was attributable to amortization during the six months ended June 30, 2005.

        Other Assets. Our other assets increased $2.4 million, or 10.2%, to $26.0 million at June 30, 2005 compared to $23.6 million at December 31, 2004. At June 30, 2005, the largest item recorded in other assets was mortgage servicing assets of $10.7 million. The remainder consisted of prepaid expenses, miscellaneous receivables and other miscellaneous assets.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $2.9 billion at June 30, 2005, an $143.6 million, or 5.2%, increase compared to December 31, 2004. We utilized Federal Home Loan Bank (“FHLB”) advances and other borrowings and increased deposits to fund our lending activities.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Deposits. Our total deposits increased by $71.6 million, or 3.8%, to $1.9 billion at June 30, 2005. Time deposits increased $90.8 million, or 9.4%, to $1.1 billion at June 30, 2005 compared to $967.8 million at December 31, 2004. The increase in our time deposits was primarily the result of two promotions held during the six months ended June 30, 2005 to attract new deposit accounts and establish new customer relationships. The weighted average rate of our time deposits was 3.21% at June 30, 2005 compared to 2.77% at December 31, 2004. Money market accounts totaled $331.3 million at June 30, 2005, an increase of $40.2 million, or 13.8%, compared to $291.1 million at December 31, 2004. The increase in our money market accounts was attributable to customers transitioning to this product from other transaction accounts due to the rising interest rate environment. The weighted average rate of our money market accounts was 1.61% at June 30, 2005 compared to 1.09% at December 31, 2004. Our interest-bearing checking accounts totaled $369.8 million at June 30, 2005, a $44.3 million, or 10.7%, decrease compared to $414.1 million at December 31, 2004. Noninterest-bearing checking accounts totaled $107.8 million at June 30, 2005, a decrease of $4.4 million, or 4.0%, compared to $112.2 million at December 31, 2004. The decrease in interest-bearing and noninterest-bearing checking accounts was primarily the result of customer migration to money market and time deposit accounts due to a rising interest rate environment. Brokered time deposits (included in our time deposits) amounted to $70.1 million at June 30, 2005, a decrease of $54.5 million, or 43.7% compared to $124.6 million at December 31, 2004. Brokered time deposits maturing during the six months ended June 30, 2005 totaled $94.2 million which was partially offset by the purchase of $40.0 million of brokered time deposits. We utilize brokered time deposits as an additional funding source for loan origination and purchase activity.

        FHLB Advances and Other Borrowings. Our FHLB advances and other borrowings amounted to $917.3 million at June 30, 2005, a $75.6 million, or 9.0%, increase compared to $841.7 million at December 31, 2004. The increase in FHLB advances and other borrowings at June 30, 2005 was primarily attributable to $125.0 million of convertible fixed-rate advances from the FHLB partially offset by the repayment of $30.4 million of FHLB advances and a $31.7 million reduction in our outstanding line of credit with the FHLB. We have utilized FHLB advances to augment deposits as a funding source for loan origination and purchase activity. Our outstanding line of credit with the FHLB was $229.5 million at June 30, 2005 compared to $261.2 million at December 31, 2004. The weighted average rate of our FHLB advances and other borrowings was 3.65% at June 30, 2005, an increase of 40 basis points compared to 3.25% at December 31, 2004. The increase in the weighted average rate of our FHLB advances and other borrowings was primarily attributable to rising interest rates on our short-term advances and a change in the composition of our FHLB advances and other borrowings during the six months ended June 30, 2005.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Stockholders’ Equity. At June 30, 2005, stockholders’ equity totaled $289.6 million, an increase of $12.6 million, or 4.5%, from December 31, 2004. The increase in stockholders’ equity primarily reflects net income of $14.8 million during the six months ended June 30, 2005, $1.8 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”) and $1.6 million related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”) partially offset by the purchase of 147,289 shares of common stock at a cost of $3.6 million and $1.8 million in cash dividends paid to the Company’s stockholders. The Company paid cash dividends of $0.05 per common share on March 31, 2005 to shareholders of record on March 15, 2005 and $0.06 per common share on June 30, 2005 to shareholders of record on June 15, 2005. For further discussion regarding the Company’s common stock repurchases, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Three and Six Months Ended June 30, 2005 and June 30, 2004

        Net Income. Net income for the three months ended June 30, 2005 was $7.6 million, or $0.46 per diluted share ($0.47 per basic share), compared to net income of $5.6 million, or $0.32 per diluted share ($0.33 per basic share), for the three months ended June 30, 2004. Net income for the six months ended June 30, 2005 was $14.8 million, or $0.89 per diluted share ($0.91 per basic share), compared to net income of $11.6 million, or $0.66 per diluted share ($0.67 per basic share), for the six months ended June 30, 2004.

        Net Interest Income. Net interest income is the principal source of earnings for the Company, and consists primarily of interest income on loans receivable and investment and mortgage-backed securities, offset by interest expense on deposits and borrowed funds. Net interest income is determined by interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and also by the amount of interest-earning assets relative to interest-bearing liabilities. Generally, we are able to increase our net interest income at a faster pace when the spread between short-term and long-term U.S. Treasury rates is positive, due to funding costs being more directly tied to shorter-term rates, while loan rates are tied to intermediate to longer-term rates. Net interest income before provision for loan losses was $25.7 million for the three months ended June 30, 2005, an increase of $8.6 million, or 50.0%, compared to $17.1 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, our net interest income totaled $50.0 million, an increase of $15.2 million, or 43.4%, compared to $34.9 million for the six months ended June 30, 2004. The increases in net interest income were attributable to the continued growth of our loan portfolio and increased yields on interest-earning assets.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Our average interest rate spread for the three months ended June 30, 2005 and June 30, 2004 was 3.32% and 2.84%, respectively. Our average interest rate spread increased to 3.28% for the six months ended June 30, 2005 compared to 2.92% for the six months ended June 30, 2004. The average yield on interest-earning assets for the three months ended June 30, 2005 was 5.92%, a 77 basis point increase compared to 5.15% for the three months ended June 30, 2004. The average yield on interest-earning assets for the six months ended June 30, 2005 was 5.77% compared to 5.22% for the six months ended June 30, 2004, an increase of 55 basis points. Our net interest margin (net interest income divided by average interest-earning assets) for the three and six month periods ended June 30, 2005 was 3.56% and 3.51%, respectively, compared to 3.15% and 3.25% for the three and six month periods ended June 30, 2004, respectively. The increase in our average interest rate spread and net interest margin was primarily due to an increase in the average balance of interest-earning assets coupled with the increase in the average yield earned on interest-earning assets. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 110.02% and 110.13% for the three and six months ended June 30, 2005, respectively, compared to 116.04% and 116.63% for the three and six months ended June 30, 2004, respectively. This decrease was the result of a $37.7 million and $44.1 million decline in the average balance of net interest earning assets for the three and six months ended June 30, 2005, respectively, resulting primarily from recognition of goodwill associated with the UNFC acquisition and funding of the Company’s stock repurchase program.

        Interest Income. Our total interest income for the three months ended June 30, 2005 was $42.7 million, a $14.7 million, or 52.7%, increase compared to $28.0 million for the three months ended June 30, 2004. Interest income on loans receivable increased $13.6 million, or 50.1%, to $40.6 million for the three months ended June 30, 2005 compared to $27.1 million for the three months ended June 30, 2004. The average balance of loans receivable during the three months ended June 30, 2005 was $2.7 billion, an increase of $593.3 million, or 28.4%, compared to $2.1 billion for the three months ended June 30, 2004. The average yield earned on the loan portfolio was 6.07% and 5.19% for the three months ended June 30, 2005 and June 30, 2004, respectively.

        For the six months ended June 30, 2005 our interest income totaled $82.2 million, a $26.2 million, or 46.7%, increase compared to $56.1 million for the six months ended June 30, 2004. The average balance of loans receivable totaled $2.6 billion for the six months ended June 30, 2005, an increase of $584.2 million, or 28.4%, compared to $2.1 billion for the six months ended June 30, 2004. The average yield earned on the loan portfolio was 5.92% and 5.28% for the six months ended June 30, 2005 and June 30, 2004, respectively.

        The increase in interest income for the three and six month periods ended June 30, 2005 was primarily attributable to increases in the average balances of loans receivable and average yield earned on the loan portfolio. The increase in the average balance of loans receivable was the result of loans acquired from the UNFC acquisition and our loan origination and purchase activities. The increase in the average yield earned on loans receivable was the result of our strategy to sustain our loan portfolio holdings of loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Interest Expense. Our total interest expense for the three months ended June 30, 2005 was $17.0 million, a $6.2 million, or 57.0%, increase compared to $10.8 million for the three months ended June 30, 2004. Interest expense on deposits totaled $9.9 million for the three months ended June 30, 2005, an increase of $4.1 million, or 69.0%, compared to $5.9 million for the three months ended June 30, 2004. The average balance of interest-bearing deposits totaled $1.8 billion for the three months ended June 30, 2005, an increase of $581.2 million, or 46.4%, compared to $1.3 billion for the three months ended June 30, 2004. The average rate paid on interest-bearing deposits was 2.17% for the three months ended June 30, 2005 compared to 1.88% for the three months ended June 30, 2004. Interest expense on FHLB advances and other borrowings increased $2.1 million, or 42.8%, to $7.1 million for the three months ended June 30, 2005 compared to $5.0 million for the three months ended June 30, 2004. The average balance of our FHLB advances and other borrowings increased $167.0 million, or 26.9%, to $787.9 million for the three months ended June 30, 2005 compared to $620.8 million for the three months ended June 30, 2004. The average rate paid on our FHLB advances and other borrowings was 3.60% and 3.20% for the three months ended June 30, 2005 and June 30, 2004, respectively.

        Our total interest expense for the six months ended June 30, 2005 totaled $32.2 million, an $11.0 million, or 51.9%, increase compared to $21.2 million for the six months ended June 30, 2004. Interest expense on deposits amounted to $18.8 million for the six months ended June 30, 2005, an increase of $7.3 million, or 63.3%, compared to $11.5 million for the six months ended June 30, 2004. The average balance of interest-bearing deposits totaled $1.8 billion for the six months ended June 30, 2005, an increase of $588.3 million, or 47.7%, compared to $1.2 billion for the six months ended June 30, 2004. The average rate paid on interest-bearing deposits was 2.07% for the six months ended June 30, 2005 compared to 1.87% for the six months ended June 30, 2004. Interest expense on FHLB advances and other borrowings totaled $13.4 million for the six months ended June 30, 2005, an increase of $3.7 million, or 38.4%, compared to $9.7 million for the six months ended June 30, 2004. The average balance of our FHLB advances and other borrowings totaled $765.8 million for the six months ended June 30, 2005, an increase of $157.3 million, or 25.9%, compared to $608.5 million for the six months ended June 30, 2004. The average rate paid on our FHLB advances and other borrowings was 3.49% and 3.17% for the six months ended June 30, 2005 and June 30, 2004, respectively.

        The primary reason for the increase in interest expense for the three and six month periods ended June 30, 2005 was the increase in the average balance of interest-bearing deposits which was attributable to deposits acquired in the UNFC transaction. Additionally, the increase in interest expense was also attributable to an increase in the average balance of FHLB advances and other borrowings and increased interest rates.

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

	Three Months Ended June 30,
	2005			2004
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Investment securities (1)	$175,664	$1,822	4.15%	$75,069	$789	4.20%
Mortgage-backed securities (1)	30,265	274	3.62	13,658	114	3.34
Loans receivable (2)	2,678,653	40,629	6.07	2,085,375	27,074	5.19

Total interest-earning assets	2,884,582	42,725	5.92%	2,174,102	27,977	5.15%
Noninterest-earning assets	193,937			90,821

Total assets	$3,078,519			$2,264,923

Interest-bearing liabilities:
Interest-bearing checking accounts	$387,881	$646	0.67%	$300,257	$578	0.77%
Savings accounts	72,091	106	0.59	21,314	16	0.30
Money market accounts	327,276	1,267	1.55	259,258	596	0.92
Time deposits	1,046,684	7,914	3.02	671,891	4,687	2.79

Total interest-bearing deposits	1,833,932	9,933	2.17	1,252,720	5,877	1.88
Federal Home Loan Bank
advances and other borrowings	787,857	7,091	3.60	620,849	4,965	3.20

Total interest-bearing liabilities	2,621,789	17,024	2.60%	1,873,569	10,842	2.31%
Noninterest-bearing accounts	111,147			53,162
Other liabilities	60,640			56,950

Total liabilities	2,793,576			1,983,681
Stockholders' equity	284,943			281,242

Total liabilities and stockholders' equity	$3,078,519			$2,264,923

Net interest-earning assets	$262,793			$300,533
Net interest income; average
interest rate spread		$25,701	3.32%		$17,135	2.84%
Net interest margin (3)			3.56%			3.15%
Average interest-earning assets to average
interest-bearing liabilities			110.02%			116.04%

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

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

	Six Months Ended June 30,
	2005			2004
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Investment securities (1)	$177,182	$3,537	3.99%	$77,744	$1,585	4.08%
Mortgage-backed securities (1)	32,311	593	3.67	14,379	245	3.41
Loans receivable (2)	2,639,880	78,095	5.92	2,055,664	54,237	5.28

Total interest-earning assets	2,849,373	82,225	5.77%	2,147,787	56,067	5.22%
Noninterest-earning assets	195,077			89,904

Total assets	$3,044,450			$2,237,691

Interest-bearing liabilities:
Interest-bearing checking accounts	$394,932	$1,312	0.66%	$298,205	$1,152	0.77%
Savings accounts	74,969	227	0.61	20,864	33	0.32
Money market accounts	312,608	2,177	1.39	264,056	1,247	0.94
Time deposits	1,038,908	15,115	2.91	649,988	9,100	2.80

Total interest-bearing deposits	1,821,417	18,831	2.07	1,233,113	11,532	1.87
Federal Home Loan Bank
advances and other borrowings	765,824	13,357	3.49	608,492	9,652	3.17

Total interest-bearing liabilities	2,587,241	32,188	2.49%	1,841,605	21,184	2.30%
Noninterest-bearing accounts	111,822			50,324
Other liabilities	62,529			56,596

Total liabilities	2,761,592			1,948,525
Stockholders' equity	282,858			289,166

Total liabilities and stockholders' equity	$3,044,450			$2,237,691

Net interest-earning assets	$262,132			$306,182
Net interest income; average
interest rate spread		$50,037	3.28%		$34,883	2.92%
Net interest margin (3)			3.51%			3.25%
Average interest-earning assets to average
interest-bearing liabilities			110.13%			116.63%

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

	Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004			Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase	Rate	Volume	Increase
Interest income:
Investment securities	$(9)	$1,042	$1,033	$(36)	$1,988	$1,952
Mortgage-backed securities	11	149	160	20	328	348
Loans receivable (1)	5,062	8,493	13,555	7,133	16,725	23,858

Total interest income	5,064	9,684	14,748	7,117	19,041	26,158

Interest expense:
Interest-bearing checking accounts	(83)	151	68	(179)	339	160
Savings accounts	25	65	90	50	144	194
Money market accounts	485	186	671	672	258	930
Time deposits	415	2,812	3,227	370	5,645	6,015

Total deposits	842	3,214	4,056	913	6,386	7,299
Federal Home Loan Bank advances
and other borrowings	675	1,451	2,126	1,041	2,664	3,705

Total interest expense	1,517	4,665	6,182	1,954	9,050	11,004

Net change in net interest income	$3,547	$5,019	$8,566	$5,163	$9,991	$15,154

(1) Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Provision for Loan Losses. We made a provision for loan losses of $1.9 million for the three months ended June 30, 2005 compared to $1.1 million for the three months ended June 30, 2004, an increase of $818,000, or 74.0%. For the six months ended June 30, 2005 our provision for loan losses totaled $2.7 million, an increase of $672,000, or 33.0%, compared to $2.0 million for the six months ended June 30, 2004. We have made provisions in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at the relevant date. At June 30, 2005, our total nonperforming loans amounted to $7.7 million, or 0.27% of net loans, compared to $10.2 million, or 0.39% of net loans, at December 31, 2004. Our total nonperforming assets totaled $9.9 million, or 0.31%, of total assets at June 30, 2005, compared to $10.6 million, or 0.35%, of total assets at December 31, 2004. During the three months ended June 30, 2005 and June 30, 2004, we charged-off, net of recoveries, $828,000 and $305,000, respectively. During the six months ended June 30, 2005 and June 30, 2004, we charged-off, net of recoveries, $1.2 million and $739,000, respectively. Charge-offs during the six months ended June 30, 2005 consisted primarily of one multi-family residential loan acquired in the UNFC transaction combined with automobile and other consumer-related loans. At June 30, 2005, December 31, 2004 and June 30, 2004, our allowance for loan losses amounted to 1.00%, 1.01% and 1.00%, respectively, of net loans.

        Noninterest Income. Total noninterest income for the three months ended June 30, 2005 was $6.3 million and was essentially unchanged from the three months ended June 30, 2004. Noninterest income for the three months ended June 30, 2005 included a $993,000 increase in deposit account fees, a $497,000 increase in non-deposit and lending related fees and a $231,000 reduction in mortgage servicing rights amortization expense. These increases were offset by a $515,000 reduction in gains on the sale of investment securities and loans held for sale combined with a $123,000 mortgage servicing right impairment for the three months ended June 30, 2005 rather than the $1.2 million recapture of previous mortgage servicing right impairments recorded during the three months ended June 30, 2004.

        For the six months ended June 30, 2005, total noninterest income was $12.3 million, a $577,000, or 4.9%, increase compared to $11.7 million for the six months ended June 30, 2004. The increase was primarily attributable to increases of $1.7 million in deposit account fees, $1.5 million in non-deposit and lending related fees and a $209,000 reduction in mortgage servicing right amortization expense. These increases were partially offset by a $1.5 million reduction in other operating income related almost entirely to a one-time gain in early 2004 associated with the Bank’s merger of its defined benefit pension plan with an unrelated third party plan. Additionally, a $1.2 million recapture of previous mortgage servicing right impairments was recorded during the six months ended June 30, 2004 which we did not realize during the six months ended June 30, 2005.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Noninterest Expense. Our noninterest expense increased by $4.3 million, or 32.1%, to $17.7 million for the three months ended June 30, 2005 compared to $13.4 million for the three months ended June 30, 2004. The increase in noninterest expense resulted primarily from a $2.4 million increase in employee compensation and benefits, a $1.2 million increase in other operating expenses and a $387,000 increase in occupancy expense. The increase in noninterest expense for the three months ended June 30, 2005 was primarily attributable to the August 2004 UNFC acquisition.

        Our noninterest expense increased by $9.7 million, or 37.5%, to $35.7 million for the six months ended June 30, 2005 compared to $26.0 million for the six months ended June 30, 2004. The increase was primarily the result of a $4.7 million increase in employee compensation and benefits, a $3.3 million increase in other operating expenses and a $1.1 million increase in occupancy expense. The increase in noninterest expense for the six months ended June 30, 2005 was primarily the result of expenses incurred as a result of the UNFC acquisition.

        Income Tax Expense. Our income tax expense increased by $1.5 million, or 43.5%, to $4.8 million for the three months ended June 30, 2005 compared to $3.3 million for the same period in 2004. For the six months ended June 30, 2005 our income tax expense totaled $9.1 million, an increase of $2.2 million, or 31.2%, compared to $6.9 million for the six months ended June 30, 2004. The increase in income tax expense for the three and six months ended June 30, 2005 compared to the same periods in 2004 was primarily due to an increase in net income and an increase in our effective income tax rate. The effective income tax rate for the three months ended June 30, 2005 was 38.7% compared to 37.5% for the three months ended June 30, 2004. Our effective income tax rate for the six months ended June 30, 2005 was 38.1% compared to 37.4% for the six months ended June 30, 2004.

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

        We use our liquidity to fund existing and future loan commitments, maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2005, we had time deposits maturing within the next 12 months totaling $555.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be redeposited with us.

        In addition to cash flow from loan and securities payments and prepayments, we have additional borrowing capacity available to fund our asset growth. We continue to utilize borrowings as a cost efficient addition to deposits as a source of funds. The average balance of our FHLB advances and other borrowings was $787.9 million and $620.8 million for the three months ended June 30, 2005 and June 30, 2004, respectively. The average balance of our FHLB advances and other borrowings was $765.8 million and $608.5 million for the six months ended June 30, 2005 and June 30, 2004, respectively. To date, substantially all of our borrowings have consisted of advances from the FHLB, of which we are a member. Pursuant to blanket collateral agreements with the FHLB, the Bank pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for such advances. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

        We use our liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2005, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at June 30, 2005	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
Federal Home Loan Bank advances
and other borrowings	$917,290	$367,026	$42,014	$80,330	$427,920
Recourse obligations on assets	14,528	14,528	--	--	--
Purchase investment securities	1,452	1,452	--	--	--
Annual rental commitments under non-
cancellable operating leases	4,085	792	1,212	741	1,340

Total contractual obligations	$937,355	$383,798	$43,226	$81,071	$429,260

Lending commitments:
Commitments to originate loans	$109,957	$109,957	$--	$--	$--
Commitments to sell loans	(44,087)	(44,087)	--	--	--
Commitments to purchase loans	43,061	43,061	--	--	--
Undisbursed portion of construction and
land development loans in process	548,046	548,046	--	--	--
Standby letters of credit	2,007	2,007	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	337,762	337,762	--	--	--
Business loans	141,986	141,986	--	--	--
Consumer loans	125,620	125,620	--	--	--

Total lending commitments and
unused lines of credit	$1,264,352	$1,264,352	$--	$--	$--

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        We have not used any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At June 30, 2005, the maximum total dollar amount of such recourse was approximately $14.5 million. Based on historical experience, at June 30, 2005, we had established a liability of $738,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities.

Regulatory Capital

        At June 30, 2005, the Bank’s regulatory capital exceeded regulatory limits set by the Office of Thrift Supervision. The current regulatory requirements and the Bank’s actual levels at June 30, 2005 are set forth in the following table:

	Required Capital		Actual Capital		Excess Capital
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital	$47,213	1.50%	$249,327	7.92%	$202,114	6.42%
Tier 1 (core) capital	125,901	4.00%	249,327	7.92%	123,426	3.92%
Total risk-based capital	218,192	8.00%	277,674	10.18%	59,482	2.18%

        The Bank remains classified as a “well capitalized” financial institution under Federal regulatory guidelines.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Operating Ratios

        Selected operating and other ratios (annualized where appropriate) at or for the three and six months ended June 30, 2005 and June 30, 2004 are presented in the following table:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2005	2004	2005	2004
Selected Operating Ratios:
Average yield on interest-earning assets	5.92%	5.15%	5.77%	5.22%
Average rate on interest-bearing liabilities	2.60	2.31	2.49	2.30
Average interest rate spread	3.32	2.84	3.28	2.92
Net interest margin	3.56	3.15	3.51	3.25
Average interest-earning assets to average
interest-bearing liabilities	110.02	116.04	110.13	116.63
Net interest income after provision for loan
losses to noninterest expense	134.32	119.61	132.43	126.33
Total noninterest expense to average assets	2.30	2.37	2.35	2.32
Efficiency ratio (1)	53.79	57.20	55.82	55.77
Return on average assets	0.99	0.98	0.97	1.04
Return on average equity	10.68	7.93	10.45	8.05
Average equity to average assets	9.26	12.42	9.29	12.92
Other Ratios:
Nonperforming loans as a percent of net loans	0.27	0.17	0.27	0.17
Nonperfoming assets as a percent of total assets	0.31	0.21	0.31	0.21
Allowance for loan losses as a percent of
nonperforming loans	367.24	589.33	367.24	589.33
Allowance for loan losses as a percent of net loans	1.00	1.00	1.00	1.00

(1) Efficiency ratio is calculated as total noninterest expense, less amortization expense of intangible assets, as a percentage of the sum of net interest income and noninterest income.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

        There have been no substantive changes with respect to legal proceedings during the three and six months ended June 30, 2005. Disclosures regarding legal proceedings are incorporated by reference to Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

        The following table details the Company’s purchases of common stock during the three months ended June 30, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 2005
Beginning Date - April 1, 2005
Ending Date - April 30, 2005	6,489	$22.80	6,489	1,681,292
May 2005
Beginning Date - May 1, 2005
Ending Date - May 31, 2005	--	--	--	1,681,292
June 2005
Beginning Date - June 1, 2005
Ending Date - June 30, 2005	--	--	--	1,681,292

Total shares purchased during the
three months ended June 30, 2005	6,489	$22.80

* Information related to the Company’s publicly announced plan authorizing purchases of its common stock during the three months ended June 30, 2005, is as follows:

Date Purchase Plan Announced	Number of Shares Approved for Purchase	Expiration Date of Purchase Plan
July 27, 2004	1,828,581	No stated expiration date

Item 3 — Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 — Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders held on May 2, 2005, the following individuals were elected to the Company’s Board of Directors:

Proposal	For	Withheld / Against	Abstain	Broker Non- Votes
James A. Laphen	13,745,582	676,255	N/A	N/A
Campbell R. McConnell, Ph.D	13,545,537	876,300	N/A	N/A

The terms of office for the following directors continued after the Company’s Annual Meeting of Shareholders: Gilbert G. Lundstrom, Esq. and Joyce Person Pocras (terms expire in 2006) and Ann Lindley Spence and Charles W. Hoskins (terms expire in 2007).

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

TIERONE CORPORATION
Date: August 5, 2005	By: /s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: August 5, 2005	By: /s/ Eugene B. Witkowicz
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