Form 10-Q
period 2005-09-30
TIERONE CORP
filed 2005-11-07
CIK 1170605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No   X

As of November 4, 2005, there were 18,145,773 issued and outstanding shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
September 30, 2005 (Unaudited) and December 31, 2004

(Dollars in thousands, except per share data)	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$62,313	$70,030
Investment securities:
Held to maturity, at cost which approximates fair value	114	126
Available for sale, at fair value	111,306	127,757
Mortgage-backed securities, available for sale, at fair value	23,003	36,175
Loans receivable:
Net loans (includes loans held for sale of $11,617 and $11,956 at
September 30, 2005 and December 31, 2004, respectively)	2,885,887	2,654,986
Allowance for loan losses	(29,447)	(26,831)

Net loans after allowance for loan losses	2,856,440	2,628,155

Federal Home Loan Bank stock	57,743	54,284
Premises and equipment, net	37,001	38,220
Accrued interest receivable	18,668	15,573
Goodwill	42,283	42,283
Other intangible assets, net	10,483	11,877
Other assets	26,946	23,601

Total assets	$3,246,300	$3,048,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$1,933,456	$1,864,761
Advances from Federal Home Loan Bank and other borrowings	956,177	841,666
Advance payments from borrowers for taxes, insurance and
other escrow funds	19,194	26,565
Accrued interest payable	6,928	6,308
Accrued expenses and other liabilities	31,988	31,758

Total liabilities	2,947,743	2,771,058

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,146,740 and 18,287,811 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	226	226
Additional paid-in capital	357,879	355,986
Retained earnings, substantially restricted	66,776	46,263
Treasury stock, at cost. 4,428,335 and 4,287,264 shares at
September 30, 2005 and December 31, 2004, respectively	(101,671)	(98,254)
Unallocated common stock held by Employee Stock
Ownership Plan	(13,545)	(14,674)
Unearned common stock held by Management
Recognition and Retention Plan	(10,074)	(12,229)
Accumulated other comprehensive loss, net	(1,034)	(295)

Total stockholders' equity	298,557	277,023

Commitments and contingent liabilities

Total liabilities and stockholders’ equity	$3,246,300	$3,048,081

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Interest income:
Loans receivable	$44,208	$29,741	$122,303	$83,978
Investment securities	2,001	1,343	6,131	3,173
Other interest-earning assets	--	31	--	31

Total interest income	46,209	31,115	128,434	87,182

Interest expense:
Deposits	10,909	6,926	29,740	18,458
Advances from Federal Home Loan Bank and other borrowings	8,604	5,329	21,961	14,981

Total interest expense	19,513	12,255	51,701	33,439

Net interest income	26,696	18,860	76,733	53,743
Provision for loan losses	1,691	922	4,402	2,961

Net interest income after provision for loan losses	25,005	17,938	72,331	50,782

Noninterest income:
Fees and service charges	5,291	4,215	15,306	12,025
Debit card fees	543	462	1,531	1,451
Gain (loss) from real estate operations, net	14	32	6	(77)
Net gain (loss) on sales of:
Investment securities	1	--	14	312
Loans held for sale	552	407	1,525	1,428
Real estate owned	(1)	46	49	90
Gain on pension plan curtailment	--	--	--	1,456
Other operating income	204	130	486	343

Total noninterest income	6,604	5,292	18,917	17,028

Noninterest expense:
Salaries and employee benefits	10,457	8,924	30,861	24,596
Occupancy, net	2,186	1,711	6,312	4,728
Data processing	517	549	1,510	1,516
Advertising	944	785	3,152	2,426
Other operating expense	3,847	2,535	11,852	7,236

Total noninterest expense	17,951	14,504	53,687	40,502

Income before income taxes	13,658	8,726	37,561	27,308
Income tax expense	5,095	3,239	14,212	10,186

Net income	$8,563	$5,487	$23,349	$17,122

Net income per common share, basic	$0.53	$0.34	$1.44	$1.01

Net income per common share, diluted	$0.51	$0.34	$1.40	$0.99

Dividends declared per common share	$0.06	$0.05	$0.17	$0.15

Average common shares outstanding, basic (000's)	16,226	16,059	16,191	16,999

Average common shares outstanding, diluted (000's)	16,728	16,301	16,637	17,310

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Nine Months Ended September 30, 2005 and September 30, 2004
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders’ Equity
Balance at December 31, 2003	$226	$354,054	$25,833	$(53,613)	$(16,179)	$(14,982)	$(250)	$295,089

Common stock earned by employees
in Employee Stock Ownership Plan	--	1,335	--	--	1,129	--	--	2,464
Amortization of awards under the
Management Recognition and
Retention Plan	--	83	--	--	--	2,046	--	2,129
Repurchase of common stock
(2,031,757 shares)	--	--	--	(44,687)	--	--	--	(44,687)
Dividends paid ($0.15 per common share)	--	--	(2,602)	--	--	--	--	(2,602)
Comprehensive income:
Net income	--	--	17,122	--	--	--	--	17,122
Change in additional minimum pension
liability, net of tax	--	--	--	--	--	--	452	452
Change in unrealized gain on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	(75)	(75)

Total comprehensive income	--	--	17,122	--	--	--	377	17,499

Balance at September 30, 2004	$226	$355,472	$40,353	$(98,300)	$(15,050)	$(12,936)	$127	$269,892

Balance at December 31, 2004	$226	$355,986	$46,263	$(98,254)	$(14,674)	$(12,229)	$(295)	$277,023

Common stock earned by employees
in Employee Stock Ownership Plan	--	1,737	--	--	1,129	--	--	2,866
Amortization of awards under the
Management Recognition and
Retention Plan	--	190	--	--	--	2,155	--	2,345
Treasury stock reissued under stock
option plan	--	(34)	--	149	--	--	--	115
Repurchase of common
stock (147,571 shares)	--	--	--	(3,566)	--	--	--	(3,566)
Dividends paid ($0.17 per common share)	--	--	(2,836)	--	--	--	--	(2,836)
Comprehensive income:
Net income	--	--	23,349	--	--	--	--	23,349
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	(739)	(739)

Total comprehensive income	--	--	23,349	--	--	--	(739)	22,610

Balance at September 30, 2005	$226	$357,879	$66,776	$(101,671)	$(13,545)	$(10,074)	$(1,034)	$298,557

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and September 30, 2004
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Reconciliation of net income to net cash provided by operating activities:
Net income	$23,349	$17,122
Adjustments to reconcile net income to net cash provided by
operating activities:
Net premium amortization of investment and mortgage-backed securities	436	270
Depreciation and amortization	2,707	2,127
Amortization of intangible assets	1,394	142
Accretion of discount on Federal Home Loan Bank advances	(191)	(21)
Employee Stock Ownership Plan expense	2,866	2,464
Management Recognition and Retention Plan expense	2,345	2,129
Amortization of premiums on net loans	2,857	6,373
Federal Home Loan Bank stock dividend	(1,937)	(1,003)
Deferred income tax expense (benefit)	487	(1,637)
Provision for loan losses	4,402	2,961
Proceeds from sales of loans held for sale	197,104	224,559
Originations and purchases of loans held for sale	(195,240)	(224,157)
Net (gain) loss on sales of:
Investment securities	(14)	(312)
Loans held for sale	(1,525)	(1,428)
Real estate owned	(49)	(90)
Premises and equipment	21	(4)
Changes in certain assets and liabilities:
Accrued interest receivable	(3,095)	(1,416)
Other assets	(706)	2,429
Accrued interest payable	620	(144)
Accrued expenses and other liabilities	371	(2,538)

Net cash provided by operating activities	36,202	27,826

Cash flows from investing activities:
Acquisition of United Nebraska Financial Co., net of cash acquired	--	(28,229)
Purchase of investment and mortgage-backed securities, available for sale	(3,460)	(11,979)
Proceeds from sale of investment and mortgage-backed securities, available for sale	3,230	13,842
Proceeds from maturities of investment securities, available for sale	15,255	4,590
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	12,987	5,078
Increase in loans receivable	(238,838)	(107,633)
Purchase of Federal Home Loan Bank stock	(1,522)	(7,106)
Sale of Federal Home Loan Bank stock	--	1,775
Additions to premises and equipment	(2,295)	(4,987)
Proceeds from sale of premises and equipment	133	--
Proceeds from sale of real estate owned	852	1,998

Net cash used in investing activities	(213,658)	(132,651)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Nine Months Ended September 30, 2005 and September 30, 2004
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Cash flows from financing activities:
Net increase in deposits	$68,695	$155,481
Net (repayment) advances on Federal Home Loan Bank line of credit
and short-term advances and other borrowings	(64,863)	25,185
Proceeds from Federal Home Loan Bank long-term advances and other borrowings	250,000	98,000
Repayments of Federal Home Loan Bank long-term advances and other borrowings	(70,435)	(122,996)
Proceeds from junior subordinated debentures	--	30,928
Net decrease in advances from borrowers for taxes, insurance and
other escrow funds	(7,371)	(6,489)
Repurchase of common stock	(3,566)	(44,687)
Dividends paid on common stock	(2,836)	(2,602)
Proceeds from the exercise of stock options	115	--

Net cash provided by financing activities	169,739	132,820

Net (decrease) increase in cash and cash equivalents	(7,717)	27,995
Cash and cash equivalents at beginning of period	70,030	34,901

Cash and cash equivalents at end of period	$62,313	$62,896

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$51,081	$33,583
Income taxes, net of refunds	$14,081	$9,149

Noncash investing activities:
Transfers from loans to real estate owned and other assets	$2,954	$2,761

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

        TierOne Corporation (“Company”) is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation is the holding company for TierOne Bank (“Bank”). At September 30, 2005, the Bank operated from 68 banking offices located in Nebraska, Iowa and Kansas and eight loan production offices located in Arizona, Colorado, Florida, Minnesota and North Carolina.

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

        The accompanying interim consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and September 30, 2004 have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results which may be expected for the entire calendar year 2005.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Significant Accounting Policies

        Allowance for Loan Losses. We have identified the evaluation of the allowance for loan losses as a critical accounting policy since these amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts could be reported under different, but reasonably plausible, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in:

•	Assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss);
•	Valuing the underlying collateral securing the loans;
•	Determining the appropriate reserve factor to be applied to specific risk levels for special mention loans and those adversely classified (substandard, doubtful and loss); and
•	Determining reserve factors for loans not classified.

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

        We have identified a single reporting unit for purposes of goodwill impairment testing. The impairment test is therefore performed on a consolidated basis. We perform our goodwill impairment analysis on an annual basis during the third quarter. Additional impairment analysis may be performed if circumstances or events occur which may have an impact on the fair value of our goodwill. Generally, fair value represents a multiple of earnings, or discounted projected cash flows. Potential impairment is indicated when the carrying value of the entity, including goodwill, exceeds it fair value. If potential for impairment exists, the fair value of the entity is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the entities goodwill. Impairment loss is recognized for any excess of the carrying value of the entity’s goodwill over the implied fair value. We performed our impairment analysis as of September 30, 2005 and concluded that no potential impairment of goodwill existed since the fair value of our goodwill exceeded its carrying value.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 — Earnings Per Share

        Basic and diluted earnings per share (“EPS”) data are based on the weighted average number of common shares outstanding during each reporting period. Employee Stock Ownership Plan (“ESOP”) shares and 2003 Management Recognition and Retention Plan (“MRRP”) shares not committed to be released are not considered to be outstanding for purposes of EPS calculations. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS is further adjusted for potential common shares that were dilutive and outstanding during the reporting periods. The Company’s potentially dilutive common shares at September 30, 2005 represent shares issuable under its 2003 Stock Option Plan and MRRP computed using the treasury stock method. All stock options awarded are assumed to be 100% vested for purposes of the EPS computations.

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$8,563	$8,563	$5,487	$5,487

Weighted average number of common shares outstanding used in basic earnings per share calculation (in 000's)	16,226	16,226	16,059	16,059

Common share equivalents - 2003 Stock Option Plan and 2003 Management Recognition and Retention Plan shares (in 000's)		502		242

Weighted average number of common shares outstanding used in diluted earnings per share calculation (in 000's)		16,728		16,301

Earnings per share	$0.53	$0.51	$0.34	$0.34

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$23,349	$23,349	$17,122	$17,122

Weighted average number of common shares outstanding used in basic earnings per share calculation (in 000's)	16,191	16,191	16,999	16,999

Common share equivalents - 2003 Stock Option Plan and 2003 Management Recognition and Retention Plan shares (in 000's)		446		311

Weighted average number of common shares outstanding used in diluted earnings per share calculation (in 000's)		16,637		17,310

Earnings per share	$1.44	$1.40	$1.01	$0.99

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Goodwill and Other Intangible Assets

        Goodwill had a net carrying amount of $42.3 million at September 30, 2005. This amount represents the excess price paid by the Company over the fair value of the tangible and intangible assets and liabilities assumed in the acquisition of UNFC on August 27, 2004. The Company evaluates goodwill for impairment annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. There have been no changes in the carrying amount of goodwill during the nine months ended September 30, 2005 due to impairment and we are not aware of any facts or circumstances that would indicate our carrying value exceeded fair value.

        The Company’s only identifiable other intangible asset is the value of core deposits acquired as part of the UNFC acquisition. The core deposit intangible has been estimated to have a 10-year life, with an accelerated rate of amortization.

        The changes in the net carrying amounts of other intangible assets for the three and nine months ended September 30, 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$10,942	$--	$11,877	$--
Additions	--	12,500	--	12,500
Amortization expense	(459)	(142)	(1,394)	(142)

Balance at end of period	$10,483	$12,358	$10,483	$12,358

        Estimated amortization expense for core deposit intangibles for the year ended December 31, 2005 and five years thereafter is as follows:

(Dollars in thousands)	Core Deposit Intangible
Estimated Amortization Expense
For the Year Ending:
December 31, 2005	$1,835
December 31, 2006	1,729
December 31, 2007	1,616
December 31, 2008	1,494
December 31, 2009	1,362
December 31, 2010	1,215

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 — Investment and Mortgage-Backed Securities

        The following table shows the composition of our investment and mortgage-backed securities portfolio at the dates indicated:

	September 30, 2005
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$114	$--	$--	$114

Available for sale:
Mortgage-backed securities	23,274	125	396	23,003
U.S. Government securities and agency obligations	75,992	--	1,229	74,763
Corporate securities	10,273	67	63	10,277
Municipal obligations	19,873	44	50	19,867
Agency equity securities	546	--	7	539
Asset Management Fund - ARM Fund	6,000	--	140	5,860

Total investment and mortgage-backed
securities, available for sale	$135,958	$236	$1,885	$134,309

	December 31, 2004
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$126	$--	$--	$126

Available for sale:
Mortgage-backed securities	36,286	234	345	36,175
U.S. Government securities and agency obligations	83,371	30	536	82,865
Corporate securities	11,532	216	34	11,714
Municipal obligations	23,434	36	42	23,428
Agency equity securities	3,763	61	1	3,823
Asset Management Fund - ARM Fund	6,000	--	73	5,927

Total investment and mortgage-backed
securities, available for sale	$164,386	$577	$1,031	$163,932

        Investment and mortgage-backed securities available for sale in a continuous loss position for 12 months or longer consisted of 59 securities with unrealized losses of $540,000 at September 30, 2005 as compared to one security with an unrealized loss of $73,000 at December 31, 2004. The unrealized losses on these securities resulted from increases in market interest rates and we do not deem the conditions that caused these losses to be other-than-temporary.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 — Loan Portfolio Composition

        The following table shows the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$414,697	11.84%	$418,270	13.54%
Second mortgage residential	180,660	5.16	255,222	8.26
Multi-family residential	179,781	5.13	142,454	4.61
Commercial real estate and land	623,043	17.80	597,114	19.33
Residential construction	889,172	25.40	601,075	19.46
Commercial construction	359,827	10.28	282,399	9.14
Agriculture	58,691	1.68	66,830	2.16

Total real estate loans	2,705,871	77.29	2,363,364	76.50

Business loans	163,608	4.67	142,675	4.62

Agriculture - operating	67,920	1.94	71,223	2.31

Warehouse mortgage lines of credit	155,418	4.44	132,928	4.30

Consumer loans:
Home equity	62,509	1.78	56,441	1.83
Home equity line of credit	145,588	4.16	142,725	4.62
Home improvement	71,697	2.05	73,386	2.37
Automobile	87,497	2.50	80,512	2.61
Other	40,900	1.17	25,956	0.84

Total consumer loans	408,191	11.66	379,020	12.27

Total loans	3,501,008	100.00%	3,089,210	100.00%

Unamortized premiums, discounts and
deferred loan fees	4,888		7,228
Undisbursed portion of construction and
land development loans in process	(620,009)		(441,452)

Net loans	2,885,887		2,654,986
Allowance for loan losses	(29,447)		(26,831)

Net loans after allowance for loan losses	$2,856,440		$2,628,155

(1) Includes loans held for sale	$11,617		$11,956

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 — Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses during the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Allowance for loan losses, beginning of period	$28,347	$20,886	$26,831	$19,586
Allowance for loan losses acquired from acquisition	--	4,221	--	4,221
Provision for loan losses	1,691	922	4,402	2,961
Charge-offs	(830)	(511)	(2,306)	(1,427)
Recoveries on loans previously charged-off	239	84	520	261

Allowance for loan losses, end of period	$29,447	$25,602	$29,447	$25,602

Allowance for loan losses as a
percentage of net loans	1.02%	1.05%	1.02%	1.05%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 — Nonperforming Assets

        The following table sets forth information with respect to nonperforming assets and troubled debt restructurings at the dates indicated. It is the Bank’s policy to cease accruing interest on loans 90 days or more past due and to charge off accrued interest. Total impaired loans amounted to approximately $10.8 million and $6.1 million at September 30, 2005 and December 31, 2004, respectively. There was an allowance for loan loss allocated to impaired loans of $732,000 and $464,000 at September 30, 2005 and December 31, 2004, respectively.

(Dollars in thousands)	September 30, 2005	December 31, 2004
Nonperforming loans:
One-to-four family residential	$1,902	$1,914
Second mortgage residential	515	739
Multi-family residential	5,619	2,374
Commercial real estate and land	969	707
Residential construction	2,367	2,256
Agriculture real estate	113	349
Business	394	771
Agriculture - operating	689	1
Consumer	1,189	1,121

Total nonperforming loans	13,757	10,232
Real estate owned, net (1)	2,533	382

Total nonperforming assets	16,290	10,614
Troubled debt restructurings	5,170	3,469

Total nonperforming assets and troubled debt restructurings	$21,460	$14,083

Total nonperforming loans as a percent of net loans	0.48%	0.39%

Total nonperforming assets as a percent of total assets	0.50%	0.35%

Total nonperforming assets and troubled debt restructurings
as a percent of total assets	0.66%	0.46%

Allowance for loan losses as a percent of net loans	1.02%	1.01%

Allowance for loan losses as a percent of nonperforming loans	214.05%	262.23%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 — Mortgage Servicing Rights

        Mortgage servicing rights are included in the Consolidated Statements of Financial Condition under the caption “Other Assets.” The activity of mortgage servicing rights during the periods presented is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$10,745	$10,117	$10,505	$8,705
Mortgage servicing rights capitalized	841	908	2,425	2,703
Mortgage servicing rights acquired from acquisition	--	402	--	402
Amortization expense	(778)	(628)	(2,119)	(2,179)
Valuation adjustment	74	(155)	71	1,013

Balance at end of period	$10,882	$10,644	$10,882	$10,644

        The valuation allowance on mortgage servicing rights is summarized in the following table for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$803	$500	$800	$1,668
Changes in mortgage servicing valuation reserve	(74)	155	(71)	(1,013)

Balance at end of period	$729	$655	$729	$655

        The following table compares the key assumptions used in measuring the fair values of mortgage servicing rights at September 30, 2005 and December 31, 2004:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Serviced loan portfolio balance	$1,180,789	$1,111,104
Fair value	$12,217	$11,503
Prepayment speed	8.82% - 35.82%	7.86% - 35.52%
Weighted average prepayment speed	16.26%	17.17%
Fair value with 10% adverse change	$11,727	$11,021
Fair value with 20% adverse change	$11,192	$10,528
Discount rate	9.50% - 15.00%	10.00% - 15.50%
Weighted average discount rate	11.30%	11.74%
Fair value with 10% adverse change	$11,937	$11,207
Fair value with 20% adverse change	$11,576	$10,867

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – Stock-Based Benefit Plans

        Management Recognition and Retention Plan. The Company has in effect the MRRP, which is a stock-based incentive plan. The following table summarizes shares of the Company’s common stock which were subject to award and have been granted pursuant to the MRRP:

September 30, 2005
Common shares authorized to be awarded by the Management Recognition
and Retention Plan	903,003
Common shares awarded by Management Recognition and Retention Plan	(797,350)
Common shares forfeited	--

Shares available for award at September 30, 2005	105,653

        The shares awarded by the MRRP vest to participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period and is based on the market value of the Company’s stock as of the date the awards were made. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in stockholders’ equity. Expense under the MRRP for the three and nine months ended September 30, 2005 was $718,000 and $2.2 million, respectively, compared to $682,000 and $2.0 million for the three and nine months ended September 30, 2004, respectively.

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

	September 30, 2005
	Options Outstanding	Remaining Contractual Life	Options Exercisable
Stock options issued and outstanding at an exercise price of $17.83	1,832,750	7.6 years	730,100
Stock options issued and outstanding at an exercise price of $22.40	45,000	9.1 years	--

Stock options outstanding, end of period	1,877,750	--	--

Stock options remaining for future grants	359,758

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

        Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, pro forma net income and pro forma EPS are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income (as reported)	$8,563	$5,487	$23,349	$17,122
Add: stock-based employee compensation
expense included in reported net income,
net of related tax effects	467	443	1,401	1,330
Deduct: total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(749)	(715)	(2,247)	(2,145)

Pro forma net income	$8,281	$5,215	$22,503	$16,307

Basic earnings per share (as reported)	$0.53	$0.34	$1.44	$1.01
Pro forma basic earnings per share	0.51	0.32	1.39	0.96
Diluted earnings per share (as reported)	0.51	0.34	1.40	0.99
Pro forma diluted earnings per share	0.50	0.32	1.36	0.95

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Deposits

The following table shows the composition of the Bank’s deposits by type at the dates indicated:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$117,834	--%	$112,216
Savings	0.58	61,632	0.65	79,546
Interest-bearing checking	0.97	390,425	0.67	414,093
Money market	1.67	288,778	1.09	291,111

Total transaction accounts	1.04	858,669	0.72	896,966

Time deposits:
0.00% to 2.99%		234,302		589,373
3.00% to 4.99%		832,960		364,400
5.00% to 6.99%		7,525		14,022

Total time deposits	3.43	1,074,787	2.77	967,795

Total deposits	2.37%	$1,933,456	1.79%	$1,864,761

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 13 – Federal Home Loan Bank Advances and Other Borrowings

        At September 30, 2005 and December 31, 2004, the Company was indebted on notes as shown in the following table:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Permanent fixed-rate notes payable to
the Federal Home Loan Bank	$68,358	$83,819
Convertible fixed-rate notes payable to
the Federal Home Loan Bank	620,880	426,045
Line of credit with the
Federal Home Loan Bank	185,200	261,200
Adjustable-rate note payable to the
Federal Home Loan Bank	10,000	10,000
Retail repurchase agreements	33,811	22,674
Junior subordinated debentures	37,928	37,928

Total Federal Home Loan Bank
advances and other borrowings	$956,177	$841,666

Weighted average interest rate	3.84%	3.25%

        The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the Federal Home Loan Bank (“FHLB”). The line of credit with the FHLB expires in November 2005. The Company expects the line of credit agreement with the FHLB will be renewed in the ordinary course of business.

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

Forward-Looking Statements

        Statements contained in this quarterly report on Form 10-Q which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Factors which could result in material variations include, but are not limited to:

•	Changes in interest rates or other competitive factors which could affect net interest margin, net interest income and noninterest income;

•	Changes in demand for loans, deposits and other financial services in the Company's market area;

•	Unanticipated issues impacting the Company's judgments with respect to future loan losses;

•	Changes in asset quality and general economic conditions;

•	Unanticipated issues associated with the execution of the Company's strategic plan;

•	Changes in the regulatory environment;

•	Unanticipated issues relating to the construction of the Company's new banking offices in Omaha and Hastings, Nebraska; and

•	Other factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time.

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

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Assets

        General. Our total assets were $3.2 billion at September 30, 2005, a $198.2 million, or 6.5%, increase compared to $3.0 billion at December 31, 2004. We continue to focus our efforts on attracting loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity while seeking to maintain a loan portfolio with a high level of asset quality.

        Investment Securities. Our available for sale investment securities totaled $111.3 million at September 30, 2005, a $16.5 million, or 12.9%, decrease compared to $127.8 million at December 31, 2004. The decrease in our available for sale investment securities was primarily due to $18.5 million in proceeds received from maturing and sold investment securities partially offset by the purchase of $3.5 million of investment securities. Our mortgage-backed securities, all of which are recorded as available for sale, amounted to $23.0 million at September 30, 2005, a $13.2 million, or 36.4%, decrease compared to $36.2 million at December 31, 2004. The decrease in our mortgage-backed securities was primarily the result of $12.9 million of principal payments received during the nine months ended September 30, 2005.

        Loans Receivable. Net loans (after allowance for loan losses) totaled $2.9 billion at September 30, 2005, a $228.3 million, or 8.7%, increase compared to December 31, 2004. This increase was primarily attributable to increased originations and/or purchases in our residential construction, commercial construction, warehouse mortgage lines of credit and commercial real estate and land loan portfolios partially offset by a decline in our second mortgage residential loan portfolio. Residential construction loans totaled $889.2 million at September 30, 2005, a $288.1 million, or 47.9%, increase compared to $601.1 million at December 31, 2004. As part of our above described strategy, we have increased our portfolio of residential construction loans since these loans historically have provided relatively higher yields, shorter terms to maturity and additional loan fee income. During the nine months ended September 30, 2005, we originated $429.1 million and purchased through correspondents $463.8 million of residential construction loans which were partially offset by $605.9 million of payoffs. Commercial real estate and land loans amounted to $623.0 million at September 30, 2005, a $25.9 million, or 4.3%, increase compared to $597.1 million at December 31, 2004. Commercial construction loans increased $77.4 million, or 27.4%, to $359.8 million at September 30, 2005 compared to $282.4 million at December 31, 2004. The increase was primarily attributable to increased origination of commercial construction loans in our primary lending market area (Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota and North Carolina). Multi-family residential loans totaled $179.8 million at September 30, 2005, an increase of $37.3 million, or 26.2%, compared to $142.5 million at December 31, 2004. The increase in multi-family residential loans is primarily attributable to adjustable-rate loan purchases of $55.1 million during the nine months ended September 30, 2005. Warehouse mortgage lines of credit increased $22.5 million, or 16.9%, to $155.4 million at September 30, 2005 compared to $132.9 million at December 31, 2004. The increase in warehouse mortgage lines of credit was primarily attributable to increased residential mortgage lending activity. Second mortgage residential loans totaled $180.7 million at September 30, 2005, a $74.6 million, or 29.2%, decrease compared to $255.2 million at December 31, 2004. The decrease in our second mortgage residential loans at September 30, 2005 was primarily attributable to principal payments and prepayments.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        The Bank’s focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity, as well as our expanded loan origination capabilities, contributed to $1.3 billion of gross loan originations, exclusive of warehouse mortgage lines of credit and loan purchases, for the nine months ended September 30, 2005. Gross originations do not directly correlate to net loans due to timing of construction loan advances, repayments and undisbursed lines of credit but reflect in part future loan commitments.

        Allowance for Loan Losses. Our allowance for loan losses increased $2.6 million, or 9.7%, to $29.4 million at September 30, 2005 compared to $26.8 million at December 31, 2004. Charge-offs, net of recoveries, were $1.8 million during the nine months ended September 30, 2005, an increase of $620,000, or 53.2%, compared to $1.2 million for the nine months ended September 30, 2004. The increase was primarily the result of a charge-off during the three months ended June 30, 2005 of a multi-family residential loan acquired in the United Nebraska Financial Co. (“UNFC”) transaction. Our ratio of the allowance for loan losses to net loans was 1.02% and 1.01% at September 30, 2005 and December 31, 2004, respectively.

        Goodwill and Other Intangible Assets. Our goodwill at September 30, 2005 was $42.3 million and relates to our acquisition of UNFC in 2004. Other intangible assets totaled $10.5 million at September 30, 2005, a decrease of $1.4 million, or 11.7%, compared to $11.9 million at December 31, 2004 and relates to the core deposits recorded as a result of the UNFC acquisition. The decrease was attributable to amortization during the nine months ended September 30, 2005.

        Other Assets. Our other assets increased $3.3 million, or 14.2%, to $26.9 million at September 30, 2005 compared to $23.6 million at December 31, 2004. At September 30, 2005, the largest item recorded in other assets was mortgage servicing assets of $10.9 million. The remainder consisted of prepaid expenses, miscellaneous receivables and other miscellaneous assets.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $2.9 billion at September 30, 2005, a $176.7 million, or 6.4%, increase compared to December 31, 2004. We utilized Federal Home Loan Bank (“FHLB”) advances and other borrowings and deposits to fund increased lending activities.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Deposits. Our total deposits increased by $68.7 million, or 3.7%, to $1.9 billion at September 30, 2005. The increase in deposits was attributable to a $115.3 million increase in retail deposits which was partially offset by a $46.6 million decline in brokered time deposits. Time deposits increased $107.0 million, or 11.1%, to $1.1 billion at September 30, 2005 compared to $967.8 million at December 31, 2004. Our retail generated time deposits increased $153.6 million at September 30, 2005 compared to December 31, 2004 which was partially offset by a $46.6 million decline in brokered time deposits. The increase in our time deposits was primarily the result of marketing promotions held during the nine months ended September 30, 2005 to attract new deposit accounts and establish new customer relationships. The weighted average rate of our time deposits was 3.43% at September 30, 2005 compared to 2.77% at December 31, 2004. Our transaction accounts totaled $858.7 million at September 30, 2005, a decrease of $38.3 million, or 4.3%, compared to $897.0 million at December 31, 2004. The decrease in our transaction accounts was primarily the result of customer migration to time deposit accounts due to a rising interest rate environment. Brokered time deposits (included in our time deposits) amounted to $78.0 million at September 30, 2005, a decrease of $46.6 million, or 37.4% compared to $124.6 million at December 31, 2004. Brokered time deposits maturing during the nine months ended September 30, 2005 totaled $123.8 million which were partially offset by the purchase of $77.6 million of brokered time deposits. We utilize brokered time deposits as an additional funding source for loan origination and purchase activity.

        FHLB Advances and Other Borrowings. Our FHLB advances and other borrowings amounted to $956.2 million at September 30, 2005, a $114.5 million, or 13.6%, increase compared to $841.7 million at December 31, 2004. The increase in FHLB advances and other borrowings at September 30, 2005 was primarily attributable to borrowing an additional $250.0 million of convertible fixed-rate advances from the FHLB partially offset by the repayment of $70.4 million of FHLB advances and a $44.3 million reduction in our outstanding line of credit with the FHLB. We have utilized FHLB advances to augment deposits as a funding source for loan origination and purchase activity. Our outstanding line of credit with the FHLB was $185.2 million at September 30, 2005 compared to $261.2 million at December 31, 2004. The weighted average interest rate on our FHLB advances and other borrowings was 3.84% at September 30, 2005, an increase of 59 basis points compared to 3.25% at December 31, 2004. The increase in the weighted average interest rate on our FHLB advances and other borrowings was primarily attributable to rising interest rates.

        Stockholders’ Equity. At September 30, 2005, stockholders’ equity totaled $298.6 million, an increase of $21.5 million, or 7.8%, from December 31, 2004. The increase in stockholders’ equity primarily reflects net income of $23.3 million during the nine months ended September 30, 2005, $2.9 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”) and $2.3 million related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”). These increases were partially offset by the purchase of 147,571 shares of common stock at a cost of $3.6 million and $2.8 million in cash dividends paid to the Company’s stockholders. The Company paid cash dividends of $0.05 per common share on March 31, 2005 to shareholders of record on March 15, 2005 and $0.06 per common share on June 30, 2005 and September 30, 2005 to shareholders of record on June 15, 2005 and September 15, 2005, respectively.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        On July 27, 2004, the Company announced that the Board of Directors had authorized the repurchase of up to 1,828,581 shares of the Company’s outstanding common stock. There is no stated expiration date for this authorization. During the three and nine months ended September 30, 2005, the Company repurchased 282 and 147,571 shares, respectively, of its common stock. At September 30, 2005, the total remaining common stock repurchase authority is 1,681,010 shares. For further discussion regarding the Company’s common stock repurchases, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2005 and September 30, 2004

        Net Income. Net income for the three months ended September 30, 2005 was $8.6 million, or $0.51 per diluted share ($0.53 per basic share), compared to net income of $5.5 million, or $0.34 per diluted and basic share, for the three months ended September 30, 2004. Net income for the nine months ended September 30, 2005 was $23.3 million, or $1.40 per diluted share ($1.44 per basic share), compared to net income of $17.1 million, or $0.99 per diluted share ($1.01 per basic share), for the nine months ended September 30, 2004.

        Net Interest Income. Net interest income is the principal source of earnings for the Company, and consists primarily of interest income on loans receivable and investment and mortgage-backed securities, offset by interest expense on deposits and borrowed funds. Net interest income is determined by interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and also by the amount of interest-earning assets relative to interest-bearing liabilities. Generally, we are able to increase our net interest income at a faster pace when the spread between short-term and long-term U.S. Treasury rates is positive, due to funding costs being more directly tied to shorter-term rates, while loan rates are tied to intermediate to longer-term rates. Net interest income before provision for loan losses was $26.7 million for the three months ended September 30, 2005, an increase of $7.8 million, or 41.5%, compared to $18.9 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, our net interest income totaled $76.7 million, an increase of $23.0 million, or 42.8%, compared to $53.7 million for the nine months ended September 30, 2004. The increases in net interest income were attributable to the continued growth of our loan portfolio and increased average yields on interest-earning assets, primarily loans receivable.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Our average interest rate spread for the three months ended September 30, 2005 and September 30, 2004 was 3.29% and 3.00%, respectively. Our average interest rate spread increased to 3.29% for the nine months ended September 30, 2005 compared to 2.95% for the nine months ended September 30, 2004. The average yield on interest-earning assets for the three months ended September 30, 2005 was 6.14%, a 77 basis point increase compared to 5.37% for the three months ended September 30, 2004. The average yield on interest-earning assets for the nine months ended September 30, 2005 was 5.90% compared to 5.27% for the nine months ended September 30, 2004, an increase of 63 basis points. Our net interest margin (net interest income divided by average interest-earning assets) for the three and nine month periods ended September 30, 2005 was 3.55% and 3.52%, respectively, compared to 3.25% for both the three and nine month periods ended September 30, 2004, respectively. The increase in our average interest rate spread and net interest margin was primarily due to an increase in the average balance and average yield of interest-earning assets. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 109.95% and 110.07% for the three and nine months ended September 30, 2005, respectively, compared to 112.06% and 114.97% for the three and nine months ended September 30, 2004, respectively. These declines resulted primarily from recognition of goodwill associated with the UNFC acquisition and funding of the Company’s stock repurchase program.

        Interest Income. Our total interest income for the three months ended September 30, 2005 was $46.2 million, a $15.1 million, or 48.5%, increase compared to $31.1 million for the three months ended September 30, 2004. Interest income on loans receivable totaled $44.2 million for the three months ended September 30, 2005, an increase of $14.5 million, or 48.6%, compared to $29.7 million for the three months ended September 30, 2004. The average balance of loans receivable during the three months ended September 30, 2005 was $2.8 billion, an increase of $637.1 million, or 29.3%, compared to $2.2 billion for the three months ended September 30, 2004. The average yield earned on the loan portfolio was 6.29% and 5.47% for the three months ended September 30, 2005 and September 30, 2004, respectively.

        For the nine months ended September 30, 2005 our interest income totaled $128.4 million, a $41.3 million, or 47.3%, increase compared to $87.2 million for the nine months ended September 30, 2004. The average balance of loans receivable totaled $2.7 billion for the nine months ended September 30, 2005, an increase of $602.2 million, or 28.7%, compared to $2.1 billion for the nine months ended September 30, 2004. The average yield earned on the loan portfolio was 6.04% and 5.34% for the nine months ended September 30, 2005 and September 30, 2004, respectively.

        The increase in interest income for the three and nine month periods ended September 30, 2005 was primarily attributable to increases in the average balances of loans receivable and average yield earned on the loan portfolio. The increase in the average balance of loans receivable was the result of loans acquired from the UNFC acquisition and our loan origination and purchase activities. The increase in the average yield earned on loans receivable was the result of our strategy to sustain our loan portfolio holdings of loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Interest Expense. Our total interest expense for the three months ended September 30, 2005 was $19.5 million, a $7.3 million, or 59.2%, increase compared to $12.3 million for the three months ended September 30, 2004. Interest expense on deposits totaled $10.9 million for the three months ended September 30, 2005, an increase of $4.0 million, or 57.5%, compared to $6.9 million for the three months ended September 30, 2004. The average balance of interest-bearing deposits totaled $1.8 billion for the three months ended September 30, 2005, an increase of $385.2 million, or 26.8%, compared to $1.4 billion for the three months ended September 30, 2004. The average rate paid on interest-bearing deposits was 2.40% for the three months ended September 30, 2005 compared to 1.93% for the three months ended September 30, 2004. Interest expense on FHLB advances and other borrowings increased $3.3 million, or 61.5%, to $8.6 million for the three months ended September 30, 2005 compared to $5.3 million for the three months ended September 30, 2004. The average balance of our FHLB advances and other borrowings increased $283.7 million, or 44.8%, to $917.0 million for the three months ended September 30, 2005 compared to $633.2 million for the three months ended September 30, 2004. The average rate paid on our FHLB advances and other borrowings was 3.75% and 3.37% for the three months ended September 30, 2005 and September 30, 2004, respectively.

        Our total interest expense for the nine months ended September 30, 2005 totaled $51.7 million, an $18.3 million, or 54.6%, increase compared to $33.4 million for the nine months ended September 30, 2004. Interest expense on deposits amounted to $29.7 million for the nine months ended September 30, 2005, an increase of $11.3 million, or 61.1%, compared to $18.5 million for the nine months ended September 30, 2004. The average balance of interest-bearing deposits totaled $1.8 billion for the nine months ended September 30, 2005, an increase of $520.1 million, or 40.0%, compared to $1.3 billion for the nine months ended September 30, 2004. The average rate paid on interest-bearing deposits was 2.18% for the nine months ended September 30, 2005 compared to 1.89% for the nine months ended September 30, 2004. Interest expense on FHLB advances and other borrowings totaled $22.0 million for the nine months ended September 30, 2005, an increase of $7.0 million, or 46.6%, compared to $15.0 million for the nine months ended September 30, 2004. The average balance of our FHLB advances and other borrowings totaled $816.8 million for the nine months ended September 30, 2005, an increase of $200.0 million, or 32.4%, compared to $616.8 million for the nine months ended September 30, 2004. The average rate paid on our FHLB advances and other borrowings was 3.59% and 3.24% for the nine months ended September 30, 2005 and September 30, 2004, respectively.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        The principle reason for the increase in interest expense for the three and nine month periods ended September 30, 2005 when compared to the same periods in 2004 was the increase in the average balance of interest-bearing deposits which was primarily attributable to deposits acquired in the UNFC transaction. Additionally, the increase in interest expense was also attributable to an increase in the average balance of FHLB advances and other borrowings and rising interest rates.

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

	Three Months Ended September 30,
	2005			2004
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$--	$--	--%	$8,709	$31	1.42%
Investment securities (1)	170,991	1,766	4.13	111,670	1,142	4.09
Mortgage-backed securities (1)	25,790	235	3.64	21,802	201	3.69
Loans receivable (2)	2,813,000	44,208	6.29	2,175,880	29,741	5.47

Total interest-earning assets	3,009,781	46,209	6.14%	2,318,061	31,115	5.37%
Noninterest-earning assets	193,769			139,357

Total assets	$3,203,550			$2,457,418

Interest-bearing liabilities:
Interest-bearing checking accounts	$367,277	$680	0.74%	$327,391	$634	0.77%
Savings accounts	65,710	96	0.58	44,938	127	1.13
Money market accounts	317,998	1,333	1.68	272,845	667	0.98
Time deposits	1,069,554	8,800	3.29	790,131	5,498	2.78

Total interest-bearing deposits	1,820,539	10,909	2.40	1,435,305	6,926	1.93
Federal Home Loan Bank
advances and other borrowings	916,955	8,604	3.75	633,219	5,329	3.37

Total interest-bearing liabilities	2,737,494	19,513	2.85%	2,068,524	12,255	2.37%
Noninterest-bearing accounts	110,838			74,299
Other liabilities	61,252			49,482

Total liabilities	2,909,584			2,192,305
Stockholders’ equity	293,966			265,113

Total liabilities and stockholders’ equity	$3,203,550			$2,457,418

Net interest-earning assets	$272,287			$249,537
Net interest income; average
interest rate spread		$26,696	3.29%		$18,860	3.00%
Net interest margin (3)			3.55%			3.25%
Average interest-earning assets to average
interest-bearing liabilities			109.95%			112.06%

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

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

	Nine Months Ended September 30,
	2005			2004
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$--	$--	--%	$2,924	$31	1.42%
Investment securities (1)	175,096	5,303	4.04	89,149	2,727	4.08
Mortgage-backed securities (1)	30,114	828	3.67	16,871	446	3.52
Loans receivable (2)	2,698,221	122,303	6.04	2,096,027	83,978	5.34

Total interest-earning assets	2,903,431	128,434	5.90%	2,204,971	87,182	5.27%
Noninterest-earning assets	194,639	106,526

Total assets	$3,098,070			$2,311,497

Interest-bearing liabilities:
Interest-bearing checking accounts	$385,612	$1,992	0.69%	$308,005	$1,785	0.77%
Savings accounts	71,849	323	0.60	28,947	160	0.74
Money market accounts	314,424	3,510	1.49	267,007	1,915	0.96
Time deposits	1,049,236	23,915	3.04	697,044	14,598	2.79

Total interest-bearing deposits	1,821,121	29,740	2.18	1,301,003	18,458	1.89
Federal Home Loan Bank
advances and other borrowings	816,754	21,961	3.59	616,787	14,981	3.24

Total interest-bearing liabilities	2,637,875	51,701	2.61%	1,917,790	33,439	2.32%
Noninterest-bearing accounts	111,491			58,374
Other liabilities	62,099			54,211

Total liabilities	2,811,465			2,030,375
Stockholders’ equity	286,605			281,122

Total liabilities and stockholders’ equity	$3,098,070			$2,311,497

Net interest-earning assets	$265,556			$287,181
Net interest income; average
interest rate spread		$76,733	3.29%		$53,743	2.95%
Net interest margin (3)			3.52%			3.25%
Average interest-earning assets to average
interest-bearing liabilities			110.07%			114.97%

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

	Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004			Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Federal funds sold	$(15)	$(16)	$(31)	$(15)	$(16)	$(31)
Investment securities	11	613	624	(27)	2,603	2,576
Mortgage-backed securities	(3)	37	34	20	362	382
Loans receivable (1)	4,899	9,568	14,467	12,008	26,317	38,325

Total interest income	4,892	10,202	15,094	11,986	29,266	41,252

Interest expense:
Interest-bearing checking accounts	(26)	72	46	(201)	408	207
Savings accounts	(76)	45	(31)	(35)	198	163
Money market accounts	540	126	666	1,207	388	1,595
Time deposits	1,128	2,174	3,302	1,403	7,914	9,317

Total deposits	1,566	2,417	3,983	2,374	8,908	11,282
Federal Home Loan Bank advances
and other borrowings	659	2,616	3,275	1,744	5,236	6,980

Total interest expense	2,225	5,033	7,258	4,118	14,144	18,262

Net change in net interest income	$2,667	$5,169	$7,836	$7,868	$15,122	$22,990

(1) Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Provision for Loan Losses. We made a provision for loan losses of $1.7 million for the three months ended September 30, 2005 compared to $922,000 for the three months ended September 30, 2004, an increase of $769,000, or 83.4%. For the nine months ended September 30, 2005 our provision for loan losses totaled $4.4 million, an increase of $1.4 million, or 48.7%, compared to $3.0 million for the nine months ended September 30, 2004. We have made provisions in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at the relevant date. At September 30, 2005, our total nonperforming loans amounted to $13.8 million, or 0.48% of net loans, compared to $10.2 million, or 0.39% of net loans, at December 31, 2004. Our nonperforming assets totaled $16.3 million, or 0.50%, of total assets at September 30, 2005, compared to $10.6 million, or 0.35%, of total assets at December 31, 2004. The increase in nonperforming loans and nonperforming assets is primarily attributable to payment defaults on $5.6 million of seasoned loans for tax-advantaged affordable housing units. During the three months ended September 30, 2005 and September 30, 2004, we charged-off, net of recoveries, $591,000 and $427,000, respectively. During the nine months ended September 30, 2005 and September 30, 2004, we charged-off, net of recoveries, $1.8 million and $1.2 million, respectively. Charge-offs during the nine months ended September 30, 2005 consisted primarily of one multi-family residential loan acquired in the UNFC transaction combined with automobile and other consumer-related loans. At September 30, 2005, December 31, 2004 and September 30, 2004, our allowance for loan losses amounted to 1.02%, 1.01% and 1.05%, respectively, of net loans.

        Noninterest Income. Noninterest income for the three months ended September 30, 2005 was $6.6 million, a $1.3 million, or 24.8%, increase compared to $5.3 million for the three months ended September 30, 2004. Noninterest income for the three months ended September 30, 2005 included a $769,000 increase in deposit fees, a $232,000 increase in non-deposit and lending-related fees, a $74,000 recapture of previous mortgage servicing rights (“MSR”) impairments rather than a $150,000 MSR impairment recorded during the three months ended September 30, 2004 and a $145,000 net gain on loans held for sale. These increases were partially offset by a $149,000 increase in MSR amortizations.

        For the nine months ended September 30, 2005, total noninterest income was $18.9 million, a $1.9 million, or 11.1%, increase compared to $17.0 million for the nine months ended September 30, 2004. The increase was primarily attributable to increases of $2.5 million in deposit fees and $1.7 million in non-deposit and lending-related fees. These increases were partially offset by a $1.5 million reduction in other operating income due primarily to a one-time gain in early 2004 associated with the Bank’s merger of its defined benefit pension plan with an unrelated third party plan and a $947,000 reduction in recapture of previous MSR impairments.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        Noninterest Expense. Our noninterest expense increased by $3.4 million, or 23.8%, to $18.0 million for the three months ended September 30, 2005 compared to $14.5 million for the three months ended September 30, 2004. The increase in noninterest expense resulted primarily from a $1.5 million increase in employee compensation and benefits expense, a $1.3 million increase in other operating expenses and a $475,000 increase in occupancy expense. In large part, the increase in noninterest expense was attributable to the Company’s August 2004 acquisition of UNFC.

        Our noninterest expense increased by $13.2 million, or 32.6%, to $53.7 million for the nine months ended September 30, 2005 compared to $40.5 million for the nine months ended September 30, 2004. The increase was primarily the result of a $6.3 million increase in employee compensation and benefits expense, a $4.6 million increase in other operating expenses, a $1.6 million increase in occupancy expense and a $726,000 increase in advertising expense. The increase in noninterest expense for the nine months ended September 30, 2005 was primarily the result of expenses incurred as a result of the UNFC acquisition.

        Income Tax Expense. Our income tax expense increased by $1.9 million, or 57.3%, to $5.1 million for the three months ended September 30, 2005 compared to $3.2 million for the same period in 2004. For the nine months ended September 30, 2005 our income tax expense totaled $14.2 million, an increase of $4.0 million, or 39.5%, compared to $10.2 million for the nine months ended September 30, 2004. The increase in income tax expense for the three and nine months ended September 30, 2005 compared to the same periods in 2004 was primarily due to an increase in net income and an increase in our effective income tax rate. The effective income tax rate for the three months ended September 30, 2005 was 37.3% compared to 37.1% for the three months ended September 30, 2004. Our effective income tax rate for the nine months ended September 30, 2005 was 37.8% compared to 37.3% for the nine months ended September 30, 2004.

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

        We use our liquidity to fund existing and future loan commitments, maturing time deposits and demand deposit withdrawals to invest in other interest-earning assets and to meet operating expenses. At September 30, 2005, we had time deposits maturing within the next 12 months totaling $785.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be redeposited with us.

        In addition to cash flow from loan and securities payments and prepayments, we have additional borrowing capacity available to fund our asset growth. We continue to utilize borrowings to complement deposits as a source of funds. The average balance of our FHLB advances and other borrowings was $917.0 million and $633.2 million for the three months ended September 30, 2005 and September 30, 2004, respectively. The average balance of our FHLB advances and other borrowings was $816.8 million and $616.8 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. To date, substantially all of our borrowings have consisted of advances from the FHLB, of which we are a member. Pursuant to blanket collateral agreements with the FHLB, the Bank pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for such advances. Additional collateral is available if further borrowings are required.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

        We use our liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2005, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at September 30, 2005	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
Federal Home Loan Bank advances
and other borrowings	$956,177	$306,014	$42,012	$80,311	$527,840
Recourse obligations on assets	14,986	14,986	--	--	--
Purchase investment securities	1,452	1,452	--	--	--
Annual rental commitments under non-
cancellable operating leases	4,058	798	1,231	665	1,364

Total contractual obligations	$976,673	$323,250	$43,243	$80,976	$529,204

Lending commitments:
Commitments to originate loans	$161,326	$161,326	$--	$--	$--
Commitments to sell loans	(41,795)	(41,795)	--	--	--
Commitments to purchase loans	34,984	34,984	--	--	--
Undisbursed portion of construction and
land development loans in process	620,009	620,009	--	--	--
Standby letters of credit	1,966	1,966	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	348,083	348,083	--	--	--
Business loans	145,135	145,135	--	--	--
Consumer loans	129,602	129,602	--	--	--

Total lending commitments and
unused lines of credit	$1,399,310	$1,399,310	$--	$--	$--

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

        We have not used any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At September 30, 2005, the maximum total dollar amount of such recourse was approximately $15.0 million. Based on historical experience, at September 30, 2005, we had established a liability of $738,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities.

Regulatory Capital

        At September 30, 2005, the Bank’s regulatory capital exceeded regulatory limits set by the Office of Thrift Supervision. The current regulatory requirements and the Bank’s actual levels at September 30, 2005 are set forth in the following table:

	Required Capital		Actual Capital		Excess Capital
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital	$47,862	1.50%	$260,461	8.16%	$212,599	6.66%
Tier 1 (core) capital	127,631	4.00%	260,461	8.16%	132,830	4.16%
Total risk-based capital	221,037	8.00%	289,908	10.49%	68,871	2.49%

        The Bank remains classified as a “well capitalized” financial institution under Federal regulatory guidelines.

TierOne Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Operating Ratios

        Selected operating and other ratios (annualized where appropriate) at or for the three and nine months ended September 30, 2005 and September 30, 2004 are presented in the following table:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2005	2004	2005	2004
Selected Operating Ratios:
Average yield on interest-earning assets	6.14%	5.37%	5.90%	5.27%
Average rate on interest-bearing liabilities	2.85	2.37	2.61	2.32
Average interest rate spread	3.29	3.00	3.29	2.95
Net interest margin	3.55	3.25	3.52	3.25
Average interest-earning assets to average
interest-bearing liabilities	109.95	112.06	110.07	114.97
Net interest income after provision for loan
losses to noninterest expense	139.30	123.68	134.73	125.38
Total noninterest expense to average assets	2.24	2.36	2.31	2.34
Efficiency ratio (1)	52.53	59.47	54.67	57.03
Return on average assets	1.07	0.89	1.00	0.99
Return on average equity	11.65	8.28	10.86	8.12
Average equity to average assets	9.18	10.79	9.25	12.16
Return on tangible equity (2)	13.98	8.83	13.12	8.28
Other Ratios:
Nonperforming loans as a percent of net loans	0.48	0.24	0.48	0.24
Nonperfoming assets as a percent of total assets	0.50	0.26	0.50	0.26
Allowance for loan losses as a percent of
nonperforming loans	214.05	443.56	214.05	443.56
Allowance for loan losses as a percent of net loans	1.02	1.05	1.02	1.05

(1) Efficiency ratio is calculated as total noninterest expense, less amortization expense of intangible assets, as a percentage of the sum of net interest income and noninterest income.
(2) Return on tangible equity is calculated as annualized net income as a percentage of average stockholders’
equity adjusted for goodwill and other intangible assets.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

        There have been no substantive changes with respect to legal proceedings during the three and nine months ended September 30, 2005. Disclosures regarding legal proceedings are incorporated by reference to Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

        The following table details the Company’s purchases of common stock during the three months ended September 30, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
July 2005
Beginning Date - July 1, 2005
Ending Date - July 31, 2005	282	$28.14	282	1,681,010
August 2005
Beginning Date - August 1, 2005
Ending Date - August 31, 2005	--	--	--	1,681,010
September 2005
Beginning Date - September 1, 2005
Ending Date - September 30, 2005	--	--	--	1,681,010

Total shares purchased during the three months ended September 30, 2005	282	$28.14

* Information related to the Company’s publicly announced plan authorizing purchases of its common stock during the three months ended September 30, 2005, is as follows:

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

TIERONE CORPORATION
Date: November 4, 2005	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: November 4, 2005	By:/s/ Eugene B. Witkowicz
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