Form 10-K
period 2005-12-31
TIERONE CORP
filed 2006-03-10
CIK 1170605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]       Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission File Number: 005-78774

TierOne Corporation
(Exact name of registrant as specified in its charter)
Wisconsin	04-3638672
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification Number)

Registrant’s Address: 1235 N Street, Lincoln, Nebraska 68508
Registrant’s Telephone Number, including area code: (402) 475-0521
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class —Common Stock, Par Value $0.01 Per Share

Indicate whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  |X|  NO  |  |

Indicate if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES  |  |  NO  |X|

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  |X|  NO  |  |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |  |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer  |  |  Accelerated filer  |X|   Non-accelerated filer  |  |

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  |  |  NO  |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $492,179,492 as of June 30, 2005. As of March 8, 2006, there were 18,152,773 issued and outstanding shares of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held May 17, 2006 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

TierOne Corporation

Form 10-K Index

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Statements contained in this Annual Report on Form 10-K and the accompanying 2005 Annual Report which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. In addition to the risk factors described in Item 1A. of this Annual Report on Form 10-K, factors which could result in material variations include, but are not limited to:

•	Strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations;

•	Changes in interest rates or other competitive factors which could affect net interest margins, net interest income and noninterest income;

•	Changes in demand for loans, deposits and other financial services in the Company's market area;

•	Increases in the levels of losses, customer bankruptcies, claims and assessments;

•	Unanticipated issues associated with the execution of the Company’s strategic plan;

•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;

•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	Changes in accounting policies or procedures as may be required by various regulatory agencies;

•	Changes in consumer spending and saving habits; and

•	Other factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time.

        These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K, including these forward-looking statements, to reflect events or circumstances that occur after the date of the filing of this Annual Report on Form 10-K and the accompanying 2005 Annual Report.

Part I

        As used in this report, unless the context otherwise requires, the terms “we,” “us,” or “our” refer to TierOne Corporation and its wholly owned subsidiary, TierOne Bank.

Item 1. Business

General

        TierOne Corporation (“Company”) is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation is the holding company for TierOne Bank (“Bank”). The Bank has two wholly owned subsidiaries, TMS Corporation of the Americas (“TMS”) and United Farm & Ranch Management, Inc. (“UFARM”). TMS is the holding company of TierOne Investments and Insurance, Inc., a wholly owned subsidiary that administers the sale of securities and insurance products, and TierOne Reinsurance Company, a wholly owned subsidiary that reinsures credit life and disability insurance policies. UFARM provides agricultural customers with professional farm and ranch management and real estate brokerage services.

        The assets of the Company, on an unconsolidated basis, primarily consist of 100% of the Bank’s common stock. The Company has no significant independent source of income and therefore depends on cash distributions from the Bank to meet its funding requirements.

        Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, noninterest income, noninterest expense and income tax expense. Noninterest income generally includes fees and service charges, debit card fees, net income from real estate operations, net gain on sales of investment securities, loans held for sale and real estate owned and other operating income. Noninterest expense consists of salaries and employee benefits, occupancy(net), data processing, advertising and other operating expense. Our earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

Market Area and Competition

        We are a regional community bank offering a variety of financial products and services to meet the needs of the customers we serve. Our deposit gathering is concentrated in the communities surrounding our 68 banking offices located in Nebraska, seven counties in southwest Iowa and two counties in northern Kansas (“Primary Banking Market Area”). In addition to loans generated through our banking offices, our lending efforts have been expanded to include nine loan production offices located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina whose sole purpose is to originate commercial real estate and land and/or construction loans in their respective states.

        We face significant competition, both in generating loans as well as in attracting deposits. Our market area is highly competitive and we face direct competition from a significant number of financial service providers, many with a statewide or regional presence and, in some cases, a national presence. In recent years, our market area has experienced consolidation of the banking industry as locally based institutions have been acquired by large regional and nationally based financial institutions.

        Many of these financial service providers are significantly larger than us and have greater financial resources. Our competition for loans comes principally from commercial banks, savings banks and associations, credit unions, mortgage brokers, mortgage-banking companies and insurance companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and associations and credit unions. In addition, we face increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, equity securities, mutual funds and annuities.

Available Information

        We are a public company and are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We maintain a website at www.tieronebank.com and make available, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after the reports have been electronically filed or furnished to the SEC. In addition, we provide our Code of Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter on our website. We are not including the information contained on or available through our website as a part of, or incorporating by reference into, this Annual Report on Form 10-K.

Lending Activities

        General. We originate loans to customers located in Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina (“Primary Lending Market Area”). We also purchase loans and loan participation interests from financial institutions, loan correspondents and mortgage bankers located throughout the United States. At December 31, 2005 and 2004 approximately 22.2% and 29.2%, respectively, of our loan portfolio consisted of loans secured by properties located outside of our Primary Lending Market Area. In recent years, we have become a regional community bank by shifting our focus to construction, commercial real estate and land, business and consumer lending. These loans typically have relatively higher yields, adjustable interest rates and/or shorter terms to maturities than one-to-four family residential loans.

        Loan Approval Procedures and Authority. General lending policies and procedures are established by our Asset/Liability Committee which is composed of the following officers of the Bank: Chief Executive Officer, Chief Operating Officer, Director of Lending, Director of Administration, Director of Retail Banking, Chief Financial Officer, Controller and Senior Financial Analysis Manager. Our Board of Directors reviews and approves lending policies and procedures established by the Asset/Liability Committee and recommended to the Board of Directors. Under policies approved by the Board of Directors, various officers or combinations of officers have loan approval authority, the specific amounts and requirements being set forth for each loan type. For loan amounts in excess of $10.0 million, approval of our Board of Directors is required.

        Loan Portfolio Composition. At December 31, 2005, our total loans receivable amounted to $3.5 billion. In recent years, we have shifted the focus of our lending strategy to place an increased emphasis on construction, business, commercial real estate and land, consumer, multi-family residential and agricultural loans as well as warehouse mortgage lines of credit. The types of loans that we may purchase and originate are subject to federal and state laws and regulations. The interest rates we charge on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the Federal Government, including the Board of Governors of the Federal Reserve System and legislative tax policies.

        Residential Mortgage Lending. We offer both fixed- and adjustable-rate loans with maturities of up to 40 years secured by one-to-four family properties. One-to-four family residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, from mortgage bankers and through referrals from members of our local communities. We also originate and/or purchase from correspondent lenders second mortgage loans in amounts up to 100% of the appraised value of the collateral with maturities of up to 30 years.

        We currently originate fixed-rate, one-to-four family residential mortgage loans with terms of up to 40 years. We sell substantially all newly originated fixed-rate, one-to-four family residential loans in the secondary market on a servicing retained basis which produces noninterest income in the form of net gains and losses on sales and loan servicing fees.

        We originate or purchase adjustable-rate, one-to-four family residential mortgage loans with terms of up to 30 years and interest rates which generally adjust one to seven years from the outset of the loan and thereafter annually for the duration of the loan. The interest rates for such adjustable-rate loans are normally tied to indices such as the U.S. Treasury CMT or LIBOR, plus a margin. Our adjustable-rate loans generally provide for periodic caps (not more than 2.0%) on the increase or decrease in the interest rate at any adjustment date. The maximum amount the rate can increase or decrease from the initial rate during the life of the loan is 5% to 6%.

        The origination or purchase of adjustable-rate, one-to-four family residential mortgage loans helps reduce our exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

        Generally, we originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property and up to 100% if private mortgage insurance is obtained. Mortgage loans originated by us generally include due-on-sale provisions which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. We require fire, casualty, title and, in certain cases, flood insurance on properties securing mortgage loans made by us.

        Multi-Family Residential and Commercial Real Estate and Land Lending. We offer multi-family residential and commercial real estate and land loans for both construction and permanent financing collateralized by real property. These loans are generally used for business purposes such as apartment buildings, office and retail facilities and land being held for commercial and residential development. The properties securing these loans are generally located in our Primary Lending Market Area and in selected areas outside of our Primary Lending Market Area. We have increased our involvement in these lending categories as part of our strategy to increase our investment in loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. We increased our capacity to originate such loans during 2004 and 2005 with the hiring of several experienced real estate lenders.

        Our underwriting procedures generally provide that commercial real estate loans (as well as multi-family, land and commercial construction loans) may be made in amounts up to 80% of the value of the property if it is located within our Primary Lending Market Area and 75% of the value if it is outside our Primary Lending Market Area. Any loans exceeding prescribed loan-to-value ratios must be reviewed by our Board of Directors and supported by documentation of the relevant factors justifying the deviation from policy.

        Loans secured by commercial real estate and land and multi-family residential properties generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties. Repayment of such loans may be subject to adverse conditions in the real estate market or the economy and a concentration of loans in a geographic region may be subject to greater risk because of the potential for adverse economic conditions affecting that region. We seek to minimize these risks through our underwriting standards.

        Construction Lending. We offer residential construction loans for either pre-sold houses (a purchase contract has been signed) or speculative houses (properties for which no buyer yet exists). We originate most of our residential construction loans within our Primary Lending Market Area typically through direct contact with home builders. At December 31, 2005, approximately 83.7% of our residential construction loans were located in our Primary Lending Market Area. At December 31, 2005, approximately 70% of our residential construction loans were for pre-sold houses. During the years ended December 31, 2005 and 2004, we purchased $589.5 million and $551.7 million, respectively, of residential construction loans.

        We also originate commercial real estate construction loans as well as purchase participation interests in such loans. We provide commercial construction loans to real estate developers for the purpose of constructing a variety of commercial projects such as retail facilities, industrial buildings and warehouses. These developers and builders have experience in construction of the projects we finance.

        Commercial construction lending involves a moderate level of risk, therefore, we closely monitor our concentration in such loans. We also seek a broad diversification of project types, borrowers and geographic areas to mitigate the level of risk associated with this lending type.

        Our ability to originate both residential and commercial construction loans significantly increased during 2004 and 2005 with the acquisition or opening of loan production offices in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Additionally, we have, in recent years, hired several experienced real estate loan officers to increase our capabilities in both types of construction lending.

        Risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the property’s value when completed or developed compared to the projected cost (including interest) of construction and other assumptions, including the approximate time to sell or lease the properties. If the appraised collateral value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

        Agricultural Loans. Agricultural loans are made predominantly to farmers and ranchers in our Primary Banking Market Area. Agricultural operating loans are made to finance day-to-day operations, including crop and livestock production. Intermediate term loans are used to purchase breeding livestock and machinery. Real estate loans are used to purchase or refinance farm and ranchland.

        Overall credit worthiness is determined by evaluation of the borrower, including management experience and skills, financial strength and the ability to service debt. Loans are generally repaid using cash flows from agricultural activities and the sale of agricultural commodities produced by the operation. Underwriting standards include maximum advance rates on collateral, minimum cash flow coverage and review of the historical net worth and cash flow trends of the operation.

        Risk of loss is related to the effects of the external risk factors such as adverse weather conditions and poor commodity prices. The impact of external risk factors is significantly affected by the borrower’s ability to mitigate the effect of risk on the borrower’s operation. Commodity based agricultural chattel assets are relatively easy to liquidate, there is also a stable demand for agricultural real estate. Lenders are responsible for validating the existence, value and condition of the collateral. This monitoring may include periodic on-site inspections and the use of borrowing base reports.

        Warehouse Mortgage Lines of Credit. We are actively involved in originating revolving lines of credit to mortgage brokers. These lines are drawn upon by mortgage brokers to fund the origination of one-to-four family residential mortgage loans. Prior to funding the advance, the mortgage broker must have an approved commitment for the purchase of the loan which reduces credit exposure associated with the line. The lines are repaid upon sale of the mortgage loan to third parties which usually occurs within 30 days of origination of the loan. In connection with extending the line of credit to the mortgage broker, we enter into agreements with each company to which such mortgage broker intends to sell loans. Under such agreements, the loan purchaser agrees to hold the mortgage documents issued by the mortgage brokers on our behalf and for our benefit until such time that the purchaser remits to us the purchase price for such loans. As part of the structure of the lines of credit, the mortgage brokers are required to maintain commercial deposits with us, with the amount of such deposits depending upon the amount of the line and other factors. The lines are structured with adjustable rates indexed to the Wall Street Journal prime rate. Maximum amounts permitted to be advanced by us under existing warehouse mortgage lines of credit range in amounts from $2.0 million to $40.0 million.

        Business Lending. Business loans are made predominantly to small and mid-sized businesses located within our Primary Banking Market Area. The business lending products we offer include lines of credit, receivable and inventory financing and equipment loans. We have established minimum underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins and financial enhancements such as guarantees. Generally, the primary source of repayment is recurring cash flow of the borrower or cash flow from the business.

        Business loans generally involve a greater degree of risk than real estate loans, primarily because collateral is more difficult to appraise, the collateral may be difficult to obtain or liquidate following default and it is difficult to foresee the borrower’s ability to generate cash flows. These loans, however, typically offer relatively higher yields and have shorter expected terms to maturity. The availability of business loans enables potential depositors to establish full-service banking relationships with us.

        Consumer and Other Lending. Consumer loans are generally originated directly through our network of 68 banking offices. We generally offer home equity loans, home improvement loans and lines of credit in amounts up to $100,000 with a term of 15 years or less and a loan-to-value ratio up to 100% of the appraised value of the collateral. A portion of our home improvement loans consist of participation interests we have purchased from a third party. Under the terms of our third party arrangement, if any loan becomes more than 120 days past due, we can require the seller to repurchase such loan at a price equal to our total investment in the loan, including any uncollected and accrued interest. We also offer automobile loans in amounts up to $50,000 with maximum 72 month and 60 month terms for new and used cars, respectively, and purchase price ratios of generally not more than 95% and 85% for new and used cars, respectively. Most of our automobile loans are obtained through a network of 76 new and used automobile dealers located primarily in Lincoln and Omaha, Nebraska. Although employees of the automobile dealership take the application, the loan is made pursuant to our own underwriting standards and must be approved by one of our authorized loan officers. Our consumer loan portfolio also includes manufactured housing, recreational vehicle, boat, motorcycle and unsecured loans.

        Unsecured loans and loans secured by rapidly depreciating assets, such as automobiles, entail greater risks than one-to-four family residential mortgage loans. In such cases, repossessed collateral, if any, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Further, consumer loan collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

        Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated:

	At December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Real estate loans:
One-to-four family residential (1)	$384,722	$418,270	$559,134	$547,619	$487,015
Second mortgage residential	160,208	255,222	258,121	25,590	15,487
Multi-family residential	166,579	142,454	99,078	79,953	74,209
Commercial real estate and land	692,420	597,114	449,152	398,076	258,277
Residential construction	943,378	601,075	245,782	156,322	113,300
Commercial construction	351,767	282,399	154,247	143,020	95,614
Agriculture	57,008	66,830	--	--	--

Total real estate loans	2,756,082	2,363,364	1,765,514	1,350,580	1,043,902

Business	177,592	142,675	64,522	33,375	12,193

Agriculture - operating	72,518	71,223	--	--	--

Warehouse mortgage lines of credit	95,174	132,928	78,759	236,492	224,067

Consumer loans:
Home equity	61,600	56,441	33,874	37,522	45,398
Home equity line of credit	141,021	142,725	117,899	94,801	61,839
Home improvement	69,165	73,386	74,915	82,081	76,555
Automobile	85,515	80,512	67,351	60,707	42,547
Other	49,812	25,956	15,621	15,131	10,486

Total consumer loans	407,113	379,020	309,660	290,242	236,825

Total loans	3,508,479	3,089,210	2,218,455	1,910,689	1,516,987

Unamortized premiums, discounts and
deferred loan fees	4,778	7,228	10,790	3,998	(232)
Undisbursed portion of construction and
land development loans in process	(668,587)	(441,452)	(193,063)	(123,331)	(109,852)

Net loans	2,844,670	2,654,986	2,036,182	1,791,356	1,406,903
Allowance for loan losses	(30,870)	(26,831)	(19,586)	(17,108)	(13,464)

Net loans after allowance for loan losses	$2,813,800	$2,628,155	$2,016,596	$1,774,248	$1,393,439

(1) Includes loans held for sale	$8,666	$11,956	$7,083	$8,504	$14,373

        Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans at December 31, 2005, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The following amounts do not take into account loan prepayments.

	Principal Payments Contractually Due in Years
(Dollars in thousands)	2006	2007 - 2010	2011 - 2015	After 2015	Total
Real estate loans:
One-to-four family residential	$716	$14,100	$12,480	$357,426	$384,722
Second mortgage residential	232	5,837	19,894	134,245	160,208
Multi-family residential	892	73,132	29,594	62,961	166,579
Commercial real estate and land	130,561	294,063	223,857	43,939	692,420
Agriculture	3,221	13,649	29,682	10,456	57,008
Residential construction	896,479	31,630	--	15,269	943,378
Commercial construction	36,224	210,013	95,920	9,610	351,767

Total real estate loans	1,068,325	642,424	411,427	633,906	2,756,082

Business	63,932	90,063	22,318	1,279	177,592
Agriculture - operating	59,920	9,190	3,097	311	72,518
Warehouse mortgage lines of credit	95,174	--	--	--	95,174
Consumer	34,289	298,698	34,592	39,534	407,113

Total loans (1) (2)	$1,321,640	$1,040,375	$471,434	$675,030	$3,508,479

(1) Gross of unamortized premiums, discounts and deferred loan fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.
(2)  Total loans due after one year from December 31, 2005 with fixed interest rates totaled $1.0 billion.
       Total loans due after one year from December 31, 2005 with floating or adjustable interest rates totaled
$1.2 billion.

        Originations, Purchases and Sales of Loans. Our lending activities are subject to underwriting standards and loan origination procedures established by our Asset/Liability Committee and approved by our Board of Directors. Applications for mortgages and other loans are taken at our banking and loan production offices. In the past, we relied on a network of loan correspondents and brokers to originate a substantial part of our loans. In recent years we have greatly expanded our capacity to directly originate loans through the expansion of our loan production office network and the employment of a number of experienced loan originators. We continue to use loan correspondents to originate one-to-four family residential loans to supplement our origination efforts. A substantial portion of such loans consists of fixed-rate, one-to-four family residential mortgage loans which we sell into the secondary market on a servicing retained basis.

        Although we originate both adjustable-rate and fixed-rate loans, our ability to originate and purchase fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. In order to implement our strategy of building a mortgage loan portfolio that consists primarily of adjustable-rate loans, our purchase activity has increased in recent years. The loans purchased for retention during 2005 consisted of construction, one-to-four family residential, consumer (primarily home improvement loans and automobile financing), multi-family residential, commercial real estate and land (including participation interests), business and second mortgage residential loans.

        Generally, we originate adjustable-rate mortgage loans for retention in our portfolio. It is our current policy to sell substantially all the fixed-rate, one-to-four family residential mortgage loans we originate or purchase. Substantially all of the loans sold are sold to either Fannie Mae (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) or the FHLBank Topeka (“FHLBank”) pursuant to the Mortgage Partnership Finance Program. Upon receipt of an application to make a fixed-rate loan, we typically enter into agreements to sell such loans to FNMA, FHLMC or the FHLBank pursuant to forward sale commitments, with delivery being required in approximately 90 days. We generally agree to deliver a somewhat smaller dollar amount of loans in the event that not all the loans for which applications are submitted actually close. Loans are delivered pursuant to such sale contracts upon their origination or purchase and are not aggregated for sale as loan packages. As a result, we typically do not have a significant amount of loans held for sale at any given point in time. We recognize, at the time of disposition, the gain or loss on the sale of the loans. The gain or loss is based on the difference between the net proceeds received and the carrying value of the loans sold excluding the value of servicing rights retained.

        In recent years, we have developed lending relationships with several financial institutions and mortgage bankers pursuant to which we have purchased whole loans or loan participation interests secured by properties located outside our Primary Lending Market Area. Our purchases have consisted of construction loans or participation interests in such loans, both residential and commercial, as well as commercial real estate and land, and were originated under underwriting guidelines substantially identical to our own guidelines. For loans in which we hold a participation interest we generally require the lead lender to maintain anywhere from 5% to 50% interest in the loans. Prior to entering into such relationships, we conduct on-site due diligence of each lender, including document review as well as management interviews. We also conduct on-site inspections of selected properties and of the market areas in which the properties are located. In addition, we apply our own underwriting standards to each loan or loan participation we purchase. We also review and underwrite, with respect to construction loans, the individual builders to whom loans are being extended, establishing a limit as to the total amount that we will lend to each such builder. We engage local independent inspectors to inspect the progress of construction on properties securing such loans and base our disbursements on such inspections. We also generally visit the lenders every three to six months to conduct follow-up inspections of the lenders’ operations as well as to review the collateral property securing the loans.

        The following table shows total loans originated, purchased, sold and repaid during the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Net loans after allowance for loan losses at
beginning of year	$2,628,155	$2,016,596	$1,774,248

Loan originations:
One-to-four family residential	150,744	145,655	377,661
Second mortgage residential	3,867	3,361	2,787
Multi-family residential	13,008	10,794	42,309
Commercial real estate and land	221,458	167,448	99,426
Residential construction	560,322	190,964	154,695
Commercial construction	218,368	166,714	59,075
Agriculture	25,054	7,404	--
Business	348,450	221,466	99,198
Agriculture - operating	188,591	37,432	--
Warehouse mortgage lines of credit (1)	3,640,622	3,145,266	5,491,777
Consumer	148,538	152,692	147,069

Total loan originations	5,519,022	4,249,196	6,473,997

Loan purchases:
One-to-four family residential (2)	191,725	192,163	652,751
Second mortgage residential	1,191	122,069	304,593
Multi-family residential	61,133	12,895	13,500
Commercial real estate and land	34,169	44,925	43,949
Residential construction	589,506	551,654	184,126
Commercial construction	47,587	42,371	45,568
Business	9,235	8,511	21,326
Consumer	120,466	75,891	67,526

Total loan purchases	1,055,012	1,050,479	1,333,339

Total loan originations and purchases	6,574,034	5,299,675	7,807,336

Sales and loan principal repayments:
Loan sales:
One-to-four family residential	(254,578)	(280,990)	(627,525)
Consumer	(4,777)	(4,041)	(6,519)
Loan principal repayments:
Real estate, business, agriculture-
operating and consumer	(2,224,703)	(1,349,928)	(1,215,568)
Warehouse mortgage lines of credit (1)	(3,678,376)	(3,091,097)	(5,649,510)

Total loan sales and principal repayments	(6,162,434)	(4,726,056)	(7,499,122)

Increase due to acquisition	--	304,300	--
Decrease due to other items (3)	(225,955)	(266,360)	(65,866)

Net loans after allowance for loan losses at
end of year	$2,813,800	$2,628,155	$2,016,596

(1) Reflects amounts advanced and repaid under such lines of credit during the years presented.
(2) Substantially all of these fixed-rate loans were acquired from mortgage bankers and sold to Fannie Mae, Freddie Mac or the FHLBank Topeka with servicing retained.
(3) Other items consist of unamortized premiums, discounts and deferred loan fees, undisbursed portion of construction and land development loans in process and changes in the allowance for loan losses.

        Loan Servicing. In recent years, we began selling substantially all fixed-rate, one-to-four family residential mortgage loans with servicing retained in order to develop additional sources of noninterest income. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults. The gross servicing fee income from loans sold is generally 0.25% to 0.50% of the total balance of each loan serviced. At December 31, 2005 and 2004, we were servicing $1.2 billion and $1.1 billion, respectively, of loans for others, primarily consisting of one-to-four family residential loans sold by us to investors.

        Loan Commitments. We generally issue written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans. These loan commitments establish the terms and conditions under which we will fund the loans. At December 31, 2005, we had issued commitments totaling $830.6 million, excluding the undisbursed portion of construction and land development loans in process, to fund and purchase loans, extend credit on commercial and consumer unused lines of credit and to extend credit under unused warehouse mortgage lines of credit. These outstanding loan commitments do not necessarily represent future cash requirements since many of the commitments may expire without being drawn.

        Derivative Financial Instruments. We enter into commitments to fund loans in which the interest rate on the loan is set prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives under Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and are recorded at their fair value in other assets in the Consolidated Statements of Financial Condition. Changes in fair value are recorded in the net gain or loss on loans held for sale category in the Consolidated Statements of Income. Fair value is based on a quoted market price that closely approximates the gain that would have been recognized if the loan commitment was funded and sold at December 31, 2005. The amount of expected servicing rights is excluded from the measurement of fair value. The measurement of fair value is also adjusted for anticipated cancellation by the borrower of commitments that will never be funded. We are exposed to interest rate risk as a result of rate lock commitments.

        We manage interest rate risk by entering into forward sale commitments, which are also defined as derivatives under SFAS No. 133, and are recorded at their fair value in the other liabilities category in the Consolidated Statements of Financial Condition, with changes in fair value reported in net gain or loss on loans held for sale in the Consolidated Statements of Income. Their fair value is based on a quoted premium or penalty that would have been received or paid if we had exited the forward position at December 31, 2005.

Asset Quality

        Reports listing all delinquent loans, classified assets and real estate owned are reviewed by management and our Board of Directors. The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. In the event payment is not then received or the loan not otherwise satisfied, letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence recovery proceedings against the property securing the loan. If a legal action is instituted and the loan is not brought current, paid in full, or refinanced before the recovery sale, the property securing the loan generally is sold and, if purchased by us, becomes real estate owned or a repossessed asset.

         Delinquent Loans. The following table shows loans delinquent 30 – 89 days in our loan portfolio as of the dates indicated:

	At December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
One-to-four family residential	$2,081	$8,203	$1,844	$3,677	$6,632
Second mortgage residential	1,844	1,426	1,051	86	--
Commercial real estate and land	2,642	643	142	--	--
Residential construction	8,287	1,529	2,501	258	--
Agriculture	586	120	--	--	--
Business	1,740	1,122	126	--	--
Agriculture - operating	180	566	--	--	--
Consumer	6,416	3,448	2,945	2,499	2,694

Total delinquent loans	$23,776	$17,057	$8,609	$6,520	$9,326

Delinquent loans as a percentage of
total loans	0.68%	0.55%	0.39%	0.34%	0.61%

        Nonperforming Loans and Real Estate Owned. The following table sets forth information regarding nonperforming loans (90 or more days delinquent) and real estate owned. It is our policy to cease accruing interest on loans contractually delinquent 90 days or more and charge-off all accrued interest. We did not have any accruing loans 90 days or more past due at the dates shown.

	At December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Nonperforming loans:
One-to-four family residential	$1,902	$1,914	$1,461	$981	$895
Second mortgage residential	609	739	224	180	3
Multi-family residential	5,731	2,374	--	--	--
Commercial real estate and land	1,922	707	--	3,795	--
Residential construction	1,840	2,256	1,012	106	--
Agriculture	113	349	--	--	--
Business	526	771	219	--	--
Agriculture - operating	308	1	--	--	--
Consumer	1,454	1,121	700	427	767

Total nonperforming loans	14,405	10,232	3,616	5,489	1,665
Real estate owned, net (1)	2,446	382	678	1,967	168

Total nonperforming assets	16,851	10,614	4,294	7,456	1,833
Troubled debt restructurings	5,180	3,469	468	209	345

Total nonperforming assets and
troubled debt restructurings	$22,031	$14,083	$4,762	$7,665	$2,178

Total nonperforming loans as a
percentage of net loans	0.51%	0.39%	0.18%	0.31%	0.12%

Total nonperforming assets as a
percentage of total assets	0.52%	0.35%	0.19%	0.38%	0.12%

Total nonperforming assets and
troubled debt restructurings
as a percentage of total assets	0.68%	0.46%	0.22%	0.39%	0.14%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

        Included in the preceding table, under nonperforming loans and troubled debt restructurings, are impaired loans of $9.4 million and $6.1 million at December 31, 2005 and 2004, respectively. At December 31, 2005, we classified four nonperforming loans totaling $4.2 million as impaired. Impaired loans at December 31, 2005 include three multi-family residential loans which are seasoned loans for tax-advantaged affordable housing units totaling $3.3 million and one commercial real estate and land loan totaling $915,000. We had established an allowance for loan losses related to impaired loans of $1.1 million and $464,000 at December 31, 2005 and 2004, respectively.

        When we acquire real estate owned property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. If there is a further deterioration in value, we provide for a specific valuation allowance and charge operations for the decline in value. It is our policy to obtain an appraisal or broker’s price opinion on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is our policy to require appraisals on a periodic basis on foreclosed properties as well as conduct inspections on such properties. Real estate owned totaled $2.4 million and $382,000 at December 31, 2005 and 2004, respectively. Real estate owned at December 31, 2005 includes a $1.6 million multi-family residential property acquired in the United Nebraska Financial Co. (“UNFC”) transaction in 2004.

        Classified Assets. Federal regulations and our Asset Classification Policy require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated the Office of Thrift Supervision’s (“OTS”) internal asset classifications as a part of our credit monitoring system. All assets are subject to classification. Asset quality ratings are divided into three asset classifications: Pass (unclassified), special mention and classified (adverse classification). Additionally, there are three adverse classifications: “substandard”, “doubtful” and “loss”. A pass asset is considered to be of sufficient quality to preclude a special mention or an adverse rating. The special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in our credit position at a future date. Classified assets receive an adverse classification. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When we classify one or more assets, or portions thereof, as “substandard”, “doubtful” or “loss”, we establish a specific valuation allowance for loan losses in an amount deemed prudent by management based on the specific facts of the asset.

        Our Asset Classification Committee reviews and classifies assets no less frequent than quarterly and our Board of Directors reviews the asset classification reports on a quarterly basis. The Asset Classification Committee is composed of the following officers of the Bank: Chief Executive Officer, Chief Operating Officer, Director of Lending, Chief Credit Officer, Director of Real Estate Lending, Chief Financial Officer, Controller, Senior Financial Analysis Manager and External Reporting Manager.

        Allowance for Loan Losses. A provision for loan losses is charged to income when it is determined by management to be required based on our analysis. The allowance is maintained at a level to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the loan portfolio no less frequently than quarterly in order to identify those inherent losses and to assess the overall collection probability of the portfolio. Our review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. These loss factors are developed using our historical loan loss experience for each group of loans as further adjusted for specific factors, including the following:

•	Trends and levels of delinquent, nonperforming or "impaired" loans;
•	Trends and levels of charge-offs and recoveries;
•	Trends in volume and underwriting terms or guarantees for loans;
•	Impact of changes in underwriting standards, risk tolerances or other changes in lending practices;
•	Changes in the value of collateral securing loans;
•	Total loans outstanding and the volume of loan originations;
•	Type, size, terms and geographic concentration of loans held;
•	Changes in qualifications or experience of the lending staff;
•	Changes in local or national economic or industry conditions;
•	Number of loans requiring heightened management oversight;
•	Changes in credit concentration; and

•	Changes in regulatory requirements.

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

        The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specific loans identified by the credit review function that are evaluated individually for impairment and are considered to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by: (a) the fair value of the collateral if the loan is collateral dependent; (b) the present value of expected future cash flows; or (c) the loan’s observable market price. The second element is an estimated allowance established for losses which are probable and reasonable to estimate on each category of outstanding loans. While we utilize available information to recognize probable losses on loans inherent in the portfolio, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

        The following table shows changes in our allowance for loan losses during the years presented:

	At or For the Year Ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Allowance for loan losses at beginning of year	$26,831	$19,586	$17,108	$13,464	$9,947

Allowance for loan losses acquired	--	4,221	--	--	--

Charge-offs:
One-to-four family residential	(11)	(16)	(6)	(16)	(37)
Second mortgage residential	(402)	(520)	(107)	(21)	--
Multi-family residential	(729)	--	--	--	--
Commercial real estate and land	(7)	--	(330)	--	(1)
Residential construction	(114)	(138)	(13)	--	--
Business	(608)	(57)	(5)	(99)	--
Agriculture - operating	--	(64)	--	--	--
Warehouse mortgage lines of credit	--	(20)	(110)	--	--
Consumer	(1,192)	(1,421)	(1,368)	(1,018)	(458)

Total charge-offs	(3,063)	(2,236)	(1,939)	(1,154)	(496)
Recoveries on loans previously charged-off	666	373	146	103	16
Provision for loan losses	6,436	4,887	4,271	4,695	3,997

Allowance for loan losses at end of year	$30,870	$26,831	$19,586	$17,108	$13,464

Allowance for loan losses as a percentage of net loans	1.09%	1.01%	0.96%	0.96%	0.96%
Allowance for loan losses as a
percentage of nonperforming loans	214.30%	262.23%	541.65%	311.68%	808.65%
Ratio of net charge-offs during the year as a
percentage of average loans outstanding during
the year	0.09%	0.08%	0.10%	0.08%	0.04%

        The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated:

	At December 31,
	2005		2004		2003
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
One-to-four family residential	$740	10.96%	$805	13.54%	$1,069	25.20%
Second mortgage residential *	1,502	4.57	2,369	8.26	2,343	11.63
Multi-family residential	2,659	4.75	2,468	4.61	2,002	4.47
Commercial real estate and land	8,739	19.74	7,323	19.33	5,482	20.25
Residential construction	4,455	26.89	3,140	19.46	1,570	11.08
Commercial construction	2,681	10.03	2,000	9.14	1,011	6.95
Agriculture	687	1.62	873	2.16	--	--
Business	2,531	5.06	1,796	4.62	788	2.91
Agriculture - operating	941	2.07	990	2.31	--	--
Warehouse mortgage lines
of credit	190	2.71	266	4.30	207	3.55
Consumer	5,715	11.60	4,795	12.27	5,003	13.96
Unallocated	30	--	6	--	111	--

Total	$30,870	100.00%	$26,831	100.00%	$19,586	100.00%

	At December 31,
	2002		2001
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
One-to-four family residential	$1,071	30.00%	$976	33.13%
Second mortgage residential *	--	--	--	--
Multi-family residential	1,740	4.18	1,715	4.89
Commercial real estate and land	6,343	20.83	3,876	17.03
Residential construction	1,051	8.18	597	7.47
Commercial construction	1,259	7.49	586	6.30
Agriculture	--	--	--	--
Business	400	1.75	146	0.80
Agriculture - operating	--	--	--	--
Warehouse mortgage lines
of credit	473	12.38	448	14.77
Consumer	4,771	15.19	4,736	15.61
Unallocated	--	--	384	--

Total	$17,108	100.00%	$13,464	100.00%

* Second mortgage residential loans disclosed separately for 2003, 2004 and 2005 as we began analyzing this portfolio separately in 2003 due to our increased investment in such loans.

Investment Activities

        Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, time deposits of insured banks and savings institutions, bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Historically, we have maintained liquid assets at a level considered to be adequate to meet our normal daily activities.

        Our investment policy, as approved by our Board of Directors, requires management to maintain adequate liquidity and to generate a favorable return on investment without incurring undue interest rate and credit risk. We primarily utilize investments in securities for liquidity management and as a method of deploying excess funding not utilized for loan originations and purchases. We have invested in U.S. Government securities and agency obligations, corporate securities, municipal obligations, agency equity securities, mutual funds, U.S. Government sponsored agency issued mortgage-backed securities and collateralized mortgage obligations. As required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have established an investment portfolio of securities that are categorized as held to maturity or available for sale. We do not currently maintain a portfolio of securities categorized as held for trading. Substantially all of our investment securities are purchased for the available for sale portfolio which totaled $102.6 million, or 3.2% of total assets, at December 31, 2005. At such date, we had net unrealized losses with respect to such securities of $1.4 million. At December 31, 2005, the held to maturity securities portfolio totaled $111,000.

        At December 31, 2005, our mortgage-backed security portfolio (all of which were classified as available for sale) totaled $19.8 million, or 0.6% of total assets. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected by changes in interest rates.

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

        The following table sets forth certain information relating to our available for sale investment securities portfolio at the dates indicated:

	At December 31,
	2005		2004		2003
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Government securities and
agency obligations	$68,949	$67,761	$83,371	$82,865	$12,877	$12,886
Corporate securities	10,249	10,264	11,532	11,714	24,496	24,660
Municipal obligations	18,301	18,220	23,560	23,554	142	142
Agency equity securities	546	521	3,763	3,823	--	--
Asset Management Fund - ARM Fund	6,000	5,848	6,000	5,927	6,000	5,969

Total investment securities	104,045	102,614	128,226	127,883	43,515	43,657
FHLBank Topeka stock	58,491	58,491	54,284	54,284	37,143	37,143

Total investment securities and
FHLBank Topeka stock	$162,536	$161,105	$182,510	$182,167	$80,658	$80,800

        The following table sets forth the amount of investment securities which mature during each of the years indicated and the weighted average yields for each range of maturities at December 31, 2005. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Maturing During the Year Ending December 31,
(Dollars in thousands)	2006	2007 - 2010	2011 - 2015	After 2015	Total
Bonds and other debt securities:
U.S. Government securities and agency obligations
Balance	$25,511	$33,455	$9,983	$--	$68,949
Weighted average yield	2.61%	3.43%	4.18%	--	3.24%
Corporate securities
Balance	$996	$7,538	$--	$1,715	$10,249
Weighted average yield	3.08%	5.79%	--	9.63%	6.17%
Municipal obligations
Balance	$1,581	$4,305	$9,485	$3,041	$18,412
Weighted average yield	3.76%	4.27%	4.35%	4.80%	4.35%
Equity Securities:
Asset Management Fund - ARM Fund
Balance	$6,000	$--	$--	$--	$6,000
Weighted average yield	4.02%	--	--	--	4.02%
Agency equity securities
Balance	$546	$--	$--	$--	$546
Weighted average yield	5.82%	--	--	--	5.82%
FHLBank Topeka stock
Balance	$58,491	$--	$--	$--	$58,491
Weighted average yield	5.05%	--	--	--	5.05%

Total carrying value	$93,125	$45,298	$19,468	$4,756	$162,647

Weighted average yield	4.28%	3.90%	4.26%	6.54%	4.24%

        The following table sets forth the composition of our mortgage-backed securities portfolio at the dates indicated:

	At December 31,
	2005		2004		2003
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate:
FHLMC	$1,548	$1,490	$2,336	$2,305	$102	$109
FNMA	1,810	1,768	3,011	3,029	2,179	2,234
GNMA	902	835	1,391	1,363	--	--
FHLMC/FNMA CMOs	9,910	9,691	20,520	20,283	--	--
Private CMOs	--	--	1	1	4	4

Total fixed-rate	14,170	13,784	27,259	26,981	2,285	2,347

Adjustable-rate:
GNMA	2,901	2,914	4,504	4,566	7,001	7,030
FNMA	2,828	2,870	4,281	4,387	5,972	6,049
FHLMC	188	184	242	241	284	286

Total adjustable-rate	5,917	5,968	9,027	9,194	13,257	13,365

Total mortgage-backed securities	$20,087	$19,752	$36,286	$36,175	$15,542	$15,712

        Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2005 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are less than the scheduled maturities.

	Maturing During the Year Ending December 31,
(Dollars in thousands)	2006	2007 - 2010	After 2010	Total
Fixed rate:
FHLMC
Balance	$--	$1,496	$52	$1,548
Weighted average yield	--	3.98%	7.39%	4.09%
FNMA
Balance	$36	$1,282	$492	$1,810
Weighted average yield	5.60%	5.22%	5.66%	5.35%
GNMA
Balance	$10	$5	$887	$902
Weighted average yield	2.37%	3.33%	5.58%	5.53%
FHLMC/FNMA CMOs
Balance	$--	$767	$9,143	$9,910
Weighted average yield	--	4.18%	3.85%	3.88%
Adjustable Rate:
FHLMC
Balance	$--	$--	$188	$188
Weighted average yield	--	--	5.06%	5.06%
FNMA
Balance	$--	$--	$2,828	$2,828
Weighted average yield	--	--	5.05%	5.05%
GNMA
Balance	$--	$--	$2,901	$2,901
Weighted average yield	--	--	4.66%	4.66%

Total carrying value	$46	$3,550	$16,491	$20,087

Weighted average yield	4.89%	4.47%	4.37%	4.39%

        At December 31, 2005, all unrealized losses related to investment and mortgage-backed securities are considered temporary in nature. An impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. Investment and mortgage-backed securities with unrealized losses at December 31, 2005, are summarized in the following table:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government securities and
agency obligations	$6,883	$109	$58,197	$1,086	$65,080	$1,195
Corporate securities	--	--	2,569	64	2,569	64
Municipal obligations	9,138	78	3,311	35	12,449	113
Agency equity securities	509	26	--	--	509	26
Asset Management Fund - ARM Fund	--	--	5,848	152	5,848	152
Mortgage-backed securities	3,956	38	12,049	380	16,005	418

Total temporarily impaired securities	$20,486	$251	$81,974	$1,717	$102,460	$1,968

        We believe all unrealized losses as of December 31, 2005 to be market related, with no permanent sector or issuer credit concerns or impairments. The unrealized losses are believed to be temporarily, not permanently, impaired in value.

Sources of Funds

        General. Our primary sources of funds are deposits; amortization of loans, loan prepayments and maturity of loans; repayment, maturity or sale of investment and mortgage-backed securities; and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We utilize FHLBank advances and other borrowings and brokered time deposits as additional funding sources.

        Deposits. As a regional community bank, we offer a variety of products designed to attract both short-term and long-term deposits from the general public. Our product offerings consist of checking (both interest- and noninterest-bearing), money market, savings, time deposits and individual retirement accounts. We also use brokered time deposits as an additional source of funds for our loan origination and purchase activity. At December 31, 2005 and 2004, we had brokered time deposits of $78.0 million and $124.6 million, respectively.

        The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated:

	At December 31,
	2005		2004		2003
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Time deposits:
0.00% - 0.99%	$161	0.01%	$979	0.05%	$--	--%
1.00% - 1.99%	53,915	2.65	263,662	14.14	253,465	20.83
2.00% - 2.99%	134,712	6.60	324,732	17.41	106,783	8.77
3.00% - 3.99%	702,599	34.47	261,869	14.04	89,183	7.33
4.00% - 4.99%	208,277	10.22	102,531	5.50	108,041	8.88
5.00% - 5.99%	6,375	0.31	12,803	0.69	28,070	2.31
6.00% - 6.99%	53	0.00	1,219	0.07	222	0.02

Total time deposits (1)	1,106,092	54.26	967,795	51.90	585,764	48.14

Transaction accounts:
Noninterest-bearing checking	138,578	6.80	112,216	6.02	45,308	3.72
Savings	57,037	2.80	79,546	4.26	19,627	1.61
Interest-bearing checking	398,094	19.53	414,093	22.21	295,122	24.26
Money market	338,518	16.61	291,111	15.61	270,942	22.27

Total transaction accounts	932,227	45.74	896,966	48.10	630,999	51.86

Total deposits	$2,038,319	100.00%	$1,864,761	100.00%	$1,216,763	100.00%

(1) Includes $78.0 million, $124.6 million and $65.5 million, respectively, of brokered time deposits at
December 31, 2005, 2004 and 2003.

        The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the years indicated:

	Year Ended December 31,
	2005		2004		2003
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Savings	$68,909	0.59%	$42,346	0.69%	$18,491	0.49%
Interest-bearing checking	386,968	0.79	333,129	0.74	294,712	0.89
Money market	313,802	1.62	275,216	0.99	274,737	1.20
Time deposits	1,059,876	3.15	757,363	2.77	533,903	3.15

Total interest-bearing deposits	1,829,555	2.29	1,408,054	1.88	1,121,843	2.04

Noninterest-bearing checking	112,902	--	70,719	--	43,295	--

Total deposits	$1,942,457	2.16%	$1,478,773	1.79%	$1,165,138	1.96%

        The following table shows our savings flows during the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Total deposits	$11,605,730	$7,843,556	$6,835,487
Total withdrawals	(11,468,940)	(7,217,801)	(6,768,171)
Interest credited	36,768	22,243	20,567

Total increase in deposits	$173,558	$647,998	$87,883

        The following table presents, by various interest rate categories and maturities, the amount of time deposits at December 31, 2005:

	Balance at December 31, 2005 Maturing in the 12 Months Ending December 31,
(Dollars in thousands)	2006	2007	2008	Thereafter	Total
Time deposits:
0.00% - 0.99%	$161	$--	$--	$--	$161
1.00% - 1.99%	53,223	676	16	--	53,915
2.00% - 2.99%	108,418	20,774	4,960	560	134,712
3.00% - 3.99%	567,883	20,317	47,580	66,819	702,599
4.00% - 4.99%	145,032	54,114	5,595	3,536	208,277
5.00% - 5.99%	5,832	390	39	114	6,375
6.00% - 6.99%	--	53	--	--	53

Total time deposits (1)	$880,549	$96,324	$58,190	$71,029	$1,106,092

(1) Includes brokered time deposits.

        The following table shows the maturities of our time deposits exceeding $100,000 at December 31, 2005 by the time remaining to maturity. There are no brokered time deposits included in the following table as no individual brokered time deposit exceeded $100,000 at December 31, 2005.

(Dollars in thousands)	Amount	Weighted Average Rate
Quarter ending:
March 31, 2006	$46,288	3.39%
June 30, 2006	31,352	3.65
September 30, 2006	56,720	4.06
December 31, 2006	18,442	3.94
After December 31, 2006	42,939	4.03

Total time deposits exceeding $100,000	$195,741	3.82%

        Borrowings. We utilize advances from the FHLBank as an alternative to retail deposits to fund our operations as part of our operating strategy. The FHLBank is part of a system of 12 regional Federal Home Loan Banks, each subject to Federal Housing Finance Board supervision and regulation, that function as a central reserve bank providing credit to financial institutions. As a condition of membership in the FHLBank we are required to own stock of the FHLBank. Our FHLBank advances are collateralized by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans, and secondarily by our investment in capital stock of the FHLBank. FHLBank advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLBank will advance to member institutions, including us, fluctuates from time to time in accordance with the policies of the FHLBank. At December 31, 2005, we had $747.1 million in outstanding FHLBank advances. For additional information see “Regulation – Federal Home Loan Bank”.

        On April 26, 2004, we formed TierOne Capital Trust I, (“TierOne Capital Trust”) which issued capital securities (“Trust Preferred Securities”) to investors. The proceeds from the sale of the Trust Preferred Securities were used to purchase $30.9 million of junior subordinated debentures (“debentures”). The debentures are callable at par in June 2009 and mature in June 2034. Our obligation under the debentures constitutes a full and unconditional guarantee of TierOne Capital Trust’s obligations under the Trust Preferred Securities. In accordance with Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46R”), the trust is not consolidated and related amounts are treated as debt of the Company.

        In connection with our acquisition of UNFC on August 27, 2004, we assumed $7.0 million of variable rate debentures that had been issued on November 28, 2001 by United Nebraska Capital Trust, a trust formed by UNFC. The debentures are callable at par in December 2006, are due December 8, 2031 and are the sole asset of the United Nebraska Capital Trust. Our obligation under the debentures constitutes a full and unconditional guarantee of United Nebraska Capital Trust’s obligations under the Trust Preferred Securities. In accordance with FIN 46R, United Nebraska Capital Trust is not consolidated and related amounts are treated as debt of the Company.

        The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
FHLBank Topeka advances:
Average balance outstanding during the year	$766,265	$625,724	$540,192
Maximum amount outstanding at any
month-end during the year	$890,354	$781,064	$709,365
Balance outstanding at end of the year	$747,125	$781,064	$641,749
Average interest rate during the year	3.55%	3.20%	3.34%
Weighted average interest rate at end of the year	3.60%	3.19%	3.02%

Other borrowings:
Average balance outstanding during the year	$68,330	$35,963	$1,770
Maximum amount outstanding at any
month-end during the year	$74,511	$65,502	$3,947
Balance outstanding at end of the year	$67,799	$60,602	$3,947
Average interest rate during the year	4.74%	3.63%	1.36%
Weighted average interest rate at end of the year	5.60%	4.04%	1.24%

        For more information regarding our borrowings, see “Note 13 – FHLBank Topeka Advances and Other Borrowings” included in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report on Form 10-K.

Subsidiary Activities

        TierOne Bank is the wholly owned subsidiary of TierOne Corporation. TMS Corporation of the Americas is the wholly owned subsidiary of TierOne Bank and holds all of the stock of TierOne Investments and Insurance, Inc. and TierOne Reinsurance Company. TierOne Investments and Insurance, Inc. provides a wide selection of investment and insurance products, equity securities, mutual funds and annuities. These products are made available to consumers via licensed representatives in our banking offices. TierOne Reinsurance Company reinsures credit life and disability insurance which is sold in conjunction with the origination of consumer loans by TierOne Bank. United Farm & Ranch Management, Inc. is a wholly owned subsidiary of TierOne Bank that provides agricultural customers with professional farm and ranch management and real estate brokerage services.

Personnel

        As of December 31, 2005 and 2004, we had 772 and 724 full-time equivalent employees, respectively. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation and Supervision

        Set forth below is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

        General. The Bank, as a federally chartered stock savings bank, is subject to OTS regulations, examinations and reporting requirements. The Bank is also subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”), which insures the deposits of the Bank to the maximum extent permitted by law and requirements established by the Board of Governors of the Federal Reserve System. The investment and lending authority of savings institutions is prescribed by federal laws and regulations and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

        The OTS regularly examines the Bank and prepares reports for consideration by our Board of Directors on any deficiencies that it may find in the Bank’s operations. The FDIC also has the authority to examine the Bank in its role as the administrator of the Savings Association Insurance Fund (“SAIF”). The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by both federal, and to a lesser extent, state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage requirements. The OTS enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Any change in such laws or regulations, whether by the FDIC, the OTS or the Congress, could have a material adverse impact on our operations.

        Savings and Loan Holding Company Regulation. The Company, a Wisconsin corporation and the holding company for the Bank, is a registered savings and loan holding company under the Home Owners’ Loan Act (“HOLA”). The HOLA generally permits a savings and loan holding company to engage in activities which are unrelated to the operation of a savings and loan association, provided the holding company controls only one savings and loan association and such association meets the Qualified Thrift Lender Test. The Company currently controls only one savings and loan association, the Bank, which at December 31, 2005, met the Qualified Thrift Lender Test.

        Generally, the HOLA prohibits a savings and loan holding company, such as us, directly or indirectly, from: (a) acquiring control (as defined) of a savings institution (or holding company thereof) without prior OTS approval; (b) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior OTS approval; (c) acquiring through a merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets of another savings institution (or holding company thereof) without prior OTS approval; or (d) acquiring control of an uninsured institution. A savings and loan holding company may not acquire, as a separate subsidiary, a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except: (a) in the case of certain emergency acquisitions approved by the FDIC; (b) if the holding company controlled (as defined) such savings institution as of March 5, 1987; or (c) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company’s voting shares may, except with the prior approval of the OTS, acquire control of any savings institution which is not a subsidiary of such holding company.

        Federal Deposit Insurance Corporation. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions after giving the OTS an opportunity to take such action.

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

        The Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose purpose is to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as a collection agent for the FICO. The FICO assessment rate, currently .0132% of insured deposits, is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2019.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

        Regulatory Capital Requirements. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the OTS adopted regulations implementing new capital standards applicable to all savings associations, including the Bank. Such capital standards require that savings associations maintain: (a) capital of not less than 1.5% of adjusted total assets (Tangible Capital); (b) core (Tier 1) capital of not less than 4% of adjusted total assets; and (c) total risk-based capital of not less than 8% of risk-weighted assets. As of December 31, 2005, the Bank met all regulatory capital requirements. The OTS is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis.

        Under the tangible capital requirement, a savings bank must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage servicing rights.

        Under the Core (Tier 1) capital requirement adopted by the OTS, savings banks must maintain “core capital” in an amount equal to at least 3.0% of adjusted total assets. Core (Tier 1) capital consists of: common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock, certain non-withdrawable and pledged deposits; and minority interests in the equity accounts of consolidated subsidiaries plus purchased mortgage servicing rights valued at the lower of 90% of fair value, 90% of original cost or the current amortized book value as determined in conformity with U.S. generally accepted accounting principles (“GAAP”), and “qualifying supervisory goodwill”, less non-qualifying intangible assets.

        Under the risk-based capital requirement, a savings bank must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. The amount of supplementary capital that can be included is limited to 100% of core capital.

        Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. However, in calculating regulatory capital, institutions can add back unrealized losses and deduct unrealized gains net of taxes, on debt securities reported as a separate component of capital calculated according to GAAP.

        OTS regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the Bank’s level of ownership, including the assets of includable subsidiaries in which the Bank has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 2005, the Bank had $1.4 million of investments subject to a deduction from tangible capital.

        Under current OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital calculated according to GAAP.

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

        At December 31, 2005, the Bank exceeded all of its regulatory capital requirements. For more information see “Note 17 – Regulatory Capital Requirements” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K.

        Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. FDICIA further provides the OTS with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying management fees to controlling persons if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements.

        Under FDICIA, an institution is deemed to be: (a)“well capitalized” if its risk-based capital ratio is 10.0% or more, its Tier 1 risk-based capital ratio is 6.0% or more, its core (Tier 1) capital ratio is 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (b) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (c) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (d) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; or (e) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

        At December 31, 2005, the Bank met the standards for a “well capitalized” institution.

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

        Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution: (a) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (b) the institution would not be at least adequately capitalized following the distribution; (c) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or (d) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

        Furthermore, the OTS will evaluate a branching applicant’s record of compliance with the Community Reinvestment Act of 1977 (“CRA”). An unsatisfactory CRA record may be the basis for denial of a branching application.

        Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the CRA and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the fair lending laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank’s current CRA rating is satisfactory.

        Loans-to-One Borrower Limitations. As a federal savings bank, we are limited in the amount of loans we can make to any one borrower. This amount is equal to 15% of our unimpaired capital and surplus (this amount was approximately $45.4 million at December 31, 2005), although we are permitted to lend up to an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. Our aggregate loans to any one borrower have been within these limits for the year ended December 31, 2005.

        Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test (“QTL Test”) to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL Test by either qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code or by meeting the second criteria of the QTL Test set forth in Section 10(m) of the HOLA. A savings institution that does not meet the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (a) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (b) the branching powers of the institution shall be restricted to those of a national bank; (c) the institution shall not be eligible to obtain any new advances from its FHLBank other than special liquidity advances with the approval of the OTS; and (d) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a qualified thrift lender, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLBank advances (subject to safety and soundness considerations).

        Currently, the portion of the QTL Test that is based on Section 10(m) of the HOLA rather than the Internal Revenue Code requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLBank and direct or indirect obligations of the FDIC. Small business loans, credit card loans and student loans are also included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of loans for personal, family and household purposes (other than credit card loans and educational loans); and stock issued by FNMA or FHLMC. Portfolio assets consist of total assets minus the sum of: (a) goodwill and other intangible assets; (b) property used by the savings institution to conduct its business; and (c) liquid assets up to 20% of the institution’s total assets. At December 31, 2005, approximately 73.3% of the portfolio assets of the Bank were qualified thrift investments.

        Federal Reserve System. The Bank is subject to various regulations promulgated by the Federal Reserve, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Funds Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds), and Regulation DD (Truth in Savings). Regulation D requires noninterest-bearing reserve maintenance in the form of either vault cash or funds on deposit at Federal Reserve Bank of Kansas City or another designated depository institution in an amount calculated by formula. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. At December 31, 2005, the Bank was in compliance with these reserve requirements.

        Savings banks are authorized to borrow from a Federal Reserve Bank (“FRB”) “discount window,” but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLBank advances, before borrowing from a Federal Reserve Bank.

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

        In addition, under OTS regulations, a savings institution may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings institution may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings institution and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a fair value of at least 100% (depending on the type of collateral) of the amount of the loan or extension of credit.

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

        The Sarbanes-Oxley Act. In July 2002, the Sarbanes-Oxley Act of 2002 (“SOA”) was enacted in response to public concerns regarding corporate accountability. The goals of the SOA are to increase corporate responsibility, to provide enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to securities laws. The SOA represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The SOA generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Act of 1934, as amended.

        The U.S.A. Patriot Act. In December 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) became effective. The USA Patriot Act is designed to combat money laundering and terrorist financing while protecting the United States financial system. The USA Patriot Act imposes enhanced policy, record keeping and due diligence requirements on domestic financial institutions. The USA Patriot Act also amended the Bank Secrecy Act to facilitate access to customer account information by government officials while immunizing banks from liability for releasing such information. Among other requirements, Title III of the USA Patriot Act and related OTS regulations impose the following requirements with respect to financial institutions:

•	Establishment of anti-money laundering programs;
•	Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;
•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and
•	Prohibition on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

        In addition, bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Item 1A. Risk Factors

        In addition to other information contained in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or results of operations.

        If the interest payments on our interest-bearing liabilities increase relative to the interest we earn on our interest-earning assets, our net interest income may decline. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, a significant increase in market interest rates could adversely affect net interest income. Conversely, a significant decrease in market interest rates could result in increased net interest income. We seek to manage our exposure to interest rate fluctuations, however, changes in market interest rates are neither predictable or controllable and may have an adverse impact on our earnings and financial condition.

        Prevailing interest rates may significantly affect the overall demand for loans and could also impact the extent to which borrowers repay and refinance loans. Loan prepayments and refinancings, as well as prepayments of mortgage-backed securities, may increase in a declining interest rate environment. Call provisions associated with our investment in U.S. government securities and agency obligations and corporate securities may also negatively impact net interest income in a declining interest rate environment. Such prepayment, refinancing and security call activity may negatively impact the yield of our loan portfolio and investment and mortgage-backed security portfolios as we would reinvest the prepaid funds in a lower interest rate environment. Additionally, adjustable-rate mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount interest rates can increase or decrease at repricing dates.

        In a low interest rate environment, our level of core deposits may decline if our depositors seek higher yielding instruments or other investment products we are unable to offer. This may increase our cost of funds and decrease our net interest margin to the extent that alternative funding sources are utilized to fund our business activities. In an increasing interest rate environment, depositors tend to prefer longer term, higher costing time deposits which could adversely affect our net interest income if rates were to subsequently decline.

        Our focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity increases our exposure to credit risk. These loans include second mortgage residential, multi-family residential, commercial real estate and land, construction, business, agricultural, warehouse mortgage lines of credit and consumer loans. These loans generally involve a greater degree of risk than fully-underwritten one-to-four family residential loans and typically have higher principal payments. Repayment of multi-family residential, commercial real estate and land, construction and agricultural loans generally is dependent upon sufficient income from the property to cover operating expenses and debt service. Our investment in construction loans significantly increased during the years ended December 31, 2005 and 2004. Risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the property’s value when completed or developed compared to the projected cost (including interest) of the construction and other assumptions, including the approximate time to sell or lease the properties. Additionally, changes in the local economies in which loan collateral resides, which is outside of the control of the lender and borrower, could also affect the value of the collateral for the loan or the future cash flow of the affected property and result in a higher level of nonperforming loans.

        An inadequate allowance for loan losses could adversely affect our results of operations. We are exposed to the risk that our customers may be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure full repayment. We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses which is based on our historical loan loss experience for each group of loans as further adjusted for specific factors, including the following:

•	Trends and levels of delinquent, nonperforming or "impaired" loans;
•	Trends and levels of charge-offs and recoveries;
•	Trends in volume and underwriting terms or guarantees for loans;
•	Impact of changes in underwriting standards, risk tolerances or other changes in lending practices;
•	Changes in the value of collateral securing loans;

•	Total loans outstanding and the volume of loan originations;
•	Type, size, terms and geographic concentration of loans held;
•	Changes in qualifications or experience of the lending staff;
•	Changes in local or national economic or industry conditions;
•	Number of loans requiring heightened management oversight;
•	Changes in credit concentration; and
•	Changes in regulatory requirements.

        If our evaluation is incorrect and borrower defaults cause losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We can make no assurances that our allowance for loan losses will be adequate to cover loan losses inherent in our portfolio.

        Competition could result in our loan portfolios and deposit base declining. We face increasing competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, some of which have greater financial resources, name recognition and market presence than us, and all of which are our competitors. Particularly intense competition exists for deposits and in all of the lending products we currently offer. Our competition for loans comes primarily from commercial banks, savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Our most direct competition for deposits historically has come from commercial banks, savings banks, savings and loan associations and credit unions. In addition, we face competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. As a result of the competitive environment in which we operate, no assurances can be given that we will be able to continue to increase our loan portfolio and deposit base.

        If economic conditions decline, our financial condition and results of operations could be adversely affected. Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, governmental policies of the communities in which we do business and actions of regulatory authorities. A decline in the local or national economy could adversely affect our financial condition and results of operations, including through a decreased demand for loans or increased competition for loans, increased nonperforming loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned.

        Negative conditions in the real estate markets where collateral for our mortgage loans are located could adversely affect our borrower’s ability to repay and the value of the collateral. Real estate values are affected by various factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters.

        Legislative and regulatory issues could adversely affect our financial condition and results of operations. We are subject to extensive regulation, supervision and examination by the OTS as our primary federal regulator, and by the FDIC, which insures our deposits. As a member of the FHLBank, we must also comply with applicable regulations of the Federal Housing Finance Board and the FHLBank. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our activities are also regulated under consumer protections laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse affect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

        We currently operate 68 banking offices in Nebraska (56), Iowa (9) and Kansas (3) of which 52 are owned by us and 16 are under operating leases. Additionally, we operate three loan production offices located in Colorado, two loan production offices located in North Carolina and one loan production office in each of Arizona, Florida, Minnesota and Nevada all of which are under operating leases. We own our corporate headquarters located in Lincoln, Nebraska.

        For further information regarding our properties, see “Note 18 – Lease Commitments” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

        Except litigation relating to certain goodwill claims against the United States (“U.S.”) described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our consolidated financial condition or consolidated results of operations.

        In August 1995, we commenced litigation in the United States Court of Federal Claims (“Claims Court”) claiming that the U.S. breached its contract with us and has unlawfully taken our property without just compensation or due process of law. As described below, our claims arose from changes to the rules for computing our regulatory capital that were required by the adoption of the FIRREA.

        Pursuant to FIRREA, which became effective in December 1989, the OTS was created as the successor to the Federal Home Loan Bank Board (“FHLBB”) to regulate federally-insured savings institutions. At such time, we had $30.0 million of supervisory goodwill remaining from three supervisory mergers we completed in 1982. At the time of these mergers, the FHLBB agreed we could include the supervisory goodwill as capital for purposes of meeting our regulatory capital requirements. The regulatory goodwill was to be amortized over a 25-year period. As a result of regulations adopted by the OTS implementing FIRREA, we had to exclude immediately all of our supervisory goodwill from the calculation of our tangible capital and had to phase out the inclusion of this goodwill in the calculation of our core and risk-based capital requirements over a five-year period. We believe that the adoption of the capital regulations by the OTS implementing FIRREA constituted a breach by the U.S. of its contractual commitment regarding the regulatory capital treatment of our supervisory goodwill.

        Our case was initially stayed pending resolution on appeal of a series of cases (United States v. Winstar Corporation) (“Winstar Cases”). In July 1996, the United States Supreme Court ruled in the Winstar Cases that FIRREA’s provisions changing the accounting for supervisory goodwill constituted a breach of FHLBB contractual agreements with these institutions regarding the treatment of supervisory goodwill.

        On May 19, 2003, a four-day trial related solely to issues of liability commenced in the U.S. Court of Federal Claims in Washington D.C. On November 6, 2003, the Court held the U.S. liable to the Bank for breach of contract with regard to one of three supervisory mergers, but absolved the U.S. of liability in connection with the other two merger transactions. A motion for reconsideration of the Court’s liability decision with respect to the one merger on which we prevailed was filed by the U.S. and was subsequently denied by the Court of Federal Claims on April 28, 2004. We subsequently filed a motion for reconsideration concerning the portion of the Court’s liability ruling absolving the government of liability in the other two transactions, which was based on an opinion issued by the United States Court of Appeals for the Federal Circuit in March 2005. The Court of Federal Claims denied our motion for reconsideration by order entered October 20, 2005.

        Discovery on the issue of damages has been completed, including the submission of written opinions and depositions of expert witnesses for both the U.S. and the Bank. To conform to the Court of Federal Claims’ ruling finding the U.S. liable on only one of the three claims, we now seek a reduced amount of lost profit damages in the amount of $29.6 million which correspond to the percentage that the amount of remaining supervisory goodwill in the one supervisory merger as to which the Court held the government breached its contract bears in relation to the entire amount of remaining goodwill at the time of the breach. On January 7, 2005, the U.S. filed a motion for summary judgment contending that we could not recover damages as a matter of law. In an order entered on November 15, 2005, the Court denied the government’s motion for summary judgment on our lost profits damage claim, but granted the government’s motion with respect to our alternate damage calculation, which sought $13.1 million for the cost to replace the value of the lost goodwill.

        At the trial court level, only the issue regarding the amount of damages remains to be determined. In an order entered January 6, 2006, the Court scheduled the trial on our lost profits damages claim to begin on May 22, 2006, and to continue for eight business days. We are currently in the process of preparing for trial.

        The U.S. continues its litigation strategy of claiming that no damages have been suffered and therefore it will not settle most of the pending goodwill cases, including ours. There can be no assurance as to the type or amount of damages, if any, that we may recover or the timing, if we are successful, for receipt by us of any damages from the U.S. Government.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock trades on the Nasdaq National Market under the symbol “TONE.” As of December 31, 2005, we had 1,619 shareholders of record which does not include those persons or entities holding stock in nominee or “street” name through brokerage firms or others. The following table shows the high and low bid prices of our common stock during the periods indicated as well as the period end closing sales price and the dividend paid each quarter.

	2005				2004

	High	Low	Close	Dividend	High	Low	Close	Dividend

First Quarter	$25.75	$23.25	$23.50	$0.05	$23.88	$22.05	$23.46	$0.05
Second Quarter	28.23	22.15	27.13	0.06	23.58	19.75	21.51	0.05
Third Quarter	29.81	25.88	26.31	0.06	23.34	19.87	23.06	0.05
Fourth Quarter	31.61	24.50	29.41	0.06	25.94	21.60	24.85	0.05

        The following table details our purchases of common stock during the three months ended December 31, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 2005
Beginning Date - October 1, 2005
Ending Date - October 31, 2005	967	$28.62	967	1,680,043
November 2005
Beginning Date - November 1, 2005
Ending Date - November 30, 2005	--	--	--	1,680,043
December 2005
Beginning Date - December 1, 2005
Ending Date - December 31, 2005	--	--	--	1,680,043

Total shares purchased during the
three months ended December 31, 2005	967	$28.62

*	Information related to our publicly announced plan authorizing purchases of common stock during the three months ended December 31, 2005, is as follows:

Date Purchase Plan Announced	Approved for Purchase	Expiration Date of Purchase Plan
July 27, 2004	1,828,581	No stated expiration date

Item 6. Selected Financial Data

	At or For the Year Ended December 31,
(Dollars in thousands except per share data)	2005	2004	2003	2002	2001
Selected Statement of Income Data:
Total interest income	$177,343	$124,980	$110,820	$104,941	$105,145
Total interest expense	72,428	47,769	40,871	44,221	57,185

Net interest income	104,915	77,211	69,949	60,720	47,960
Provision for loan losses	6,436	4,887	4,271	4,695	3,997

Net interest income after provision
for loan losses	98,479	72,324	65,678	56,025	43,963

Total noninterest income	26,585	23,905	19,859	13,111	11,286
Total noninterest expense	72,450	58,212	47,520	45,669	34,946

Income before income taxes	52,614	38,017	38,017	23,467	20,303
Income tax expense	19,782	14,152	14,202	8,501	7,261

Net income	$32,832	$23,865	$23,815	$14,966	$13,042

Net income per common share, basic	$2.02	$1.42	$1.18	$0.10 (1)	$--
Net income per common share, diluted	$1.97	$1.39	$1.16	$0.10 (1)	$--
Dividends declared per common share	$0.23	$0.20	$--	$--	$--

Selected Financial Condition Data:
Total assets	$3,222,275	$3,048,081	$2,207,868	$1,945,535	$1,570,013
Cash and cash equivalents	88,034	70,030	34,901	33,037	34,441
Investment securities	102,725	127,883	43,657	30,703	44,745
Mortgage-backed securities	19,752	36,175	15,712	30,369	46,287
Net loans after allowance for loan losses	2,813,800	2,628,155	2,016,596	1,774,248	1,393,439
Deposits	2,038,319	1,864,761	1,216,763	1,128,880	1,096,242
FHLBank Topeka advances and
other borrowings	814,924	841,666	645,696	418,329	303,315
Stockholders’ equity	308,867	277,023	295,089	339,896	121,755

Selected Operating Ratios:
Average yield on interest-earning assets	6.05%	5.33%	5.51%	6.60%	7.54%
Average rate on interest-bearing liabilities	2.72%	2.31%	2.46%	3.23%	4.50%
Average interest rate spread	3.33%	3.02%	3.05%	3.37%	3.04%
Net interest margin	3.58%	3.29%	3.48%	3.82%	3.44%
Average interest-earning assets to
average interest-bearing liabilities	110.10%	113.29%	120.94%	116.28%	109.77%
Net interest income after provision for
loan losses to noninterest expense	135.93%	124.24%	138.21%	122.68%	125.80%
Total noninterest expense to average assets	2.31%	2.35%	2.26%	2.75%	2.42%
Efficiency ratio (2)	53.70%	56.95%	52.91%	61.86%	58.98%
Return on average assets	1.05%	0.96%	1.13%	0.90%	0.90%
Return on average equity	11.28%	8.53%	7.04%	7.80%	11.36%
Average equity to average assets	9.29%	11.29%	16.11%	11.56%	7.96%
Return on tangible equity (3)	13.58%	9.08%	7.04%	7.80%	11.36%

(1) Information applicable to post stock conversion period only. We completed our initial public offering on October 1, 2002.
(2) Efficiency ratio is calculated as total noninterest expense, less amortization expense of intangible assets, as a percentage of the sum of net interest income and noninterest income.
(3) Return on tangible equity is calculated as annualized net income as a percentage of average stockholders’
adjusted for goodwill and other intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management Strategy

        In an effort to increase our profitability, we implemented an evolutionary plan to grow and diversify our operations to become a regional community bank. In our Primary Banking Market Area we have endeavored to position ourselves as a local alternative to national and super-regional competitors. In addition, we have availed ourselves of additional loan opportunities outside our Primary Banking Market Area and have selectively entered into relationships with other financial institutions throughout the United States to purchase whole loans or participation interests in loans, particularly commercial real estate and land and construction loans. Additionally, we have opened or acquired loan production offices in high growth cities of the United States in an effort to strategically supplement our loan origination activities.

Highlights of our long-term management strategy are as follows:

•	Continuing Our Controlled Growth and Expanding Our Franchise. We have increased our total assets in each of the past five years. During this previous five-year period, total assets have increased by $1.9 billion to $3.2 billion. In addition, we believe that our conversion from mutual to stock form in October 2002 facilitated our ability to expand our franchise. We have also executed a strategic acquisition plan designed to strengthen market share in our Primary Banking Market Area as well as to build our lending presence in growing metropolitan areas outside of our Primary Banking Market Area.

•	Building Our Loan Portfolio to Increase Yields and/or Reduce Interest Rate Risk. We have focused on increasing our holdings of loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. At December 31, 2005, our second mortgage residential, multi-family residential, commercial real estate and land, construction, business, agricultural, warehouse mortgage lines of credit and consumer loans amounted to $3.1 billion in the aggregate or 89.0% of our total loan portfolio. This compares to $667.7 million, or 55.2%, of total loans at December 31, 2000. We generally sell fixed-rate, one-to-four family residential loans into the secondary market, with servicing retained.

•	Emphasizing Growth of Our Core Deposits and Minimizing Our Cost of Funds. Our core deposits, consisting of checking, money market and savings accounts, have increased from $487.2 million at December 31, 2000 to $932.2 million at December 31, 2005. We continue our emphasis on increasing the number of core checking account relationships, which during the five-year period ended December 31, 2005, have grown by 159.1% from 36,700 to 95,100. Establishment of additional core relationships, including consumer and business banking relationships, provide new opportunities to sell other profitable products and services and increase market share. Our average rate paid on interest-bearing deposits for the years ended December 31, 2005 and 2000 was 2.29% and 5.03%, respectively.

•	Increasing Our Fee Income and Expanding Our Products and Services.Noninterest income increased by $20.0 million, or 304.3%, to $26.6 million for the year ended December 31, 2005 compared to $6.6 million for the year ended December 31, 2000. The increase primarily reflects increased fee income due largely to an increase in the number of core deposit accounts. We have been pro-active in our efforts to increase noninterest income, largely by increasing the number of customers that we serve in our Primary Banking Market Area as well as increasing the number of our financial products that our customers utilize. We expect our employees to cross-sell our financial products and services to customers and we provide them with economic incentives to do so. Our efforts have also included redesigning a number of our banking offices to be retail sales centers, which have a floor plan we believe is more conducive to cross-selling of products. We consistently search for new products and services that serve the needs of our customers. In the past five years, we have introduced on-line banking, a “High Performance”checking program, indirect automobile lending, business checking and an expanded business loan program.

•	Maintaining Asset Quality and Efficiency. We believe that superior asset quality and efficiency is key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which we believe are conservative. Although we are an acquirer of mortgage loans and participation interests in loans from outside our Primary Lending Market Area, we generally apply our own underwriting standards to all such loans. Total nonperforming assets have remained relatively low as our asset base has grown and diversified. Our ratio of nonperforming assets to total assets at December 31, 2005 was 0.52% compared to 0.39% at December 31, 2000. We also continually strive to enhance operational efficiencies to improve financial performance. As a result, our efficiency ratio has improved to 53.70% for the year ended December 31, 2005 compared to 58.74% for the year ended December 31, 2001.

Critical Accounting Policies

        See “Note 1 – Summary of Significant Accounting Policies” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K for a summary of our significant accounting policies. Various elements of our accounting policies, by nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, judgments regarding goodwill and other intangible assets, valuation of mortgage servicing rights, valuation and measurement of derivatives and commitments and evaluation of investment and mortgage-backed securities for impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

        Allowance for Loan Losses. We have identified the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts could be reported under different, but reasonably plausible, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in:

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

        We establish provisions for loan losses, which are charges to our operating results, in order to maintain a level of total allowance for loan losses that, in management’s belief, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management reviews the loan portfolio no less frequently than quarterly in order to identify those inherent losses and to assess the overall collection probability of the loan portfolio. Management’s review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. The evaluation process includes, among other things:

•	Trends and levels of delinquent, nonperforming or "impaired" loans;
•	Trends and levels of charge-offs and recoveries;
•	Trends in volume and underwriting terms or guarantees for loans;
•	Impact of changes in underwriting standards, risk tolerances or other changes in lending practices;
•	Changes in the value of collateral securing loans;
•	Total loans outstanding and the volume of loan originations;
•	Type, size, terms and geographic concentration of loans held;
•	Changes in qualifications or experience of the lending staff;
•	Changes in local or national economic or industry conditions;
•	Number of loans requiring heightened management oversight;

•	Changes in credit concentration; and
•	Changes in regulatory requirements.

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

        The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specific loans identified by the credit review function that are evaluated individually for impairment and are considered to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by:

•	The fair value of the collateral if the loan is collateral dependent;
•	The present value of expected future cash flows; or
•	The loan•s observable market price.

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

        Goodwill and Other Intangible Assets. Goodwill represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired in connection with the August 27, 2004 acquisition of UNFC. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible balances are not being amortized, but are tested for impairment annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires intangible assets with estimated useful lives to be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

        Our policy is to evaluate annually the carrying value of our reporting unit goodwill and identifiable assets not subject to amortization. Goodwill was established in connection with the UNFC acquisition and was supported by third-party valuations as of August 27, 2004.

        We have identified a single reporting unit for purposes of goodwill impairment testing. The impairment test is therefore performed on a consolidated basis. We perform our goodwill impairment analysis on an annual basis during the third quarter. Additional impairment analysis may be performed if circumstances or events occur which may have an impact on the fair value of our goodwill. Generally, fair value represents a multiple of earnings or discounted projected cash flows. Potential impairment is indicated when the carrying value of the entity, including goodwill, exceeds its fair value. If potential for impairment exists, the fair value of the entity is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the entity’s goodwill. Impairment loss is recognized for any excess of the carrying value of the entity’s goodwill over the implied fair value. We performed our impairment analysis as of September 30, 2005 and concluded that no potential impairment of goodwill existed as the fair value of our goodwill exceeded its carrying value.

        The value of core deposit intangible assets acquired in connection with the UNFC transaction are included in the Consolidated Statements of Financial Condition as other intangible assets. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition, account runoff, alternative funding costs, deposit servicing costs and discount rates. The core deposit intangible has been estimated to have a 10-year life with an accelerated rate of amortization.

        We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to the identifiable intangible assets. For the years ended December 31, 2005 and 2004, no events or circumstances triggered an impairment charge against our core deposit intangible assets.

        Mortgage Servicing Rights. We capitalize the estimated value of mortgage servicing rights upon the sale of loans. The estimated value takes into consideration contractually known amounts, such as loan balance, term and interest rate. These estimates are impacted by loan prepayment speeds, servicing costs and discount rates used to present value the cash flow stream. We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value and could require us to record a valuation allowance or recovery. The fair value of mortgage servicing rights is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of mortgage servicing rights. Generally, as interest rates decline, prepayments accelerate with increased refinance activity, which results in a decrease in the fair value. As interest rates rise, prepayments generally slow, which results in an increase in the fair value. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of fair value is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different point in time.

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

        To mitigate the effect of interest rate risk inherent in providing loan commitments, we hedge our commitments by entering into mandatory or best efforts delivery forward sale contracts. These forward contracts are marked-to-market through earnings and are not designated as accounting hedges under SFAS No. 133. The change in the fair value of loan commitments and the change in the fair value of forward sales contracts generally move in opposite directions and, accordingly, the impact of changes in these valuations on net income during the loan commitment period is generally inconsequential.

        Although the forward loan sale contracts also serve as an economic hedge of loans held for sale, forward contracts have not been designated as accounting hedges under SFAS No. 133 and, accordingly, loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

        Investment Securities. We evaluate our available for sale and held to maturity investment securities for impairment on a quarterly basis. An impairment charge in the Consolidated Statements of Income is recognized when the decline in the fair value of investment securities below their cost basis is judged to be other-than-temporary. Various factors are utilized in determining whether we should recognize an impairment charge, including, but not limited to, the length of time and extent to which the fair value has been less than its cost basis and our ability and intent to hold the investment security for a period of time sufficient to allow for any anticipated recovery in fair value.

Comparison of Financial Condition at December 31, 2005 and 2004

        Assets. At December 31, 2005, our total assets were $3.2 billion, an increase of $174.2 million, or 5.7%, compared to $3.0 billion at December 31, 2004. The increase in total assets during 2005 was primarily the result of a $189.7 million increase in net loans and an $18.0 million increase in cash and cash equivalents partially offset by a $41.6 million decrease in investment and mortgage-backed securities.

        Investment Securities. Our available for sale investment securities totaled $102.6 million at December 31, 2005, a $25.1 million, or 19.7%, decrease compared to $127.8 million at December 31, 2004. The decrease in our available for sale investment securities was primarily the result of $24.4 million of maturities and securities sales resulting in $3.2 million in sales proceeds partially offset by security purchases of $4.5 million.

        Mortgage-Backed Securities. Our mortgage-backed securities portfolio decreased $16.4 million, or 45.4%, to $19.8 million at December 31, 2005 compared to $36.2 million at December 31, 2004. The decrease was primarily the result of $15.9 million in principal payments received.

        Loans Receivable. Net loans increased $189.7 million, or 7.1%, to $2.8 billion at December 31, 2005 compared to $2.7 billion at December 31, 2004. During 2005, we originated $5.5 billion of loans and purchased $1.1 billion of loans which was partially offset by $5.9 billion of principal repayments and $259.4 million of loan sales.

	At December 31,
(Dollars in thousands)	2005	2004	Increase (Decrease)	% Change
One-to-four family residential (1)	$384,722	$418,270	$(33,548)	(8.02)%
Second mortgage residential	160,208	255,222	(95,014)	(37.23)
Multi-family residential	166,579	142,454	24,125	16.94
Commercial real estate and land	692,420	597,114	95,306	15.96
Residential construction	943,378	601,075	342,303	56.95
Commercial construction	351,767	282,399	69,368	24.56
Agriculture	57,008	66,830	(9,822)	(14.70)
Business	177,592	142,675	34,917	24.47
Agriculture - operating	72,518	71,223	1,295	1.82
Warehouse mortgage lines of credit	95,174	132,928	(37,754)	(28.40)
Consumer	407,113	379,020	28,093	7.41

Total loans	3,508,479	3,089,210	419,269	13.57

Unamortized premiums, discounts
and deferred loan fees	4,778	7,228	(2,450)	(33.90)
Undisbursed portion of construction and
land development loans in process	(668,587)	(441,452)	(227,135)	51.45

Net loans	$2,844,670	$2,654,986	$189,684	7.14%

(1) Includes loans held for sale.

        The increases in multi-family residential, commercial real estate and land, construction, business and consumer loans is primarily the result of our ongoing strategy to build a loan portfolio to increase yields and reduce interest rate risk by focusing on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. The increases in our residential and commercial construction loans reflects our increased origination capabilities realized through the opening of nine loan production offices in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. The decrease in our one-to-four family residential loans is primarily the result of decreased demand for adjustable-rate residential mortgage loans. Generally, we originate adjustable-rate mortgage loans for retention in our portfolio while selling substantially all fixed-rate, one-to-four family residential loans. The decline in our second mortgage residential portfolio is primarily the result of loan repayments and prepayments. The decline in our warehouse mortgage lines of credit reflects a reduction in mortgage financing activity during the fourth quarter of 2005.

        Allowance for Loan Losses. The allowance for loan losses increased $4.0 million, or 15.1%, to $30.9 million at December 31, 2005 compared to $26.8 million at December 31, 2004. We made a provision for loan losses of $6.4 million for the year ended December 31, 2005 compared to $4.9 million during the year ended December 31, 2004, an increase of $1.5 million or 31.7%. Nonperforming loans increased $4.2 million, or 40.8%, to $14.4 million at December 31, 2005 compared to $10.2 million at December 31, 2004. The increase in nonperforming loans is primarily the result of three multi-family residential loans totaling $3.3 million and one commercial real estate and land loan of $915,000 being classified as impaired at December 31, 2005. Net charge-offs were $2.4 million during the year ended December 31, 2005, an increase of $534,000, or 28.7%, compared to net charge-offs of $1.9 million during the year ended December 31, 2004. Our allowance for loan losses as a percentage of nonperforming loans declined to 214.30% at December 31, 2005 compared to 262.23% at December 31, 2004. The ratio of the allowance for loan losses to net loans increased to 1.09% at December 31, 2005 compared to 1.01% at December 31, 2004. The increase is primarily attributable to the three multi-family residential and one commercial real estate and land loans previously discussed.

        Premises and Equipment. Premises and equipment increased $1.3 million, or 3.4%, to $39.5 million at December 31, 2005 compared to $38.2 million at December 31, 2004. The increase is attributable to $5.7 million in asset additions which was partially offset by depreciation and amortization expense of $3.6 million. Significant additions during 2005 included property acquired for the construction of new, full-service banking facilities in Omaha and Hastings, Nebraska which are expected to be completed during early 2006.

        FHLBank Stock. FHLBank stock totaled $58.5 million at December 31, 2005, an increase of $4.2 million, or 7.8%, compared to $54.3 million at December 31, 2004.

        Goodwill and Other Intangible Assets. Goodwill totaled $42.3 million at December 31, 2005 and 2004 and relates to the 2004 acquisition of UNFC.  Other intangible assets declined $1.8 million, or 15.5%, to $10.0 million at December 31, 2005 compared to $11.9 million at December 31, 2004. This amount relates to core deposit intangible assets recorded as a result of the UNFC acquisition. The decline was related to amortization during the year ended December 31, 2005.

        Other Assets. Other assets increased $4.8 million, or 20.6%, to $28.5 million at December 31, 2005 compared to $23.6 million at December 31, 2004. At December 31, 2005, the largest item recorded in other assets was net servicing assets of $11.7 million. The remainder consists of prepaid expenses, miscellaneous receivables and other miscellaneous assets.

        Deposits. Total deposits increased $173.6 million, or 9.3%, to $2.0 billion at December 31, 2005 compared to $1.9 billion at December 31, 2004.

	At December 31,
(Dollars in thousands)	2005	2004	Increase (Decrease)	% Change
Noninterest-bearing checking	$138,578	$112,216	$26,362	23.49
Savings	57,037	79,546	(22,509)	(28.30)
Interest-bearing checking	398,094	414,093	(15,999)	(3.86)
Money market	338,518	291,111	47,407	16.28
Time deposits	1,106,092	967,795	138,297	14.29

Total deposits	$2,038,319	$1,864,761	$173,558	9.31%

        Our retail generated time deposits increased $185.0 million, or 21.9%, to $1.0 billion at December 31, 2005 compared to $843.2 million at December 31, 2004. The increase in retail generated time deposits was partially offset by a $46.7 million, or 37.4%, decline in brokered time deposits. Our brokered time deposits totaled $78.0 million at December 31, 2005 compared to $124.6 million at December 31, 2004. The increase in our time deposits during 2005 was the result of a rising interest rate environment and marketing promotions designed to attract new deposit accounts and establish new customer relationships. The weighted average rate of our time deposits was 3.52% at December 31, 2005 compared to 2.77% at December 31, 2004. Our transaction accounts (checking, savings and money market) totaled $932.2 million at December 31, 2005, an increase of $35.3 million, or 3.9%, compared to $897.0 million at December 31, 2004.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $814.9 million at December 31, 2005, a decrease of $26.7 million, or 3.2%, compared to $841.7 million at December 31, 2004. The weighted average interest rate on our FHLBank advances and other borrowings was 3.77% at December 31, 2005, an increase of 52 basis points compared to 3.25% at December 31, 2004. During 2005, we utilized our increased deposits, investment and mortgage-backed security repayments and income from operations to fund loan originations and purchases.

        Accrued Expenses and Other Liabilities. Our accrued expenses and other liabilities totaled $28.0 million at December 31, 2005, a decrease of $3.7 million, or 11.8%, compared to $31.8 million at December 31, 2004. The primary items comprising accrued expenses and other liabilities are accrued taxes payable, deferred compensation agreements, loan servicing payments, end-lender loan payments associated with our warehouse mortgage lines of credit and other miscellaneous accrued expenses.

        Stockholders’ Equity. At December 31, 2005, stockholders’ equity totaled $308.9 million, an increase of $31.8 million, or 11.5%, compared to $277.0 million at December 31, 2004. The increase in stockholders’ equity primarily reflects net income of $32.8 million during the year ended December 31, 2005, $4.0 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”) and $3.1 million related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”). These increases were partially offset by the repurchase of 148,538 shares of our outstanding common stock at a cost of $3.6 million and $3.8 million in cash dividends paid to our stockholders.

        We paid cash dividends of $0.05 per common share on March 31, 2005 to shareholders of record on March 15, 2005 and $0.06 per common share on June 30, 2005, September 30, 2005 and December 31, 2005 to shareholders of record on June 15, 2005, September 15, 2005 and December 15, 2005, respectively.

        On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to 1,828,581 shares of our outstanding common stock. There is no stated expiration date for this authorization. We repurchased 148,538 shares of our outstanding common shares under this authorization during the year ended December 31, 2005. There were no repurchases under this authorization during the year ended December 31, 2004. At December 31, 2005, the total remaining common stock repurchase authority under this authorization is 1,680,043 shares.

Comparison of Financial Condition at December 31, 2004 and 2003

        Assets. Our total assets were $3.0 billion at December 31, 2004, an $840.2 million, or 38.1%, increase from December 31, 2003. The increase in total assets during 2004 was primarily the result of $304.3 million in net loans and $149.6 million of investment securities and FHLBank stock acquired from the UNFC acquisition in August 2004. Additionally, we purchased $134.4 million of residential construction loans from First Indiana Bank during the quarter ended December 31, 2004. Goodwill recorded in conjunction with the UNFC acquisition totaled $42.3 million at December 31, 2004.

        Investment Securities. Our available for sale investment securities totaled $127.8 million at December 31, 2004, an $84.2 million, or 193.6%, increase compared to $43.5 million at December 31, 2003. The increase in our available for sale investment securities was primarily due to $118.5 million of securities acquired from UNFC and security purchases of $14.0 million partially offset by maturities of $28.4 million and the sale of six securities resulting in $16.8 million in proceeds (including $461,000 in net gains on sales which includes a $135,000 impairment on FNMA equity securities).

        Mortgage-Backed Securities. Our mortgage-backed securities portfolio increased $20.5 million, or 130.2%, to $36.2 million at December 31, 2004 compared to $15.7 million at December 31, 2003. The increase was primarily the result of $29.8 million of mortgage-backed securities acquired from UNFC partially offset by $9.0 million of principal payments received.

        Loans Receivable. Net loans increased $618.8 million, or 30.4%, to $2.7 billion at December 31, 2004 compared to $2.0 billion at December 31, 2003. The primary reason for the increase in net loans was $304.3 million of net loans acquired from UNFC and $134.4 million of residential construction loans acquired from First Indiana Bank. Additionally, we originated $4.2 billion of loans and purchased $1.1 billion of loans during 2004 which was offset by $4.4 billion of principal repayments and $285.0 million of loan sales. The loan sales were primarily long-term, fixed-rate one-to-four family residential mortgages that are sold as a means of limiting interest-rate risk, while generating gains on sale of loans and servicing fee income in the future.

        Allowance for Loan Losses. The allowance for loan losses increased $7.2 million, or 37.0%, to $26.8 million at December 31, 2004 compared to $19.6 million at December 31, 2003. We acquired $4.2 million of allowance for loan losses as a result of the UNFC acquisition. Net charge-offs were $1.9 million during the year ended December 31, 2004, an increase of $70,000, or 3.9%, compared to net charge-offs of $1.8 million during the year ended December 31, 2003. We made a provision for loan losses of $4.9 million for the year ended December 31, 2004, an increase of $616,000, or 14.4%, compared to $4.3 million for the year ended December 31, 2003. Our allowance for loan losses as a percentage of nonperforming loans declined to 262.23% at December 31, 2004 compared to 541.65% at December 31, 2003. The ratio of the allowance for loan losses to net loans increased to 1.01% at December 31, 2004 compared to 0.96% at December 31, 2003.

        Premises and Equipment. Premises and equipment increased to $38.2 million at December 31, 2004 compared to $27.6 million at December 31, 2003, a $10.6 million or 38.5% increase. The primary reason for the increase was $7.9 million of assets acquired from UNFC and purchases of $5.9 million partially offset by depreciation and amortization of $3.2 million during the year ended December 31, 2004.

        Goodwill and Other Intangible Assets. We recorded $42.3 million of goodwill during 2004 related to the UNFC acquisition. We did not have any goodwill at December 31, 2003. Goodwill is subject to periodic impairment analysis which will be completed annually beginning in 2005. Additionally, other intangible assets totaled $11.9 million at December 31, 2004. This amount related to core deposit intangible assets recorded as a result of the UNFC acquisition.

        Other Assets. Other assets increased $1.0 million, or 4.5%, to $23.6 million at December 31, 2004 compared to $22.6 million at December 31, 2003. At December 31, 2004, the largest item recorded in other assets was net servicing assets of $10.5 million. The remainder consists of prepaid expenses, miscellaneous receivables and other miscellaneous assets.

        Deposits. Total deposits increased $648.0 million, or 53.3%, to $1.9 billion at December 31, 2004 compared to $1.2 billion at December 31, 2003. The increase in deposits at December 31, 2004 was due to an increase of $382.0 million in time deposits and an increase of $266.0 million in core deposits (checking, money market and savings accounts). The primary reason for our increase in time and core deposits was the acquisition of UNFC. Time deposits totaled $967.8 million at December 31, 2004, an increase of $382.0 million, or 65.2%, compared to $585.8 million at December 31, 2003. At December 31, 2004, our interest-bearing and noninterest-bearing checking accounts totaled $526.3 million in the aggregate, a $185.9 million, or 54.6%, increase from an aggregate of $340.4 million at December 31, 2003. Brokered time deposits totaled $124.6 million at December 31, 2004 compared to $65.5 at December 31, 2003.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $841.7 million at December 31, 2004, an increase of $196.0 million, or 30.4%, compared to $645.7 million at December 31, 2003. We utilized FHLBank advances to fund loan originations and purchases and to fund the UNFC acquisition. The issuance of $30.0 million of trust preferred securities at a variable interest rate indexed to the three-month LIBOR rate was completed during the second quarter of 2004. The securities, which are callable at par in June 2009 and mature in June 2034, were issued to provide funding for common stock repurchases and other general corporate purposes. At December 31, 2004, the weighted average cost of our FHLBank advances and other borrowings was 3.25% compared to 3.01% at December 31, 2003.

        Accrued Expenses and Other Liabilities. Our accrued expenses and other liabilities totaled $31.8 million at December 31, 2004, an increase of $8.9 million, or 39.0%, compared to $22.9 million at December 31, 2003. The primary items comprising accrued expenses and other liabilities are accrued taxes payable, deferred compensation agreements, loan servicing payments, end-lender loan payments associated with our warehouse mortgage lines of credit and other miscellaneous accrued expenses.

        Stockholders’ Equity. Our stockholders’ equity totaled $277.0 million at December 31, 2004 compared to $295.1 million at December 31, 2003, a decrease of $18.1 million or 6.1%. The decline in stockholders’ equity was attributable to the repurchase of 2,031,757 shares of our outstanding common stock in connection with a Board of Directors authorized stock repurchase program at an average purchase price of $21.99 per share and $3.4 million in dividends paid to our shareholders partially offset by net income of $23.9 million for the year ended December 31, 2004, $3.4 million related to common stock earned by participants in the ESOP and $2.8 million related to the amortization of common stock awards under the MRRP.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

        General. Our results of operations for the year ended December 31, 2005 were affected by our August 2004 acquisition of UNFC and the acquisition in November 2004 of four loan production offices from First Indiana Bank, which included $134.4 million of outstanding residential construction loans against forward commitments of $264.5 million. Our results of operations for the year ended December 31, 2005 include a full-year of operating results from the UNFC and First Indiana transactions. The UNFC transaction was completed in August 2004, thus, our results of operations for the year ended December 31, 2004 include four months of results related to the UNFC transaction. The First Indiana Bank transaction was completed in November 2004 and contributed only two months of results for the year ended December 31, 2004.

        Net Income. Our net income for the year ended December 31, 2005 was $32.8 million, or $1.97 per diluted share ($2.02 per basic share), compared to net income of $23.9 million, or $1.39 per diluted share ($1.42 per basic share), for the year ended December 31, 2004.

        Net Interest Income. Net interest income is the most significant component of our earnings and consists primarily of interest income on interest-earning assets, primarily loans receivable and investment and mortgage-backed securities, offset by interest expense on interest-bearing liabilities, primarily deposits and borrowed funds. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume relates to the level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and mix of interest-earning assets and interest-bearing liabilities. Net interest income before provision for loan losses totaled $104.9 million for the year ended December 31, 2005, an increase of $27.7 million, or 35.9%, compared to $77.2 million for the year ended December 31, 2004. The increase in net interest income is primarily due to increases in the average balance of and average yield earned on loans receivable.

        Our average interest rate spread for the years ended December 31, 2005 and 2004 was 3.33% and 3.02%, respectively. The increase in our average interest rate spread is attributable to our increase in the yield earned on interest-earning assets being greater than the increase in our average rate paid on interest-bearing liabilities. The average yield on interest-earning assets was 6.05% for the year ended December 31, 2005 compared to 5.33% for the year ended December 31, 2004. The increase in the average yield earned on interest-earning assets was primarily related to an increase in the average yield earned on loans receivable. Our average yield earned on loans receivable for the years ended December 31, 2005 and 2004 was 6.19% and 5.42%, respectively. This increase was primarily the result of our lending strategy to focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Our average rate paid on interest bearing liabilities was 2.72% for the year ended December 31, 2005 compared to 2.31% for the year ended December 31, 2004.

        Our net interest margin (net interest income divided by average interest-earning assets) increased to 3.58% for the year ended December 31, 2005 compared to 3.29% for the year ended December 31, 2004. The increase in our net interest margin was the result of increases in the average balance and average yield of interest-earning assets. The average balance of our total interest-earning assets was $2.9 billion for the year ended December 31, 2005, an increase of $588.6 million, or 25.1%, compared to $2.3 billion for the year ended December 31, 2004.

        Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the years indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on daily balances.

	Year Ended December 31,
	2005			2004			2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$25	$1	4.00%	$2,192	$31	1.42%	$24,414	$260	1.06%
Investment securities (1)	173,012	7,143	4.13%	115,687	4,540	3.92%	69,638	2,690	3.86%
Mortgage-backed securities (1)	27,961	1,022	3.66%	22,341	837	3.75%	57,437	970	1.69%
Loans receivable (2)	2,732,360	169,177	6.19%	2,204,575	119,572	5.42%	1,860,780	106,900	5.75%

Total interest-earning assets	2,933,358	177,343	6.05%	2,344,795	124,980	5.33%	2,012,269	110,820	5.51%
Noninterest-earning assets	196,703			131,117			86,522

Total assets	$3,130,061			$2,475,912			$2,098,791

Interest-bearing liabilities:
Interest-bearing checking accounts	$386,968	$3,055	0.79%	$333,129	$2,476	0.74%	$294,712	$2,629	0.89%
Savings accounts	68,909	410	0.59%	42,346	291	0.69%	18,491	90	0.49%
Money market accounts	313,802	5,095	1.62%	275,216	2,731	0.99%	274,737	3,289	1.20%
Time deposits	1,059,876	33,387	3.15%	757,363	20,956	2.77%	533,903	16,824	3.15%

Total interest-bearing deposits	1,829,555	41,947	2.29%	1,408,054	26,454	1.88%	1,121,843	22,832	2.04%
FHLBank Topeka advances and
other borrowings	834,595	30,481	3.65%	661,687	21,315	3.22%	541,962	18,039	3.33%

Total interest-bearing liabilities	2,664,150	72,428	2.72%	2,069,741	47,769	2.31%	1,663,805	40,871	2.46%
Noninterest-bearing accounts	112,902			70,719			43,295
Other liabilities	62,074			55,838			53,484

Total liabilities	2,839,126			2,196,298			1,760,584
Stockholders’ equity	290,935			279,614			338,207

Total liabilities and
stockholders’ equity	$3,130,061			$2,475,912			$2,098,791

Net interest-earnings assets	$269,208			$275,054			$348,464
Net interest income; average
interest rate spread		$104,915	3.33%		$77,211	3.02%		$69,949	3.05%
Net interest margin (3)			3.58%			3.29%			3.48%
Average interest-earning assets to
average interest-bearing liabilities			110.10%			113.29%			120.94%

(1) Includes securities available for sale and held to maturity. Investment securities also include FHLBank Topeka stock.
(2) Includes nonperforming loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.
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

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Federal funds sold	$21	$(52)	$(31)	$66	$(295)	$(229)
Investment securities	254	2,349	2,603	43	1,807	1,850
Mortgage-backed securities	(21)	206	185	701	(834)	(133)
Loans receivable (1)	18,474	31,131	49,605	(6,367)	19,039	12,672

Total interest income	18,728	33,634	52,362	(5,557)	19,717	14,160

Interest expense:
Interest-bearing
checking accounts	171	408	579	(472)	319	(153)
Savings accounts	(46)	165	119	48	153	201
Money market accounts	1,937	427	2,364	(564)	6	(558)
Time deposits	3,178	9,253	12,431	(2,225)	6,357	4,132

Total deposits	5,240	10,253	15,493	(3,213)	6,835	3,622
FHLBank Topeka advances and
other borrowings	3,100	6,066	9,166	(611)	3,887	3,276

Total interest expense	8,340	16,319	24,659	(3,824)	10,722	6,898

Net change in net interest income	$10,388	$17,315	$27,703	$(1,733)	$8,995	$7,262

(1) Calculated net of uamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.

        Interest Income. Our total interest income for the year ended December 31, 2005 was $177.3 million, an increase of $52.4 million, or 41.9%, compared to $125.0 million for the year ended December 31, 2004. The increase in total interest income was primarily attributable to an increase in interest income on loans receivable. Interest income on loans receivable totaled $169.2 million for the year ended December 31, 2005, an increase of $49.6 million, or 41.5%, compared to $119.6 million for the year ended December 31, 2004. The increase in interest income on loans receivable for the year ended December 31, 2005 was primarily attributable to an increase in the average balance of loans receivable of $527.8 million, or 23.9%, to $2.7 billion for the year ended December 31, 2005 compared to $2.2 billion for the year ended December 31, 2004. Additionally, the average yield earned on loans receivable increased to 6.19% for the year ended December 31, 2005 compared to 5.42% for the year ended December 31, 2004. The increase in the average yield earned on loans receivable was the result of our strategy to grow our loan portfolio holdings of loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity.

        Interest Expense. Our total interest expense for the year ended December 31, 2005 totaled $72.4 million, a $24.7 million, or 51.6%, increase compared to $47.8 million for the year ended December 31, 2004. Interest expense on deposits was $41.9 million for the year ended December 31, 2005, an increase of $15.5 million, or 58.6%, compared to $26.5 million for the year ended December 31, 2004. Interest expense on FHLBank advances and other borrowings increased $9.2 million, or 43.0%, to $30.5 million for the year ended December 31, 2005 compared to $21.3 million for the year ended December 31, 2004. The increase in interest expense during 2005 was the result of an increase in the average balance of interest-bearing liabilities and a series of interest rate increases set forth by the Federal Reserve Board which affects the rates we pay on interest-bearing liabilities. The primary reasons for the increase in interest expense was a $421.5 million increase in the average balance of interest-bearing deposits and a 41 basis point increase in the average rate paid on interest-bearing deposits. The average rate paid on interest-bearing deposits was 2.29% and 1.88% for the years ended December 31, 2005 and 2004, respectively. Additionally, the average balance of our FHLBank advances and other borrowings increased $172.9 million, or 26.1%, to $834.6 million for the year ended December 31, 2005 compared to $661.7 million for the year ended December 31, 2004. The average rate paid on FHLBank advances and other borrowings increased to 3.65% for the year ended December 31, 2005 compared to 3.22% for the year ended December 31, 2004.

        Provision for Loan Losses. We establish provisions for loan losses in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management performs reviews no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio. Our reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors.

        We made a provision for loan losses of $6.4 million for the year ended December 31, 2005 compared to $4.9 million for the year ended December 31, 2004, an increase of $1.5 million, or 31.7%. At December 31, 2005 our nonperforming loans totaled $14.4 million, or 0.51% of net loans, compared to $10.2 million, or 0.39% of net loans, at December 31, 2004. The increase in nonperforming loans during 2005 was primarily attributable to payment defaults on seasoned loans for tax-advantaged affordable housing units and one commercial real estate and land loan which were classified as impaired at December 31, 2005. Our loan delinquency rate (30 days or more delinquent) at December 31, 2005 as a percentage of total loans was 1.09% compared to 0.88% at December 31, 2004. During the years ended December 31, 2005 and 2004, we charged-off, net of recoveries, $2.4 million and $1.9 million, respectively. The majority of loans charged off during 2005 were consumer-related loans, primarily automobile loans, and one multi-family residential loan acquired in the UNFC acquisition. At December 31, 2005 and 2004, our allowance for loan losses amounted to 1.09% and 1.01%, respectively, of net loans.

        Noninterest Income. Our noninterest income totaled $26.6 million for the year ended December 31, 2005, an increase of $2.7 million, or 11.2%, compared to $23.9 million for the year ended December 31, 2004.

	Year Ended December 31,
(Dollars in thousands)	2005	2004	Increase (Decrease)	% Change
Deposit account fees and service charges	$13,828	$10,777	$3,051	28.31%
Lending fees and service charges	3,353	2,598	755	29.06
Mortgage servicing rights valuation adjustments	800	873	(73)	(8.36)
Commissions and management fee income	3,802	2,925	877	29.98
Debit card related fees and service charges	2,104	1,977	127	6.42
Loss from real estate operations	(7)	(16)	9	56.25
Net gain on sales of:
Investment securities	14	461	(447)	(96.96)
Loans held for sale	1,928	1,863	65	3.49
Real estate owned	85	189	(104)	(55.03)
Gain on pension plan curtailment	--	1,456	(1,456)	(100.00)
Other operating income	678	802	(124)	(15.46)

Total noninterest income	$26,585	$23,905	$2,680	11.21%

        The increase in deposit account and debit card fees and service charges is largely due to an increase in the number of transaction accounts and increased service fee rates on our depository products. The increase in our lending fees and service charges is primarily attributable to our increased lending volumes and our increased loan origination capabilities supplemented by our nine loan production offices. During 2005, the balance of our mortgage servicing rights valuation allowance was recaptured into earnings. Increases in noninterest income during the year ended December 31, 2005 were partially offset by a one-time gain during the year ended December 31, 2004 from the merger of our defined benefit pension plan with an unrelated third party plan.

        Noninterest Expense. Our noninterest expense for the year ended December 31, 2005 was $72.5 million, an increase of $14.2 million, or 24.5%, compared to $58.2 million for the year ended December 31, 2004.

	Year Ended December 31,
(Dollars in thousands)	2005	2004	Increase	% Change
Employee compensation	$28,410	$23,514	$4,896	20.82%
Management Recognition and Retention Plan	2,875	2,753	122	4.43
Employee Stock Ownership Plan	3,876	3,327	549	16.50
Employee benefits	4,209	3,250	959	29.51
Payroll taxes	2,293	1,749	544	31.10
Occupancy, net	8,546	6,938	1,608	23.18
Data processing	2,024	1,951	73	3.74
Advertising	4,483	3,357	1,126	33.54
Core deposit intangible amortization	1,835	623	1,212	194.54
Professional services	2,262	1,425	837	58.74
Other	11,637	9,325	2,312	24.79

Total noninterest expense	$72,450	$58,212	$14,238	24.46%

        The increase in employee compensation and benefits and payroll taxes is attributable to an increased number of lending and support personnel and normal salary increases. At December 31, 2005 we had 772 full-time equivalent employees compared to 724 full-time equivalent employees at December 31, 2004. The increases in noninterest expense were, in large part, related to the August 2004 UNFC acquisition.

        Income Tax Expense. Our income tax expense increased by $5.6 million, or 39.8%, to $19.8 million for the year ended December 31, 2005 compared to $14.2 million for the year ended December 31, 2004. The increase in income tax expense for the year ended December 31, 2005 compared to the same period in 2004 was primarily due to an increase in net income and an increase in our effective income tax rate. The effective income tax rate for the year ended December 31, 2005 was 37.6% compared to 37.2% for the year ended December 31, 2004.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

        Net Income. Our net income was $23.9 million, or $1.39 per diluted share ($1.42 per basic share) for the year ended December 31, 2004 compared to net income of $23.8 million, or $1.16 per diluted share ($1.18 per basic share) for the year ended December 31, 2003.

        Net Interest Income. Net interest income before provision for loan losses was $77.2 million and $69.9 million for the years ended December 31, 2004 and 2003, respectively. Our average interest rate spread for the years ended December 31, 2004 and 2003 was 3.02% and 3.05%, respectively. Our net interest margin (net interest income divided by average interest-earning assets) for the same periods was 3.29% and 3.48%, respectively. The declines in our average interest rate spread for the year ended December 31, 2004 when compared to the year ended December 31, 2003 was primarily attributable to continued industry-wide compression in interest rates combined with the impact of the repayment and refinancing of higher yielding loans. The primary reasons for the decline in our net interest margin during the year ended December 31, 2004 were our stock repurchases and goodwill associated with the acquisition of UNFC. The use of funds for stock repurchases and goodwill associated with the acquisition of UNFC negatively affected net interest margin because those funds could have been used toward interest-earning activities (purchase of investment securities and/or origination or purchase of loans) or to reduce our outstanding FHLBank advances or other borrowings. Our stock repurchases and goodwill associated with the acquisition of UNFC were the primary factors resulting in our ratio of average interest-earning assets to average interest-bearing liabilities declining to 113.29% for the year ended December 31, 2004 compared to 120.94% for the year ended December 31, 2003

        Interest Income. Our total interest income for the year ended December 31, 2004 was $125.0 million, an increase of $14.2 million, or 12.8%, compared to $110.8 million for the year ended December 31, 2003. Interest income on loans receivable increased $12.7 million, or 11.9%, to $119.6 million for the year ended December 31, 2004 compared to $106.9 million for the year ended December 31, 2003. The increase in interest income for the year ended December 31, 2004 was the result of an increase in the average balance of loans receivable of $343.8 million, or 18.5%, to $2.2 billion for the year ended December 31, 2004 compared to $1.9 billon for the year ended December 31, 2003. The increase in the average balance of loans receivable was partially offset by a decline in the average yield earned on loans receivable from 5.75% for the year ended December 31, 2003 to 5.42% for the year ended December 31, 2004. The decline in the average yield earned on loans receivable was primarily the result of a high level of repayment and refinancing activity that occurred throughout 2003 and 2004 due to a historically low interest rate environment. Interest income from investment and mortgage-backed securities totaled $5.4 million for the year ended December 31, 2004, an increase of $1.7 million, or 46.9%, compared to $3.7 million for the year ended December 31, 2003. The increase in interest income on investment and mortgage-backed securities is primarily attributable to an $11.0 million increase in the aggregate average balance of investment and mortgage-backed securities for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase is primarily the result of $149.6 million of investment and mortgage-backed securities and FHLBank stock acquired in the UNFC acquisition.

        Interest Expense. Our total interest expense for the year ended December 31, 2004 was $47.8 million, an increase of $6.9 million, or 16.9%, compared to $40.9 million for the year ended December 31, 2003. Interest expense on deposits totaled $26.5 million for the year ended December 31, 2004, an increase of $3.6 million, or 15.9%, compared to $22.8 million for the year ended December 31, 2003. Interest expense on FHLBank advances and other borrowings increased $3.3 million, or 18.2%, to $21.3 million for the year ended December 31, 2004 compared to $18.0 million for the year ended December 31, 2003. The primary reason for the increase in interest expense was a $286.2 million increase in the average balance of interest-bearing deposits which was partially offset by a 16 basis point decline in the average rate paid on interest-bearing deposits. The average rate paid on interest-bearing deposits was 1.88% for the year ended December 31, 2004 compared to 2.04% for the year ended December 31, 2003. The increase in the average balance of interest-bearing deposits is primarily the result of the UNFC acquisition and our continued emphasis on growing our deposit balances. Additionally, the average balance of our FHLBank advances and other borrowings increased $119.7 million, or 22.1%, to $661.7 million for the year ended December 31, 2004 compared to $542.0 million for the year ended December 31, 2003. The average rate paid on FHLBank advances and other borrowings declined to 3.22% for the year ended December 31, 2004 compared to 3.33% for the year ended December 31, 2003. We utilized FHLBank advances and other borrowings during 2004 as our primary funding source for loan portfolio growth and the UNFC acquisition.

        Provision for Loan Losses. We made a provision for loan losses of $4.9 million for the year ended December 31, 2004, an increase of $616,000, or 14.4%, compared to $4.3 million for the year ended December 31, 2003. Our portfolio of commercial real estate and land loans, multi-family loans, construction loans (residential and commercial), agriculture (real estate and operating), business and consumer loans totaled $2.3 billion at December 31, 2004, an increase of $960.3 million, or 72.6%, compared to $1.3 billion at December 31, 2003. These loans are deemed to have higher levels of known and inherent losses than one-to-four family residential loans due to, among other things, the nature of the collateral and the dependency on economic conditions for successful completion or operation of the project. As such, we have made provisions in order to maintain the allowance for loan losses at a level that we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at the relevant date. At December 31, 2004, our total nonperforming loans totaled $10.2 million or 0.39% of net loans, compared to $3.6 million, or 0.18% of net loans, at December 31, 2003. At December 31, 2004 our non-performing assets amounted to $10.6 million, or 0.35% of total assets, compared to $4.3 million, or 0.19% of total assets, at December 31, 2003. The increase in nonperforming loans and nonperforming assets at December 31, 2004 was primarily attributable to loans assumed in the UNFC acquisition, the largest such loan being a $2.4 million multi-family residential loan. During the years ended December 31, 2004 and 2003 we charged-off, net of recoveries, $1.9 million and $1.8 million, respectively. For the years ended December 31, 2004 and 2003, approximately 63.6% and 70.6%, respectively, of our charge-offs related to consumer loans, in particular automobile loans. At December 31, 2004, our allowance for loan losses amounted to 262.2% of non-performing loans compared to 541.7% at December 31, 2003. Our allowance for loan losses as a percentage of net loans was 1.01% and 0.96% at December 31, 2004 and 2003, respectively. We believe that the allowance for loan losses at December 31, 2004 was at a level to cover the known and inherent losses in our loan portfolio that were both probable and reasonably estimable based upon the facts and circumstances known at that date. No assurance can be made that additional provisions may not be needed in future periods, which could adversely effect results of operations.

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

        During the year ended December 31, 2004, normal amortization expense related to our mortgage servicing rights portfolio totaled $1.5 million, an increase of $187,000, or 14.7%, compared to $1.3 million for the year ended December 31, 2003. Amortization expense related to prepayments of loans totaled $1.4 million for the year ended December 31, 2004, a decrease of $2.9 million, or 67.1%, compared to $4.3 million for the year ended December 31, 2003. Amortization expense during the year ended December 31, 2004 was partially offset by an $868,000 net recapture of the mortgage servicing valuation reserve due to stabilization of interest rates resulting in reduced prepayment speeds. Our mortgage servicing right valuation allowance totaled $800,000 and $1.7 million at December 31, 2004 and 2003, respectively. Amortization expense, impairment charges and impairment recapture related to mortgage servicing rights are recorded as adjustments to fee and service charge income.

        Noninterest Expense. Our noninterest expense increased $10.7 million, or 22.5%, to $58.2 million for the year ended December 31, 2004 compared to $47.5 million for the year ended December 31, 2003. During the year ended December 31, 2004, personnel growth and the UNFC acquisition contributed to a $5.2 million increase in compensation expense, a $2.8 million increase in other operating expense and a $1.3 million increase in occupancy expense. Additionally, expense related to the our MRRP and ESOP increased $1.2 million during the year ended December 31, 2004. Included in other operating expense for the year ended December 31, 2004 was $623,000 in amortization expense related to our core deposit intangible asset recorded as a result of the UNFC acquisition.

        Income Tax Expense. Our income tax expense decreased $50,000, or 0.4%, to $14.2 million for the year ended December 31, 2004. The decrease in income tax primarily reflects an increase in interest income on tax-exempt investment securities and loans receivable during the year ended December 31, 2004. Our effective income tax rate for the years ended December 31, 2004 and 2003 was 37.2% and 37.4%, respectively.

Asset and Liability Management

        Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from the interest rate risk that is inherent in our lending and deposit taking activities. The results of operations for financial institutions may be materially and adversely affected by changes in economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Our net interest income and the net present value of our assets, liabilities and off-balance sheet contracts are subject to fluctuations in interest rates. When interest-earnings assets such as loans are funded by interest-bearing liabilities such as deposits, FHLBank advances and other borrowings, a changing interest rate environment may have a significant effect on our financial condition and results of operations. To that end, we actively manage our interest rate risk exposure. Additionally, our loan portfolio is subject to credit risk. We manage credit risk primarily through our loan underwriting and oversight policies.

        The principal objectives of our interest rate risk management function are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with guidelines approved by our Board of Directors. Through such management, we seek to reduce the vulnerability of our operations to changes in interest rates. The extent of the movement in interest rates is an uncertainty that could have a negative impact on our future earnings. Our Board of Directors has established an Asset/Liability Committee, comprised of executive management, which is responsible for development and oversight of our asset/liability policies and monitoring our interest rate risk position. The Asset/Liability Committee meets on a monthly basis and reports trends and interest rate risk positions to our Board of Directors on a quarterly basis.

        We utilize the following strategies to manage interest rate risk: (a) emphasizing the origination for portfolio retention of loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity; (b) holding shorter term and/or adjustable-rate investment and mortgage-backed securities; (c) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits; and (d) extending the maturities on borrowings. Additionally, we generally sell originated fixed-rate, one-to-four family residential loans into the secondary market with servicing retained.

        Our interest rate sensitivity is monitored by management through the use of financial modeling software which estimates the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the fair value of assets in the same scenario. The OTS produces a similar analysis using its own model, based upon data submitted in our quarterly Thrift Financial Reports, the results of which may vary from our internal model primarily due to differences in assumptions utilized, including estimated loan prepayment speeds, reinvestment rates and deposit turnover rates.

        The following table sets forth our NPV as of December 31, 2005, as calculated by the OTS:

	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
(Dollars in thousands)	$ Amount	$ Change	% Change	NPV Ratio	Change
Change in Interest Rates in Basis Points (Rate Shock):
300	$361,961	$(32,399)	(8.22)%	11.27%	(0.75)%
200	377,102	(17,257)	(4.38)	11.65	(0.37)
100	388,836	(5,524)	(1.40)	11.93	(0.09)
Static	394,359	--	--	12.02	--
-100	391,749	(2,610)	(0.66)	11.87	(0.15)
-200	374,323	(20,036)	(5.08)	11.29	(0.73)

        Due to our recognition of the need to control our interest rate exposure, we have focused on loans with relatively higher yields, adjustable interest rates and shorter terms to maturity which are less subject to interest rate risk and primarily consist of second mortgage residential, multi-family residential, commercial real estate and land, construction, agricultural, business, warehouse mortgage lines of credit and consumer loans.

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

        The following table sets forth the estimated maturity/repricing and the resulting gap between our interest-earning assets and interest-bearing liabilities at December 31, 2005. The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based on our historical experience and estimated deposit account decay rates. Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard.

	Maturity / Repricing During the Year Ended December 31,
(Dollars in thousands)	2006	2007 - 2008	2009 - 2010	After 2010	Total
Interest-earning assets(1):
Federal funds sold	$4,500	$--	$--	$--	$4,500
Investment securities (2)	29,804	33,426	11,872	29,054	104,156
Mortgage-backed securities (2)	8,730	7,498	2,452	1,407	20,087
Net loans (3)	1,239,599	670,006	773,085	161,979	2,844,669
FHLBank Topeka stock	7,272	--	1,924	49,295	58,491

Total interest-earning assets	1,289,905	710,930	789,333	241,735	3,031,903

Interest-bearing liabilities:
Savings accounts	27,711	28,518	808	--	57,037
Interest-bearing checking accounts	103,359	160,230	98,246	36,259	398,094
Money market accounts	103,436	150,453	75,226	9,403	338,518
Time deposits	880,389	154,514	70,791	398	1,106,092
FHLBank Topeka advances and
other borrowings	389,126	270,510	120,169	35,119	814,924

Total interest-bearing liabilities	1,504,021	764,225	365,240	81,179	2,714,665

Interest sensitivity gap	$(214,116)	$(53,295)	$424,093	$160,556	$317,238

Cumulative interest sensitivity gap	$(214,116)	$(267,411)	$156,682	$317,238	$--

Cumulative interest sensitivity gap as
a percentage of total assets	(6.64) %	(8.30) %	4.86%	9.85%	- %

Cumulative net interest-earnings assets
a percentage of cumulative interest-
bearing liabilities	85.76%	88.21%	105.95%	111.69%	- %

(1) Interest earnings assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2) Includes available for sale investment and mortgage-backed securities at amortized cost.
(3) For purposes of the gap analysis, loans receivable includes loans held for sale and nonperforming loans.

Liquidity and Capital Resources

        Our primary sources of funds are deposits; amortization of loans, loan prepayments and maturity of loans; repayment, maturity or sale of investment and mortgage-backed securities; and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We utilize FHLBank advances and other borrowings and brokered time deposits as additional funding sources.

        Deposits, particularly core deposits, provide a more preferable source of funding than FHLBank advances and other borrowings. However, to the extent that competitive or market factors do not allow us to meet our funding needs with deposits alone, FHLBank advances and other borrowings provide a readily available alternative source of liquidity. Deposits increased $173.6 million, or 9.3%, to $2.0 billion at December 31, 2005 compared to $1.9 billion at December 31, 2004. The increase in deposits was primarily used to fund loan origination and purchase activities. At December 31, 2005, we had time deposits maturing within the next 12 months amounting to $880.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be redeposited with us.

        In addition to cash flows generated by loan and securities payments and prepayments, we have additional borrowing capacity to fund our asset growth. We continue to utilize borrowings as a cost efficient addition to deposits as a source of funds. The average balance of our FHLBank advances and other borrowings was $834.6 million for the year ended December 31, 2005 compared to $661.7 million for the year ended December 31, 2004. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to blanket collateral agreements with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans with carrying values totaling approximately $1.7 billion and $1.6 billion at December 31, 2005 and 2004, respectively. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At December 31, 2005, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

	Total at	Due In
(Dollars in thousands)	December 31, 2005	2006	2007 - 2008	2009 - 2010	After 2010
Contractual obligations:
FHLBank Topeka advances and
other borrowings	$814,924	$81,881	$40,000	$125,567	$567,476
Recourse obligations on assets	15,415	15,415	--	--	--
Purchase investment securities	1,367	1,367	--	--	--
Annual rental commitments under non-
cancelable operating leases	4,411	890	1,406	783	1,332

Total contractual obligations	836,117	99,553	41,406	126,350	568,808

Lending commitments:
Commitments to originate loans	133,297	133,297	--	--	--
Commitments to sell loans	(27,111)	(27,111)	--	--	--
Commitments to purchase loans	38,266	38,266	--	--	--
Undisbursed portion of construction and
land development loans in process	668,587	448,696	219,891	--	--
Standby letters of credit	1,746	1,746	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	392,327	392,327	--	--	--
Business loans	132,321	132,321	--	--	--
Consumer loans	132,595	132,595	--	--	--

Total lending commitments and
unused lines of credit	1,472,028	1,252,137	219,891	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$2,308,145	$1,351,690	$261,297	$126,350	$568,808

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At December 31, 2005, the maximum total dollar amount of such recourse was approximately $15.4 million. Based on historical experience, at December 31, 2005, we had established a liability of $732,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities.

        For more information regarding our contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements see “Note 20 – Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K.

Impact of Inflation and Changing Prices

        The financial statements, accompanying notes, and related financial data presented in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report on Form 10-K have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in increased cost of our operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share Based Payment, (“SFAS No. 123(R)”), which requires the cost resulting from stock options to be measured at fair value and recognized in earnings. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the requisite service period of the share-based payment award. The fair value of a share-based payment award will be computed on the grant date and cannot be remeasured in future periods. Additionally, forfeitures will need to be estimated on the grant date and subsequent revisions to forfeitures should be reported as a cumulative effect of a change in accounting estimate in the period in which the revision occurs. Modified share-based payment awards will be treated as an exchange of the original award for a new award. The incremental fair value of the modified award will be recorded as compensation expense on the date of the modification or over the remaining requisite service period. SFAS No. 123(R) also requires significant additional disclosures for share-based payment awards. SFAS No. 123(R) became effective July 1, 2005. However, on April 15, 2005, the SEC issued a press release announcing the amendment of the compliance date for SFAS No. 123(R) to be no later than the beginning of the first fiscal year beginning after June 15, 2005.

        We adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective application method. Adoption of SFAS No. 123(R) will not affect our financial condition or cash flows, but will impact our results of operations and EPS. The estimated impact of SFAS No. 123(R) is provided in “Note 1 – Summary of Significant Accounting Policies” which is included in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report on Form 10-K. The estimated impact may not be representative of the effects on our results of operations and earnings per share for future years due to changes in market conditions and the number of stock options outstanding but it does provide the potential impact based on current facts and circumstances.

        In June 2005, FASB issued SFAS No. 154, Reporting Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS No. 154‘s retrospective application requirement replaces APB Opinion No. 20‘s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. If the cumulative effect of the change in accounting principle can be determined, but it is impractical to determine the specific effects of an accounting change on one or more prior periods presented, the change in accounting policy will have to be applied to balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment made to the opening balance of retained earnings or other components of equity (e.g., accumulated other comprehensive income) for that period. If it is impractical to determine the cumulative effect of applying a change in accounting principle, the new accounting principle is to be applied prospectively from the earliest date practicable. If retrospective application for all prior periods is impracticable, the method used to report the change and the reason should be disclosed. The requirements of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required herein is incorporated by reference from “Asset and Liability Management” and “Impact of Inflation and Changing Prices” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TierOne Corporation:

        We have audited the accompanying consolidated statements of financial condition of TierOne Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TierOne Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TierOne Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Lincoln, Nebraska
March 8, 2006

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per share data)	2005	2004
ASSETS
Cash and due from banks	$83,534	$70,030
Federal funds sold	4,500	--

Total cash and cash equivalents	88,034	70,030

Investment securities:
Held to maturity, at cost which approximates fair value	111	126
Available for sale, at fair value	102,614	127,757
Mortgage-backed securities, available for sale, at fair value	19,752	36,175
Loans receivable:
Net loans (includes loans held for sale of $8,666 and $11,956 at
December 31, 2005 and 2004, respectively)	2,844,670	2,654,986
Allowance for loan losses	(30,870)	(26,831)

Net loans after allowance for loan losses	2,813,800	2,628,155

FHLBank Topeka stock, at cost	58,491	54,284
Premises and equipment, net	39,509	38,220
Accrued interest receivable	19,190	15,573
Goodwill	42,283	42,283
Other intangible assets, net	10,041	11,877
Other assets	28,450	23,601

Total assets	$3,222,275	$3,048,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,038,319	$1,864,761
FHLBank Topeka advances and other borrowings	814,924	841,666
Advance payments from borrowers for taxes, insurance and other escrow funds	24,864	26,565
Accrued interest payable	7,289	6,308
Accrued expenses and other liabilities	28,012	31,758

Total liabilities	2,913,408	2,771,058

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized; 18,150,773 and
18,287,811 shares issued and outstanding at December 31, 2005 and 2004, respectively	226	226
Additional paid-in capital	358,587	355,986
Retained earnings, substantially restricted	75,282	46,263
Treasury stock, at cost; 4,424,302 and 4,287,264 shares at
December 31, 2005 and 2004, respectively	(101,584)	(98,254)
Unallocated common stock held by Employee Stock Ownership Plan	(13,169)	(14,674)
Unearned common stock held by Management Recognition and Retention Plan	(9,368)	(12,229)
Accumulated other comprehensive loss, net	(1,107)	(295)

Total stockholders’ equity	308,867	277,023

Total liabilities and stockholders’ equity	$3,222,275	$3,048,081

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003
Interest income:
Loans receivable	$169,177	$119,572	$106,900
Investment securities	8,165	5,377	3,660
Other interest-earning assets	1	31	260

Total interest income	177,343	124,980	110,820

Interest expense:
Deposits	41,947	26,454	22,832
Advances from FHLBank Topeka and other borrowings	30,481	21,315	18,039

Total interest expense	72,428	47,769	40,871

Net interest income	104,915	77,211	69,949
Provision for loan losses	6,436	4,887	4,271

Net interest income after provision for loan losses	98,479	72,324	65,678

Noninterest income:
Fees and service charges	21,783	17,173	9,117
Debit card fees	2,104	1,977	2,575
Loss from real estate operations, net	(7)	(16)	(21)
Net gain (loss) on sales of:
Investment securities	14	461	--
Loans held for sale	1,928	1,863	7,690
Real estate owned	85	189	(62)
Gain on pension plan curtailment	--	1,456	--
Other operating income	678	802	560

Total noninterest income	26,585	23,905	19,859

Noninterest expense:
Salaries and employee benefits	41,663	34,593	28,238
Occupancy, net	8,546	6,938	5,667
Data processing	2,024	1,951	1,680
Advertising	4,483	3,357	3,390
Other operating expense	15,734	11,373	8,545

Total noninterest expense	72,450	58,212	47,520

Income before income taxes	52,614	38,017	38,017
Income tax expense	19,782	14,152	14,202

Net income	$32,832	$23,865	$23,815

Net income per common share, basic	$2.02	$1.42	$1.18

Net income per common share, diluted	$1.97	$1.39	$1.16

Dividends declared per common share	$0.23	$0.20	$--

Average common shares outstanding, basic (000's)	16,221	16,802	20,248

Average common shares outstanding, diluted (000's)	16,690	17,136	20,481

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders’ Equity
Balance at December 31, 2002	$226	$355,741	$2,018	$--	$(17,684)	$--	$(405)	$339,896

Common stock earned by
employees in Employee
Stock Ownership Plan	--	1,511	--	--	1,505	--	--	3,016
Common stock purchased by the
Management Recognition and
Retention Plan	--	(3,198)	--	--	--	(16,846)	--	(20,044)
Amortization of awards under the
Management Recognition and
Retention Plan	--	--	--	--	--	1,864	--	1,864
Repurchase of common stock
(2,257,507 shares)	--	--	--	(53,613)	--	--	--	(53,613)
Comprehensive income:
Net income	--	--	23,815	--	--	--	--	23,815
Additional minimum pension
liability, net of tax	--	--	--	--	--	--	(297)	(297)
Change in unrealized loss on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	452	452

Total comprehensive income	--	--	23,815	--	--	--	155	23,970

Balance at December 31, 2003	226	354,054	25,833	(53,613)	(16,179)	(14,982)	(250)	295,089

Common stock earned by
employees in Employee
Stock Ownership Plan	--	1,859	--	--	1,505	--	--	3,364
Amortization of awards under the
Management Recognition and
Retention Plan	--	83	--	--	--	2,753	--	2,836
Treasury stock reissued under
stock option plan	--	(10)	--	46	--	--	--	36
Repurchase of common stock
(2,031,757 shares)	--	--	--	(44,687)	--	--	--	(44,687)
Dividends paid ($0.20 per common share)	--	--	(3,435)	--	--	--	--	(3,435)
Comprehensive income:
Net income	--	--	23,865	--	--	--	--	23,865
Additional minimum pension
liability, net of tax	--	--	--	--	--	--	452	452
Change in unrealized gain on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	(497)	(497)

Total comprehensive income	--	--	23,865	--	--	--	(45)	23,820

Balance at December 31, 2004	$226	$355,986	$46,263	$(98,254)	$(14,674)	$(12,229)	$(295)	$277,023

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders’ Equity
Balance at December 31, 2004	$226	$355,986	$46,263	$(98,254)	$(14,674)	$(12,229)	$(295)	$277,023

Common stock earned by
employees in Employee
Stock Ownership Plan	--	2,446	--	--	1,505	--	--	3,951
Amortization of awards under
the Management Recognition
and Retention Plan	--	214	--	--	--	2,861	--	3,075
Treasury stock reissued under
stock option plan	--	(59)	--	264	--	--	--	205
Repurchase of common
stock (148,538 shares)	--	--	--	(3,594)	--	--	--	(3,594)
Dividends paid ($0.23 per common share)	--	--	(3,813)	--	--	--	--	(3,813)
Comprehensive income:
Net income	--	--	32,832	--	--	--	--	32,832
Change in unrealized loss on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	(812)	(812)

Total comprehensive income	--	--	32,832	--	--	--	(812)	32,020

Balance at December 31, 2005	$226	$358,587	$75,282	$(101,584)	$(13,169)	$(9,368)	$(1,107)	$308,867

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Reconciliation of net income to net cash provided by operating activities:
Net income	$32,832	$23,865	$23,815
Adjustments to reconcile net income to net cash provided by
operating activities:
Net premium amortization of investment and mortgage-backed securities	668	447	2,233
Depreciation and amortization	3,613	3,152	2,494
Amortization of intangible assets	1,836	623	--
Amortization of discount on FHLBank Topeka advances	(255)	(85)	--
Employee Stock Ownership Plan expense	3,951	3,364	3,016
Management Recognition and Retention Plan expense	3,075	2,836	1,864
Amortization of premiums on net loans	2,926	8,026	6,936
FHLBank Topeka stock dividend	(2,685)	(1,543)	(325)
Deferred income tax expense (benefit)	(1,112)	1,337	224
Provision for loan losses	6,436	4,887	4,271
Proceeds from sales of loans held for sale	256,506	285,629	635,215
Originations and purchases of loans held for sale	(251,288)	(288,639)	(626,104)
Net (gain) loss on sales of:
Investment securities	(14)	(596)	--
Loss on impairment of securities	--	135	--
Loans held for sale	(1,928)	(1,863)	(7,690)
Real estate owned	(85)	(189)	62
Premises and equipment	21	(266)	6
Changes in certain assets and liabilities:
Accrued interest receivable	(3,617)	(912)	(594)
Other assets	(1,456)	67	(3,194)
Accrued interest payable	981	415	(1,553)
Accrued expenses and other liabilities	(2,811)	(2,571)	690

Net cash provided by operating activities	47,594	38,119	41,366

Cash flows from investing activities:
Acquisition of United Nebraska Financial Co., net of cash acquired	--	(25,624)	--
Purchase of investment and mortgage-backed securities,
available for sale and held to maturity	(4,451)	(13,969)	(117,918)
Proceeds from sale of investment and mortgage-backed securities, available for sale	3,230	16,787	53,775
Proceeds from maturities of investment securities, available for sale	24,396	28,362	22,000
Proceeds from principal repayments of investment
and mortgage-backed securities available for sale and held to maturity	16,441	11,641	42,309
Increase in loans receivable	(201,709)	(321,958)	(260,745)
Purchase of FHLBank Topeka stock	(1,522)	(16,076)	(15,359)
Sale of FHLBank Topeka stock	--	1,775	--
Additions to premises and equipment	(5,723)	(5,870)	(4,911)
Proceeds from sale of premises and equipment	147	827	5
Proceeds from sale of real estate owned	1,433	3,566	6,996

Net cash used in investing activities	(167,758)	(320,539)	(273,848)

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Cash flows from financing activities:
Net increase in deposits	$173,558	$217,899	$87,883
Net (repayment) advances on FHLBank Topeka line of credit
and short-term advances and other borrowings	(254,003)	139,819	62,400
Proceeds from FHLBank Topeka long-term advances and other borrowings	335,000	--	195,000
Repayments of FHLBank Topeka long-term advances and other borrowings	(107,484)	(27,085)	(30,033)
Proceeds from junior subordinated debentures	--	30,928	--
Net (decrease) increase in advances from borrowers for taxes,
insurance and other escrow funds	(1,701)	4,074	(7,247)
Repurchase of common stock	(3,594)	(44,687)	(53,613)
Dividends paid on common stock	(3,813)	(3,435)	--
Proceeds from the exercise of stock options	205	36	--
Purchase of common stock for Management Recognition and Retention Plan	--	--	(20,044)

Net cash provided by financing activities	138,168	317,549	234,346

Net increase in cash and cash equivalents	18,004	35,129	1,864
Cash and cash equivalents at beginning of year	70,030	34,901	33,037

Cash and cash equivalents at end of year	$88,034	$70,030	$34,901

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$71,447	$47,354	$42,424
Income taxes, net of refunds	$20,095	$14,796	$13,307

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$3,412	$2,340	$5,769
Loss on impairment of securities	$--	$135	$--

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

        Basis of Consolidation. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, TMS Corporation of the Americas (“TMS”) and United Farm & Ranch Management (“UFARM”).  TMS is the holding company of TierOne Investments and Insurance, Inc., a company that administers the sale of insurance and securities products, and TierOne Reinsurance Company, which reinsures credit life and disability insurance policies. UFARM provides agricultural customers with professional farm and ranch real estate management and real estate brokerage services.

        Investment and Mortgage-Backed Securities. We classify our investment securities portfolio between securities we intend to hold to maturity and those securities available for sale.

        Securities classified as held to maturity are securities we have the ability and positive intent to hold to maturity regardless of changes in market condition, liquidity needs or changes in general economic conditions. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity using the interest method.

        Securities classified as available for sale are securities we intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including movements in interest rates, changes in the maturity mix of our assets and liabilities, liquidity needs, regulatory capital considerations and other factors. These securities are carried at fair value with unrealized gains or losses reported as increases or decreases in cumulative other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized losses for securities classified as held to maturity and available for sale judged to be other than temporary are charged to operations.

        Accounting for Derivatives and Hedging Activities. We account for our derivatives and hedging activities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. These Statements establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the statements of financial condition and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. These Statements generally provide for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be either net income or other comprehensive income. For a derivative not qualified for hedge accounting under SFAS No. 133, changes in fair value will be recognized in net income in the period of change.

        Loans Receivable. Net loans are stated at unpaid principal balances, plus/minus unamortized premiums, discounts and deferred loan origination fees and costs and the undisbursed portion of loans in process. Interest on loans is credited to income as earned. Interest is not accrued on loans contractually delinquent 90 days or more. Premiums or discounts on loans are amortized into income over the life of the loan using the interest method. Loan origination fees received in excess of certain direct origination costs are deferred and amortized into income over the contractual life of the loan using the interest method or recognized when the loan is sold or paid off. Additionally, accrual of interest and amortization of deferred loan fees on problem loans are excluded from income when, in the opinion of management, such suspension is warranted. Income is subsequently recognized only to the extent cash payments are received and, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Loans Held for Sale. Upon origination or purchase, we designate certain loans receivable as held for sale as we do not intend to hold such loans through maturity. Loans held for sale generally consist of fixed-rate, one-to-four family residential loans and are carried at the lower of cost or market value, determined on an aggregate basis. Gains or losses on such loans are recognized utilizing the specific identification method.

        Provision and Allowance for Loan Losses. A provision for loan losses is charged to income when it is determined to be required based on our analysis. The allowance is maintained at a level to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. We review the loan portfolio no less frequently than quarterly in order to identify those inherent losses and to assess the overall collection probability of the portfolio. Our review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. The evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size, terms and geographic concentration of loans held by us, the value of collateral securing loans, the number of loans requiring heightened oversight and general economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

        The allowance for loan losses consists of two elements. The first element is an allocated allowance established for specific loans identified by our credit review function that are evaluated individually for impairment and are considered to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by: (a) the fair value of the collateral if the loan is collateral dependent; (b) the present value of expected future cash flows; or (c) the loan’s observable market price. The second element is an allowance established for losses which are probable and reasonable to estimate on each of our categories of outstanding loans. While we use available information to recognize probable losses on loans inherent in the portfolio, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

        Goodwill and Intangible Assets. Goodwill represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired from United Nebraska Financial Co. (“UNFC”) on August 27, 2004, the date of the acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangibles balances are not being amortized, but are tested for impairment annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

        We have identified a single reporting unit for purposes of goodwill impairment testing. The impairment test is therefore performed on a consolidated basis. We perform our goodwill impairment analysis on an annual basis during the third quarter. Additional impairment analysis may be performed if circumstances or events occur which may have an impact on the fair value of our goodwill. Generally, fair value represents a multiple of earnings or discounted projected cash flows. Potential impairment is indicated when the carrying value of the entity, including goodwill, exceeds its fair value. If potential for impairment exists, the fair value of the entity is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the entity’s goodwill. Impairment loss is recognized for any excess of the carrying value of the entity’s goodwill over the implied fair value. We performed our impairment analysis as of September 30, 2005 and concluded that no potential impairment of goodwill existed since the fair value of our goodwill exceeded its carrying value.

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

        We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to the identifiable intangible assets. For the years ended December 31, 2005 and 2004, no events or circumstances triggered an impairment charge against our core deposit intangible assets.

        Mortgage Servicing Rights. The right to service loans for others are obtained by the sale of loans sold servicing retained or by direct purchase of such rights. Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of loans classified as held for sale. Capitalized mortgage servicing rights are reported in other assets and are amortized to other income in proportion to, and over the period of, the estimated future net servicing income for the underlying financial assets. These assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Impairment is determined by stratifying rights by predominant characteristics, including interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. The amortization expense and valuation adjustment is recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Income.

        Transfers of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (a) the assets have been isolated; (b) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (c) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. We have not had any significant transactions, arrangements or other relationships with any special purpose entities.

        Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the statement of financial condition, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        Real Estate Owned. Real estate acquired through foreclosure is considered to be held for sale and is initially recorded at estimated fair value. Subsequent to foreclosure, these assets are carried at the lower of carrying value or fair value, less selling costs. Changes in the valuation allowances for unrealized gains and losses and income and operating expenses are included in other income of the current period.

        Premises and Equipment. Premises and equipment are recorded at cost and include expenditures for new facilities and equipment and items that substantially increase the useful lives of existing buildings and equipment. Expenditures for normal repairs and maintenance are charged to earnings as incurred. When facilities or equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Income Taxes. We file a consolidated federal income tax return on a calendar-year basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Earnings Per Share. We compute and present earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share. The difference between the weighted average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options and other stock based compensation plans for the years presented. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Employee Stock Ownership Plan (“ESOP”) and Management Recognition and Retention Plan (“MRRP”) shares not committed to be released are not considered to be outstanding for purposes of EPS calculations. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive common shares at December 31, 2005 represent shares issuable under our stock option and MRRP plans. All stock options awarded are assumed to be 100% vested for purposes of the EPS calculations.

        We account for stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the provisions of APB No. 25, since the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, pro forma net income and pro forma EPS are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003
Net income (as reported)	$32,832	$23,865	$23,815
Add: Stock-based employee compensation expense
included in reported net income,
net of related tax effects	1,868	1,790	1,212
Less: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(2,996)	(2,884)	(1,954)

Pro forma net income	$31,704	$22,771	$23,073

Basic earnings per share (as reported)	$2.02	$1.42	$1.18
Pro forma basic earnings per share	1.95	1.36	1.14
Diluted earnings per share (as reported)	1.97	1.39	1.16
Pro forma diluted earnings per share	1.90	1.34	1.13

The pro forma results above may not be representative of the effect reported in net income for future periods.

        The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2004 and 2003, respectively: dividend yield of 1.0% and 1.0%; expected volatility of 22.6% and 13.2%; risk-free interest rates of 4.0% and 3.5%; and an expected life of 8.0 years and 10.0 years. There were no stock options granted during the year ended December 31, 2005.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Comprehensive Income. Comprehensive income consists of net income, net unrealized gains (losses) on securities and an additional minimum pension liability and is reported, net of tax, in the Consolidated Statements of Changes in Stockholders’ Equity. Increases (decreases) in other comprehensive income are net of related income taxes (benefit) of ($500,000), ($25,000) and $84,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Reclassification adjustments for realized gross gains (losses) included in income, were approximately ($57,000), $171,000 and $118,000, net of tax (expense) benefit of approximately $20,000, ($60,000) and ($41,000), respectively, for the years ended December 31, 2005, 2004 and 2003, respectively.

        Cash and Cash Equivalents. For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include cash on hand, federal funds sold and due from banks.

        Reclassifications. Certain prior years amounts have been reclassified to conform to the 2005 presentation.

2. Industry Segment Information

        Our activities are considered to be a single industry segment for financial reporting purposes. We are engaged in the business of commercial and retail banking, investment management, insurance and farm and ranch management and real estate brokerage services with operations conducted through 68 banking offices located in Nebraska, Iowa and Kansas and nine loan production offices located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.

3. Earnings Per Share

        Basic and diluted EPS data are based on the weighted average number of common shares outstanding during each reporting period. ESOP and MRRP shares not committed to be released are not considered to be outstanding for purposes of EPS calculations. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS are further adjusted for potential common shares that were dilutive and outstanding during the reporting period. Our potentially dilutive common shares at December 31, 2005 represent shares issuable under its 2003 Stock Option Plan and MRRP computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the EPS computations.

	Year Ended December 31, 2005		Year Ended December 31, 2004
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$32,832	$32,832	$23,865	$23,865

Weighted average number of common shares outstanding
used in basic earnings per share calculation (in 000's)	16,221	16,221	16,802	16,802

Common share equivalents - stock option and
MRRP shares (in 000's)		469		334

Weighted average number of common shares outstanding
used in diluted earnings per share calculation (in 000's)		16,690		17,136

Earnings per share	$2.02	$1.97	$1.42	$1.39

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

4. Investment and Mortgage-Backed Securities

        The carrying value, gross unrealized gains and losses, and fair value of investment and mortgage-backed securities by major security category at December 31, 2005 and 2004 are as follows:

	At December 31, 2005
		Gross Unrealized
(Dollars in thousands)	Carrying Value	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$111	$--	$--	$111

Available for sale:
Mortgage-backed securities	20,087	83	418	19,752
U.S. Government securities and agency obligations	68,949	7	1,195	67,761
Corporate securities	10,249	79	64	10,264
Municipal obligations	18,301	32	113	18,220
Agency equity securities	546	1	26	521
Asset Management Fund - ARM Fund	6,000	--	152	5,848

Total investment and mortgage-backed
securities, available for sale	$124,132	$202	$1,968	$122,366

	At December 31, 2004
		Gross Unrealized
(Dollars in thousands)	Carrying Value	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$126	$--	$--	$126

Available for sale:
Mortgage-backed securities	36,286	234	345	36,175
U.S. Government securities and agency obligations	83,371	30	536	82,865
Corporate securities	11,532	216	34	11,714
Municipal obligations	23,434	36	42	23,428
Agency equity securities	3,763	61	1	3,823
Asset Management Fund - ARM Fund	6,000	--	73	5,927

Total investment and mortgage-backed
securities, available for sale	$164,386	$577	$1,031	$163,932

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The carrying and estimated fair value of investment securities at December 31, 2005, by contractual maturity, are shown in the following table. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2005
	Held to Maturity		Available for Sale
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Amount maturing in:
2006	$--	$--	$34,635	$34,164
2007 - 2010	111	111	45,187	44,476
2011 - 2015	--	--	19,467	19,205
After 2015	--	--	4,756	4,769

Total investment securities	$111	$111	$104,045	$102,614

        There were no sales of investment securities held to maturity during the three years ended December 31, 2005. Proceeds from the sale of investment securities available for sale totaled $3.2 million and $16.8 million for the years ended December 31, 2005 and 2004, respectively. Gross realized gains on the sale of investment securities were $14,000 and $596,000 for the years ended December 31, 2005 and 2004, respectively. There were no losses on the sale of investment securities during the year ended December 31, 2005. Realized losses on the sale of investment securities were $135,000 for the year ended December 31, 2004. There were no sales of available for sale investment securities during the year ended December 31, 2003. Proceeds from the sale of mortgage-backed securities were approximately $53.8 million for the year ended December 31, 2003, resulting in gross realized gains of approximately $25,000 and gross realized losses of approximately $25,000. There were no sales of mortgage-backed securities during the years ended December 31, 2005 and 2004.

        At December 31, 2005 and 2004, investment and mortgage-backed securities with fair values of approximately $100.4 million and $100.8 million, respectively, were pledged to secure public deposits.

        Investment and mortgage-backed securities with unrealized losses at December 31, 2005 are summarized in the following table:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government securities and
agency obligations	$6,883	$109	$58,197	$1,086	$65,080	$1,195
Corporate securities	--	--	2,569	64	2,569	64
Municipal obligations	9,138	78	3,311	35	12,449	113
Agency equity securities	509	26	--	--	509	26
Asset Management Fund - ARM Fund	--	--	5,848	152	5,848	152
Mortgage-backed securities	3,956	38	12,049	380	16,005	418

Total temporarily impaired securities	$20,486	$251	$81,974	$1,717	$102,460	$1,968

        We believe all unrealized losses as of December 31, 2005 to be market related, with no permanent sector or issuer credit concerns or impairments. We had 112 securities with unrealized losses for 12 consecutive months or longer as of December 31, 2005. The unrealized losses are believed to be temporarily, not permanently, impaired in value. An impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

5. Loans Receivable

        Loans receivable at December 31, 2005 and 2004 are summarized in the following table:

	At December 31,
(Dollars in thousands)	2005	%	2004	%
Real estate loans:
One-to-four family residential (1)	$384,722	10.96%	$418,270	13.54%
Second mortgage residential	160,208	4.57	255,222	8.26
Multi-family residential	166,579	4.75	142,454	4.61
Commercial real estate and land	692,420	19.74	597,114	19.33
Residential construction	943,378	26.89	601,075	19.46
Commercial construction	351,767	10.03	282,399	9.14
Agriculture	57,008	1.62	66,830	2.16

Total real estate loans	2,756,082	78.56	2,363,364	76.50

Business	177,592	5.06	142,675	4.62

Agriculture - operating	72,518	2.07	71,223	2.31

Warehouse mortgage lines of credit	95,174	2.71	132,928	4.30

Consumer loans:
Home equity	61,600	1.75	56,441	1.83
Home equity lines of credit	141,021	4.02	142,725	4.62
Home improvement	69,165	1.97	73,386	2.37
Automobile	85,515	2.44	80,512	2.61
Other	49,812	1.42	25,956	0.84

Total consumer loans	407,113	11.60	379,020	12.27

Total loans	3,508,479	100.00%	3,089,210	100.00%

Unamortized premiums, discounts and
deferred loan fees	4,778		7,228
Undisbursed portion of construction and
land development loans in process	(668,587)		(441,452)

Net loans	2,844,670		2,654,986
Allowance for loan losses	(30,870)		(26,831)

Net loans after allowance for loan losses	$2,813,800		$2,628,155

(1) Includes loans held for sale	$8,666		$11,956

        Concentration of Credit Risk. Our loans are exposed to credit risk from the possibility that customers may default on their financial obligations to us. Credit risk arises predominantly with respect to loans. Concentrations of credit risk exist if a number of customers are engaged in similar activities, are located in the same geographic region or have similar economic characteristics such that their ability to meet contractual obligations could be similarly affected by changes in economic, political or other conditions. Concentrations of credit risk indicate a related sensitivity of our performance to developments affecting a particular customer, industry or geographic location.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        At December 31, 2005 and 2004 our second mortgage residential, multi-family residential, commercial real estate and land, construction, agricultural, business and consumer loans totaled $3.1 billion and $2.7 billion, respectively. These loan types are considered by management to be of greater risk of collectibility than one-to-four family residential loans. Additionally, at December 31, 2005, we had $74.4 million of interest-only one-to-four family residential loans.

        Our primary lending market area consists of Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Our Asset/Liability and Asset Classification Committees are responsible for setting guidelines related to loan concentrations and monitoring such concentrations to limit potential exposure for material losses. At December 31, 2005 and 2004, approximately 22.2% and 29.2%, respectively, of total loans were secured by properties or made to individuals located outside of our primary lending market area.

        Allowance for loan losses. The activity in the allowance for loan losses is summarized in the following table:

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Balance at beginning of year	$26,831	$19,586	$17,108
Allowance for loan losses acquired	--	4,221	--
Provision for loan losses	6,436	4,887	4,271
Charge-offs	(3,063)	(2,236)	(1,939)
Recoveries on loans previously charged-off	666	373	146

Balance at end of year	$30,870	$26,831	$19,586

        Nonperforming assets and troubled debt restructurings. Nonperforming assets consist of nonperforming loans, troubled debt restructurings and real estate owned. Nonperforming loans are loans on which interest recognition has been suspended until realized because of doubts as to the borrower’s ability to repay principal and interest. Troubled debt restructurings are loans where the terms have been modified to provide a reduction or deferral of interest or principal because of a deterioration in the borrower’s financial position.

	At December 31,
(Dollars in thousands)	2005	2004
Nonperforming loans (1)	$14,405	$10,232
Real estate owned, net (2)	2,446	382

Total nonperforming assets	16,851	10,614
Troubled debt restructurings	5,180	3,469

Total nonperforming assets and
troubled debt restructurings	$22,031	$14,083

(1) Includes all loans 90 or more days delinquent and all uncollected accrued interest is fully reserved.
(2) Real estate owned balances are shown net of related loss allowances.

        Average balance of impaired and restructured loans for the years ended December 31, 2005, 2004 and 2003 totaled $7.1 million, $1.6 million and $3.0 million, respectively. Interest recognized on such loans for the year ended December 31, 2005 approximated $603,000. Additional interest income that would have been recorded for the year ended December 31, 2005 if nonperforming loans and troubled debt restructurings had been current or in accordance with their original terms approximates $802,000.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        We serviced loans for others amounting to approximately $1.2 billion and $1.1 billion at December 31, 2005 and 2004, respectively. Loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and conducting foreclosure processing. In connection with these loans serviced for others, we held borrowers’ escrow balances of approximately $15.5 million and $13.4 million at December 31, 2005 and 2004, respectively.

        Loans serviced for others include approximately $596.3 million and $584.2 million of unpaid principal balances of residential real estate loans at December 31, 2005 and 2004, respectively, for which we have retained a limited amount of recourse obligation. We have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. The maximum total dollar amount of such recourse was approximately $15.4 million and $15.9 million at December 31, 2005 and 2004, respectively. We have established a liability for this recourse obligation, which is based on our historical loss experience, in the amount of approximately $732,000 and $720,000 at December 31, 2005 and 2004, respectively. This liability is included in accrued expenses and other liabilities.

6. Mortgage Servicing Rights

        The balance of capitalized mortgage servicing rights, net of valuation allowances, included in other assets at December 31, 2005 and 2004, was $11.7 million and $10.5 million, respectively. The fair values of these rights were approximately $15.0 million and $11.5 million at December 31, 2005 and 2004, respectively. The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

	At December 31,
(Dollars in thousands)	2005	2004
Serviced loan portfolio balance	$1,201,759	$1,111,104
Fair value	14,954	11,503
Prepayment speed	9.00%-26.40%	7.86%-35.52%
Weighted average prepayment speed	11.52%	17.17%
Fair value with 10% adverse change	$14,405	$11,021
Fair value with 20% adverse change	13,847	10,528
Discount rate	10.00%-15.00%	10.00%-15.50%
Weighted average discount rate	11.40%	11.74%
Fair value with 10% adverse change	$14,453	$11,207
Fair value with 20% adverse change	13,942	10,867

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The following table summarizes activity in capitalized mortgage servicing rights, including amortization expense:

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Balance at beginning of year	$10,505	$8,705	$6,290
Mortgage servicing rights acquired	--	402	--
Mortgage servicing rights capitalized	3,186	3,406	7,346
Amortization expense	(2,778)	(2,876)	(5,583)
Valuation adjustment	800	868	652

Balance at end of year	$11,713	$10,505	$8,705

        The estimated future amortization expense on capitalized mortgage servicing rights for each of the years ending December 31, 2006 through 2010 is approximately $2.7 million, $2.2 million, $1.7 million, $1.2 million and $943,000, respectively. These projections are based on existing asset balances and the existing interest rate environment at December 31, 2005. The amount of amortization expense in any given period may be significantly different depending upon changes in mortgage interest rates and market conditions.

        We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speeds, cash flow and discount rate estimates. Changes in these estimates impact fair value and could require us to record a valuation allowance or recovery. During the year ended December 31, 2005, the balance of our mortgage servicing rights valuation allowance was recaptured into earnings. There was a valuation allowance established for capitalized mortgage servicing rights of $800,000 at December 31, 2004. The amortization expense and valuation adjustment is recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Income.

7. Accrued Interest Receivable

        Accrued interest receivable at December 31, 2005 and 2004 is summarized in the following table:

	At December 31,
(Dollars in thousands)	2005	2004
Loans receivable	$18,320	$14,521
Investment and mortgage-backed securities	870	1,052

Total accrued interest receivable	$19,190	$15,573

8. FHLBank Topeka Stock

        We are a member of the FHLBank Topeka (“FHLBank”) and are required to purchase and hold stock to collateralize our borrowings. Our investment in FHLBank stock is carried at cost, which represents redemption value. We were required to hold approximately $49.3 million and $50.8 million of FHLBank stock at December 31, 2005 and 2004, respectively.

9. Real Estate Owned

        Real estate owned, included in other assets in the Consolidated Statements of Financial Condition, at December 31, 2005 and 2004 aggregating $2.4 million and $347,000, respectively, is recorded net of a valuation allowance of $44,000 and $8,000, respectively. The increase in real estate owned at December 31, 2005 is primarily related to one multi-family residential loan totaling $1.6 million acquired in the UNFC acquisition.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

10. Premises and Equipment

        Premises and equipment at December 31, 2005 and 2004 are summarized in the following table:

	At December 31,		Useful
(Dollars in thousands)	2005	2004	Lives
Land	$6,399	$5,114	--
Buildings and improvements	44,779	42,756	1-50 years
Leasehold improvements	1,796	1,785	4-15 years
Furniture, fixtures, and equipment	9,125	8,641	5-12 years
Computer equipment	5,231	4,318	3-7 years
Vehicles	914	963	2-7 years

Total cost basis of premises and equipment	68,244	63,577
Accumulated depreciation and amortization	(28,735)	(25,357)

Total premises and equipment, net	$39,509	$38,220

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

11. Goodwill and Acquired Intangible Assets

        Goodwill represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired in connection with the August 27, 2004 acquisition of UNFC. The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	At December 31,
(Dollars in thousands)	2005	2004
Balance at beginning of year	$42,283	$--
Additions to goodwill during year	--	42,283
Impairment losses during year	--	--

Balance at end of year	$42,283	$42,283

        Our only identifiable intangible asset is the value of the core deposits acquired as part of the UNFC transaction. The changes in the carrying amount of acquired intangible assets for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,
(Dollars in thousands)	2005	2004
Balance at beginning of year	$11,877	$--
Additions during year	--	12,500
Amortization expense	(1,836)	(623)

Balance at end of year	$10,041	$11,877

        Amortization expense related to our core deposit intangible assets for the year ended December 31, 2005 and estimates for the five years thereafter are as follows:

(Dollars in thousands)	Core Deposit Intangible Assets
Aggregate amortization expense:
For the year ended December 31, 2005	$1,836
Estimated amortization expense:
For the year ended December 31, 2006	1,729
For the year ended December 31, 2007	1,616
For the year ended December 31, 2008	1,494
For the year ended December 31, 2009	1,362
For the year ended December 31, 2010	1,215

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

12. Deposits

        Deposits at December 31, 2005 and 2004 are summarized in the following table:

	At December 31,
	2005		2004
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$138,578	--%	$112,216
Savings	0.57	57,037	0.65	79,546
Interest-bearing checking	1.12	398,094	0.67	414,093
Money market	2.31	338,518	1.09	291,111

Total transaction accounts	1.35	932,227	0.72	896,966

Total transaction accounts as a
percentage of total deposits		45.74%		48.10%

Time deposits:
0.00% to 2.99%		188,788		589,373
3.00% to 4.99%		910,876		364,400
5.00% to 6.99%		6,428		14,022

Total time deposits	3.52	1,106,092	2.77	967,795

Total time deposits as a
percentage of total deposits		54.26%		51.90%

Total deposits	2.53%	$2,038,319	1.79%	$1,864,761

        The scheduled maturities of time deposits at December 31, 2005 are shown in the following table:

(Dollars in thousands)	Amount	Percent
2006	$880,549	79.61%
2007	96,324	8.71
2008	58,190	5.26
Thereafter	71,029	6.42

Total time deposits	$1,106,092	100.00%

        At December 31, 2005 and 2004, time deposits of $100,000 or more approximated $233.1 million and $169.1 million, respectively. Deposits are insured up to $100,000 by the Federal Deposit Insurance Corporation and are backed by the full faith and credit of the U.S. Government.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Interest expense, by each category of deposits, for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Savings	$410	$291	$90
Interest-bearing checking	3,055	2,476	2,629
Money market	5,095	2,731	3,289
Time deposits	33,387	20,956	16,824

Total interest expense on deposits	$41,947	$26,454	$22,832

13. FHLBank Topeka Advances and Other Borrowings

        At December 31, 2005 and 2004, we were indebted on notes as shown in the following table:

	Original	Interest	At December 31,
(Dollars in thousands)	Maturity	Rate Range	2005	2004
Permanent fixed-rate notes
payable to the FHLBank Topeka:	2005	2.13-2.86%	$--	$17,011
	2006	1.83-3.32	52,010	52,019
	2007	2.79	10,000	10,000
	2009	6.83	--	316
	2013	6.24	506	573
	2015	3.97	1,369	1,469
	2030	5.46	2,416	2,431
Convertible fixed-rate notes
payable to the FHLBank Topeka:	2005	5.81	--	25,000
	2008	1.56-2.10	30,000	60,000
	2009	5.41-5.55	80,292	80,367
	2010	4.69-5.36	45,275	45,350
	2011	3.96-4.54	65,257	65,328
	2012	2.86-3.30	75,000	100,000
	2013	2.23-2.99	50,000	50,000
	2015	2.99-4.00	335,000	--
Line of credit with the FHLBank Topeka	2005	2.47	--	261,200
Adjustable-rate note payable
to the FHLBank Topeka	2005	2.48	--	10,000
Retail repurchase agreements	2006/2005	3.19/1.58	29,871	22,674
Junior subordinated debentures	2031/2034	5.29-8.42	37,928	37,928

Total FHLBank Topeka advances and
other borrowings			$814,924	$841,666

Weighted average interest rate			3.77%	3.25%

        The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the FHLBank, with call dates ranging from January 2006 to August 2008. The line of credit with the FHLBank expires in November 2006. We expect the line of credit agreement with the FHLBank to be renewed in the ordinary course of business.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        On April 26, 2004, we formed TierOne Capital Trust I (“TierOne Capital Trust”) which issued capital securities (“Trust Preferred Securities”) to investors. The proceeds from the sale of the Trust Preferred Securities were used to purchase $30.9 million of junior subordinated debentures (“debentures”). The debentures are callable at par in June 2009 and mature in June 2034. Our obligation under the debentures constitutes a full and unconditional guarantee of TierOne Capital Trust’s obligations under the Trust Preferred Securities. In accordance with Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46R”), the trust is not consolidated and related amounts are treated as debt of the Company.

        In connection with our acquisition of UNFC on August 27, 2004, we assumed $7.0 million of variable rate debentures that had been issued on November 28, 2001 by United Nebraska Capital Trust, a trust formed by UNFC. The debentures are callable at par in December 2006, are due December 8, 2031 and are the sole asset of the United Nebraska Capital Trust. Our obligation under the debentures constitutes a full and unconditional guarantee of United Nebraska Capital Trust’s obligations under the Trust Preferred Securities. In accordance with FIN 46R, United Nebraska Capital Trust is not consolidated and related amounts are treated as debt of the Company.

        Pursuant to blanket collateral agreements with the FHLBank, such advances are secured by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans with carrying values totaling approximately $1.7 billion and $1.6 billion at December 31, 2005 and 2004, respectively. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

14. Income Taxes

        Income tax expense for the years ended December 31, 2005, 2004 and 2003 consists of the following components:

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Federal:
Current	$19,242	$12,004	$13,441
Deferred	(1,043)	1,292	217

Total federal income tax expense	18,199	13,296	13,658

State:
Current	1,652	811	537
Deferred	(69)	45	7

Total state income tax expense	1,583	856	544

Total income tax expense	$19,782	$14,152	$14,202

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Our actual income tax expense differs from the expected income tax expense (computed by applying the statutory 35% federal tax rate to income before income tax expense) as shown in the following table:

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Expected income tax expense	$18,415	$13,306	$13,306
Increase (decrease) resulting from:
Employee Stock Ownership Plan	698	491	529
State income taxes, net of federal tax benefits	1,029	556	354
Tax-exempt interest income	(359)	(163)	(9)
Other	(1)	(38)	22

Total income tax expense	$19,782	$14,152	$14,202

Effective tax rate	37.60%	37.23%	37.36%

        The significant items comprising our net deferred income tax asset (liability) at December 31, 2005 and 2004 are shown in the following table:

	At December 31,
(Dollars in thousands)	2005	2004
Deferred tax liabilities:
Deferred fees on loans	$2,040	$1,624
FHLBank Topeka stock	4,038	2,885
Premises and equipment	1,431	1,676
Mortgage servicing rights	4,369	3,918
Other intangible assets	3,745	4,430
Other	466	449

Deferred tax liabilities	16,089	14,982

Deferred tax assets:
Net unrealized losses on securities	659	159
Deferred compensation	2,327	2,033
Management Recognition and Retention Plan	1,536	1,224
Allowance for loan losses	10,975	9,613
Discounts on purchased loans	--	20
Vacation expense	859	738
Other	576	427

Deferred tax assets	16,932	14,214

Net deferred income tax asset (liability)	$843	$(768)

        There was no valuation allowance for deferred tax assets considered necessary at December 31, 2005 and 2004. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversals of deferred tax liabilities, projected taxable income, carryback opportunities and tax planning strategies in making the assessment of the amount of the valuation allowance. The net deferred tax asset at December 31, 2005 is included in other assets in the Consolidated Statements of Financial Condition. Conversely, the net deferred tax liability at December 31, 2004 is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Income taxes payable as of December 31, 2005 and 2004 were approximately $3.2 million and $2.6 million, respectively, and are included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

        Our retained earnings at December 31, 2005 and 2004 include approximately $7.7 million, for which no federal income tax liability has been provided. Such amount represents the bad debt reserve for tax purposes which were accumulated in tax years through the year ended December 31, 1987 (the base year). These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of the remaining allocated retained earnings for purposes other than tax bad debt losses will create taxable income, which will be subject to the then corporate income tax rate. The Small Business Protection Act, passed by Congress in 1996, requires that savings and loan associations recapture into taxable income bad debt reserves, which were accumulated in taxable years after December 31, 1987 and which exceeded certain guidelines.

15. Employee Benefit Plans

        Retirement Plan. We previously had a qualified, noncontributory defined benefit pension plan covering substantially all full-time employees who were at least 21 years of age and had completed one year of service (at least 1,000 hours) as of December 31, 2002. On March 31, 2004, we merged our single-employer defined benefit pension plan and transferred all pension plan assets and future plan obligations to an unrelated third party plan. This transaction resulted in a $1.5 million pre-tax gain for the year ended December 31, 2004 from the curtailment of the liability associated with the plan.

        Savings Plan. We sponsor a defined contribution 401(k) profit sharing plan. At December 31, 2005 and 2004, we contributed 50% of each participant’s contribution up to a maximum of 6% of the participant’s eligible salary, as defined by the plan. Plan expenses, net of forfeitures, for the years ended December 31, 2005, 2004 and 2003 were $604,000, $522,000 and $526,000, respectively, and are included in salaries and employee benefits in the accompanying Consolidated Statements of Income.

        Deferred Compensation Agreements. We have deferred compensation agreements with certain officers and directors. These agreements, which include the Supplemental Executive Retirement Plan and the deferred compensation program for directors and officers, generally include certain requirements such as continued employment for a specified period, availability for consulting services and agreements not to compete after retirement. These deferred compensation arrangements, which are partially funded, represent only a promise to pay amounts in the future and the assets to fund such promises are subject to the claims of our creditors. The expense related to the agreements was approximately $1.0 million, $837,000 and $690,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The liability, which is included in accrued expenses and other liabilities, is as shown in the following table:

	At December 31,
(Dollars in thousands)	2005	2004
Deferred compensation agreements - officers	$917	$666
Deferred compensation agreements - directors	3,011	2,719
Supplemental Executive Retirement Plan	2,655	2,289

Total deferred compensation agreements	$6,583	$5,674

        Management Incentive Compensation Plan. We have a management incentive compensation plan designed to award officers and key employees, as determined by our Board of Directors, an incentive for effectively operating the Company. This plan provides for payments equal to a percentage of salaries for meeting certain organizational and individual performance targets. Expense related to this plan totaled approximately $1.6 million, $1.3 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The liability for this plan is included in accrued expenses and other liabilities.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

16. Stock Based Benefit Plans

        Employee Stock Ownership Plan. Concurrent with the conversion from mutual to stock ownership, we established an ESOP for the benefit of our employees. The ESOP is a qualified pension plan under Internal Revenue Service guidelines which covers all full-time employees who have completed 1,000 hours of service. Upon formation, the ESOP purchased 1,806,006 shares of common stock issued in the initial public offering with the proceeds of an $18,060,060 loan from the Company.

        We account for our ESOP in accordance with Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, expense is recognized based on the market value (average stock price) of shares scheduled to be released from the ESOP trust. As shares are committed to be released from collateral, we report compensation expense equal to the average market price of the shares and the shares become outstanding for EPS computations. Our contributions and dividends on allocated and unallocated ESOP shares are used to pay down the loan. Accordingly, we have recorded the obligation with an offsetting amount of unearned compensation in stockholders’ equity in the accompanying Consolidated Statements of Financial Condition.

	At or for the Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Employee Stock Ownership Plan compensation expense	$3,876	$3,327	$3,016
Employee Stock Ownership Plan shares allocated to employees	489,127	338,626	188,126
Employeee Stock Ownership Plan shares unallocated	1,316,879	1,467,380	1,617,880
Fair value of Employee Stock Ownership Plan unallocated shares	$38,729	$36,464	$37,147

        Management Recognition and Retention Plan. We established the 2003 MRRP which is a stock-based incentive plan that was approved by our shareholders at our 2003 Annual Meeting of Shareholders held April 23, 2003. The shares awarded by the MRRP vest to participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period and is based on the market value of our stock as of the date the awards were made. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in stockholders’ equity. Shareholders approved 903,003 shares to be granted under the MRRP.

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Shares outstanding at beginning of year	644,380	764,850	--
Shares granted	5,000	32,500	764,850
Shares vested	(160,220)	(152,970)	--
Shares forfeited	--	--	--

Shares outstanding at end of year	489,160	644,380	764,850

Management Recognition and Retention Plan expense	$2,875	$2,753	$1,864

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Stock Option Plan. We established the 2003 Stock Option Plan under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the Stock Option Plan vest to participants at the rate of 20% per year. The exercise price of the options is equal to the fair market value of the common stock on the grant date.

	Options Outstanding	Remaining Contractual Life	Options Exercisable
Stock options issued and outstanding at an exercise price of $17.83	1,827,750	7.3 years	725,100
Stock options issued and outstanding at an exercise price of $22.40	37,000	8.8 years	9,000

Stock options outstanding at December 31, 2005	1,864,750		734,100

Weighted average exercise price	$17.92		$17.89

Stock options remaining for future grants	359,758

        The following table details stock options issued, exercised and forfeited since inception of the plan:

	Number of Shares	Weighted Average Exercise Price
Stock options outstanding at December 31, 2002	--	--
Stock options issued	1,852,750	$17.83
Stock options exercised	--	--
Stock options forfeited	--	--

Stock options outstanding at December 31, 2003	1,852,750	17.83

Stock options issued	45,000	22.40
Stock options exercised	(2,000)	17.83
Stock options forfeited	(6,500)	17.83

Stock options outstanding at December 31, 2004	1,889,250	17.94

Stock options issued	--	--
Stock options exercised	(11,500)	17.83
Stock options forfeited	(13,000)	20.64

Stock options outstanding at December 31, 2005	1,864,750	$17.92

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

17. Regulatory Capital Requirements

        In connection with our conversion to a Federally-chartered stock savings bank, we established a liquidation account in an amount equal to our retained earnings on March 31, 2002. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who have continued to maintain their deposit accounts after the conversion. The liquidation account is reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder’s or a supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

        We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures that have been established by regulation to ensure capital adequacy require that we maintain minimum capital amounts and ratios (set forth in the following table). Our primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that we maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. We believe, as of December 31, 2005, that we exceed all capital requirements to which we are subject.

        As of December 31, 2005 and 2004, the most recent notifications from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that we believe have changed the Bank’s category.

        The actual capital amounts and ratios as of December 31, 2005 and 2004 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total risk-based capital
(to risk-weighted assets)	$302,822	11.0%	$220,252	8.0%	$275,315	10.0%
Tier 1 capital (to adjusted
tangible assets)	271,952	8.6	126,695	4.0	158,369	5.0
Tangible capital (to
tangible assets)	271,952	8.6	47,511	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	271,952	9.9	110,126	4.0	165,189	6.0
As of December 31, 2004:
Total risk-based capital
(to risk-weighted assets)	$256,406	10.0%	$204,729	8.0%	$255,911	10.0%
Tier 1 capital (to adjusted
tangible assets)	229,575	7.7	119,560	4.0	149,451	5.0
Tangible capital (to
tangible assets)	229,575	7.7	44,835	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	229,575	9.0	102,365	4.0	153,547	6.0

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        We believe that with respect to the current regulations, the Bank will continue to meet its minimum capital requirements for the foreseeable future. However, events beyond our control, such as increased interest rates or a downturn in the economy in areas where the Bank conducts business or makes loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

        The following table shows a reconciliation between the Bank’s capital calculated in accordance with GAAP and consolidated Bank regulatory capital amounts as presented in the previous table:

	At December 31, 2005
(Dollars in thousands)	Tangible Capital	Core Capital	Total Risk- Based Capital
Bank GAAP capital	$320,770	$320,770	$320,770
Add:
Allowance for loan losses	--	--	30,870
Net unrealized loss on available
for sale securities	1,117	1,117	1,117
Less:
Investment in nonincludable subsidiaries	1,356	1,356	1,356
Goodwill and certain other intangible assets
net of associated deferred tax benefits	48,579	48,579	48,579

Bank regulatory capital	$271,952	$271,952	$302,822

	At December 31, 2004
(Dollars in thousands)	Tangible Capital	Core Capital	Total Risk- Based Capital
Bank GAAP capital	$280,645	$280,645	$280,645
Add:
Allowance for loan losses	--	--	26,831
Net unrealized loss on available
for sale securities	315	315	315
Less:
Investment in nonincludable subsidiaries	1,503	1,503	1,503
Goodwill and certain other intangible assets
net of associated deferred tax benefits	49,730	49,730	49,730
Disallowed mortgage servicing asset	152	152	152

Bank regulatory capital	$229,575	$229,575	$256,406

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

18. Lease Commitments

        At December 31, 2005, 2004 and 2003, we were obligated under noncancelable operating leases for office space and equipment. Certain leases contain escalation clauses providing for increased rental rates based primarily on increases in real estate taxes or in the average consumer price index. Net rent expense under operating leases, included in occupancy expense, was approximately $974,000, $795,000 and $614,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

        The approximate future minimum rental payments projected under the remaining terms of the leases are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2006	$890
2007	783
2008	623
2009	540
2010	243
Thereafter	1,332

Total minimum lease payments due	$4,411

19. Fair Value of Financial Instruments

        The following methods and assumptions were used in estimating fair value disclosure for financial instruments.

        General Assumptions. We assume the book value of short-term financial instruments, defined as any items that mature or reprice within six months or less, approximate their fair value. Short-term financial instruments consist of cash and cash equivalents, accrued interest receivable, advances from borrowers for taxes and insurance and accrued interest payable.

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

        Investment in FHLBank Stock, FHLBank Advances and Other Borrowings. The fair value of FHLBank stock is equivalent to its carrying amount due to it only being redeemable at par value with the FHLBank. The fair value of FHLBank advances and other borrowings is the estimated fair value of similar advances and borrowings with comparable maturities at interest rates currently offered by the FHLBank.

        Loans Receivable. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, business, mortgage and real estate, consumer and other. Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and nonperforming categories.

        The fair value of performing loans is estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of nonperforming loans approximates their carrying value.

        Deposits. The fair value of noninterest-bearing checking, savings, interest-bearing checking, and money market accounts is the amount payable on demand. The fair value of fixed maturity time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

        The estimated fair values of our financial instruments at December 31, 2005 and 2004 are presented in the following table. Since the fair value of forward loan sales, loan purchase commitments and loan origination commitments are not significant, these disclosures are not included in this table.

	At December 31,
	2005		2004
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$88,034	$88,034	$70,030	$70,030
Investment securities	102,725	102,725	127,883	127,883
Mortgage-backed securities	19,752	19,752	36,175	36,175
Net loans after allowance
for loan losses	2,813,800	2,817,209	2,628,155	2,653,033
Accrued interest receivable	19,190	19,190	15,573	15,573
FHLBank Topeka stock	58,491	58,491	54,284	54,284
Financial liabilities:
Deposits	2,038,319	2,030,566	1,864,761	1,863,007
FHLBank Topeka advances
and other borrowings	814,924	811,516	841,666	849,242
Advances from borrowers for
taxes, insurance, and other
escrow funds	24,864	24,864	26,565	26,565
Accrued interest payable	7,289	7,289	6,308	6,308

        Limitations. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures About Fair Value of Financial Instrument’s, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

20. Commitments, Contingencies, and Financial Instruments with Off-Balance Sheet Risk

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

        At December 31, 2005 and 2004, we had commitments to originate fixed-rate loans of approximately $57.1 million and $36.0 million, respectively, and adjustable-rate loans of approximately $76.2 million and $35.4 million, respectively. Commitments, which are disbursed subject to certain limitations, extend over periods of time with the majority of executed commitments disbursed within a 12-month period. Fixed-rate commitments carried interest rates ranging from 5.00% to 17.26% and 4.24% to 12.46% at December 31, 2005 and 2004, respectively.

        Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. We evaluate each customer’s creditworthiness on a case-by-case basis. The same credit policies are used in both granting lines of credit and on-balance sheet instruments. At December 31, 2005 and 2004, we had commitments to lend under unused warehouse mortgage lines of credit of approximately $392.3 million and $439.6 million, respectively. We also had commitments to lend customers’ unused consumer lines of credit at December 31, 2005 and 2004 of approximately $132.6 million and $120.4 million, respectively. In addition, at December 31, 2005 and 2004, we had commitments to lend to customers pursuant to unused commercial lines of credit of approximately $132.3 million and $136.4 million, respectively.

        At December 31, 2005 and 2004, outstanding commitments to purchase mortgage loans aggregated approximately $38.3 million and $60.4 million, respectively, and commitments to sell mortgage loans aggregated approximately $27.1 million and $36.8 million, respectively. These commitments to sell extend over varying periods of time with the majority being settled within a 60-day period.

        We have employment agreements with two key executives. The employment agreements provide for annual base salaries, participation in retirement and executive benefit plans and other fringe benefits applicable to executive personnel. These employment agreements provide for three-year terms which are extended daily thereafter.

        We are party to litigation and claims arising in the normal course of business. We believe that, after consultation with legal counsel, any liability arising from such litigation and claims will not be material to our Consolidated Statements of Financial Condition or Consolidated Statements of Income.

        Information pertaining to the notional and fair values of our derivative financial instruments is presented in the following table:

	At December 31,
	2005		2004
(Dollars in thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Forward loan sale commitments	$27,111	$26,982	$36,751	$36,669
Derivative loan commitments	21,126	21,338	27,574	27,801

        The fair value of these derivative financial instruments is recorded in our Statements of Financial Condition at December 31, 2005 and 2004.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

21. Condensed Parent Company Financial Statements

        The following represents the condensed Statements of Financial Condition at December 31, 2005 and 2004 and condensed Statements of Income and Cash Flows for the years ended December 31, 2005, 2004 and 2003 for TierOne Corporation, the parent company.

Statements of Financial Condition
(Parent Company Only)

	At December 31,
(Dollars in thousands, except per share data)	2005	2004
Assets
Cash in subsidiary bank	$150	$126
Investment securities, available for sale	1,731	2,248
Investment in subsidiary bank	320,770	280,645
Note receivable from subsidiary bank	22,321	29,937
Accrued interest receivable	111	103
Prepaid expenses and other assets	1,999	2,120

Total assets	$347,082	$315,179

Liabilities and Stockholders’ Equity
Liabilities:
Junior subordinated debentures	$37,928	$37,928
Accrued interest payable	197	144
Accrued taxes and other liabilities	90	84

Total liabilities	38,215	38,156

Stockholders’ equity:
Common stock	226	226
Additional paid-in capital	358,587	355,986
Retained earnings, substantially restricted	75,282	46,263
Treasury stock	(101,584)	(98,254)
Unallocated common stock held by the
Employee Stock Ownership Plan	(13,169)	(14,674)
Unearned common stock held by the
Management Recognition and Retention Plan	(9,368)	(12,229)
Accumulated other comprehensive loss, net	(1,107)	(295)

Total stockholders’ equity	308,867	277,023

Total liabilities and stockholders’ equity	$347,082	$315,179

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Statements of Income
(Parent Company Only)

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Interest on investment securities	$106	$310	$179 0
Interest on subsidiary bank note receivable	817	487	1,016
Gain on sale of investment securities, available for sale	--	284	--
Other income	15	9	--
Interest expense - junior subordinated debentures	(2,483)	(1,134)	--
Other expense	(381)	(357)	(299)

Net (loss) income before income tax (expense) benefit
and equity in earnings of subsidiary bank	(1,926)	(401)	896
Income tax benefit (expense)	858	238	(378)

Net income (loss) before equity in earnings of subsidiary bank	(1,068)	(163)	518
Equity in earnings of subsidiary bank	33,900	24,028	23,297

Net income	$32,832	$23,865	$23,815

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Statements of Cash Flows
(Parent Company Only)

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Reconciliation of net income to net cash provided by
(used in) operating activities:
Net income	$32,832	$23,865	$23,815
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Net premium amortization of investment securities	78	110	50
Equity in earnings of subsidiary bank	(33,900)	(24,028)	(23,297)
Deferred income tax expense	8	45	649
Net gain on sales of investment securities	--	(284)	--
Changes in certain assets and liabilities:
Tax benefit receivable	(1)	(145)	983
Accrued interest receivable	(8)	41	(38)
Other assets	118	(1,050)	46
Accrued interest payable	52	49	--
Accrued expenses and other liabilities	6	(1,171)	78

Net cash (used in) provided by operating activities	(815)	(2,568)	2,286

Cash from investing activities:
Acquisition of United Nebraska Financial Co., net of cash acquired	--	(85,083)	--
Purchase of investment securities, available for sale	--	--	(5,042)
Proceeds from maturity of investment securities, available for sale	425	--	--
Proceeds from sale of investment securities, available for sale	--	2,945	--
Dividends received from subsidiary bank	--	92,300	22,000
Investment in subsidiary bank	--	(4,300)	--
Net repayment on note receivable from subsidiary bank	7,616	13,984	54,414

Net cash provided by investing activities	8,041	19,846	71,372

Cash flows from financing activities:
Proceeds from junior subordinated debentures	--	30,928	--
Repurchase of common stock for treasury	(3,594)	(44,687)	(53,613)
Dividends paid on common stock	(3,813)	(3,435)	--
Purchase of common stock for Management
Recognition and Retention Plan	--	--	(20,044)
Treasury stock reissued under stock option plan	205	36	--

Net cash used in financing activities	(7,202)	(17,158)	(73,657)

Net increase in cash in subsidiary bank	24	120	1
Cash in subsidiary bank at beginning of year	126	6	5

Cash in subsidiary bank at end of year	$150	$126	$6

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

22. Quarterly Financial Information (Unaudited)

	Quarter Ended
(Dollars in thousands, except per share data)	03/31/2005	06/30/2005	09/30/2005	12/31/2005
Total interest income	$39,500	$42,725	$46,209	$48,909
Total interest expense	15,164	17,024	19,513	20,727

Net interest income	24,336	25,701	26,696	28,182
Provision for loan losses	788	1,923	1,691	2,034

Net interest income after
provision for loan losses	23,548	23,778	25,005	26,148

Noninterest income	5,975	6,338	6,604	7,668
Noninterest expense	18,034	17,702	17,951	18,763
Income tax expense	4,311	4,806	5,095	5,570

Net income	$7,178	$7,608	$8,563	$9,483

Basic earnings per share	$0.44	$0.47	$0.53	$0.58
Diluted earnings per share	0.43	0.46	0.51	0.56
Dividends declared per common share	0.05	0.06	0.06	0.06

	Quarter Ended
(Dollars in thousands, except per share data)	03/31/2004	06/30/2004	09/30/2004	12/31/2004
Total interest income	$28,090	$27,977	$31,115	$37,798
Total interest expense	10,342	10,842	12,255	14,330

Net interest income	17,748	17,135	18,860	23,468
Provision for loan losses	934	1,105	922	1,926

Net interest income after
provision for loan losses	16,814	16,030	17,938	21,542

Noninterest income	5,441	6,295	5,292	6,877
Noninterest expense	12,596	13,402	14,504	17,710
Income tax expense	3,599	3,348	3,239	3,966

Net income	$6,060	$5,575	$5,487	$6,743

Basic earnings per share	$0.34	$0.33	$0.34	$0.42
Diluted earnings per share	0.33	0.32	0.34	0.41
Dividends declared per common share	0.05	0.05	0.05	0.05

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        There are no changes in or disagreement with our accountants to report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this report was being prepared. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TierOne Corporation:

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that TierOne Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TierOne Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

        In our opinion, management’s assessment that TierOne Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TierOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of TierOne Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln,Nebraska
March 8, 2006

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference from “Information With Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”) to be held May 17, 2006, which will be filed with the Securities and Exchange Commission prior to April 30, 2006.

        We have adopted a Code of Conduct and Ethics that applies to our Chief Executive Officer and Chief Financial Officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Conduct and Ethics, (included as an exhibit to this Annual Report on Form 10-K and filed with the Securities and Exchange Commission), may also be found on the our website at www.tieronebank.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct and Ethics by posting such information on our website.

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

        Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2005:

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options, Restricted Stock Grants, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Restricted Stock Grants, Warrants and Rights	Number of Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity compensation plans
plans approved by	2,353,910	$17.98	460,411
security holders
Equity compensation plans
not approved by security
holders	N/A	N/A	N/A

Total	2,353,910	$17.98	460,411

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

(1) Financial Statements

The following financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data,” and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2005 and 2004;

•	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003;

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

The exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIERONE CORPORATION
Date: March 8, 2006	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 8, 2006	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: March 8, 2006	By:/s/ James A. Laphen
James A. Laphen
Chief Operating Officer and Director
Date: March 8, 2006	By:/s/ Eugene B. Witkowicz
Eugene B. Witkowicz
Chief Financial Officer and Corporate Secretary
(Principal Accounting Officer)
Date: March 8, 2006	By:/s/ Campbell R. McConnell
Campbell R. McConnell
Director
Date: March 8, 2006	By:/s/ Joyce Person Pocras
Joyce Person Pocras
Director
Date: March 8, 2006	By:/s/ Ann Lindley Spence
Ann Lindley Spence
Director
Date: March 8, 2006	By:/s/ Charles W. Hoskins
Charles W. Hoskins
Director

Exhibit Index

No.	Exhibits	Location
2.1	Stock Purchase Agreement, dated as of March 30, 2004, among TierOne Corporation,
	United Nebraska Financial Co. and the Shareholders of United Nebraska Financial Co.	(1)
3.1	Articles of Incorporation of TierOne Corporation	(2)
3.2	Bylaws of TierOne Corporation	(2)
4.0	Forms of Stock Certificate of TierOne Corporation	(2)
10.1	Employment Agreement between TierOne Bank and Gilbert G. Lundstrom*	(2)
10.2	Employment Agreement between TierOne Bank and James A. Laphen*	(2)
10.3	Form of Employment Agreement between TierOne Corporation and Gilbert G. Lundstrom*	(2)
10.4	Form of Employment Agreement between TierOne Corporation and James A. Laphen*	(2)
10.5	Supplemental Retirement Plan*	(2)
10.6	Form of Change in Control Agreement between TierOne Bank and certain executive officers*	(2)
10.7	Form of Change in Control Agreement between TierOne Bank and certain executive officers*	(2)
10.8	Form of TierOne Bank Employee Severance Plan*	(2)
10.9	Form of Employee Stock Ownership Plan Supplemental Executive Retirement Plan*	(2)
10.10	Form of 401(k) Plan Supplemental Executive Retirement Plan*	(2)
10.11	Director’s Deferred Compensation Plan*	(2)
10.12	Third Amended and Restated Consultation Plan for Directors*	(5)
10.13	TierOne Bank Management Incentive Compensation Plan*	(4)
10.14	TierOne Bank Deferred Compensation Plan*	(4)
10.15	2003 Stock Option Plan*	(3)
10.16	Form of Non-employee Director Compensatory Stock Option Agreement for use under the
	2003 Stock Option Plan*	(5)
10.17	Form of Employee Compensatory Stock Option Agreement for use under the 2003 Stock Option Plan*(5)
10.18	Form of Employee Incentive Stock Option Agreement for use under 2003 Stock Option Plan*	(5)
10.19	2003 Management Recognition and Retention Plan and Trust Agreement*	(3)
10.20	Form of award agreements for use under the Management Recognition and Retention
	Plan and Trust Agreement*	(5)
22	Subsidiaries of the Registrant - Reference is made to “Item 1. Business -
	Subsidiaries” of the Form 10-K for the required information	--
23	Consent of KPMG LLP	Filed Herewith
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Exhibit 2 of TierOne Corporation’s Form 8-K filed on August 31, 2004.
(2)	Incorporated by reference from TierOne Corporation’s Registration Statement on Form S-1, filed on April 8, 2002, as amended and declared effective on August 12, 2002 (File No. 333- 85838).
(3)	Incorporated herein by reference from TierOne Corporation’s definitive proxy statement filed by TierOne Corporation with the SEC on March 11, 2003.
(4)	Incorporated by reference from TierOne Corporation’s Annual Report and Form 10-K for the year ended December 31, 2002 filed by TierOne Corporation with the SEC on March 28, 2003.
(5)	Incorporated by reference from TierOne Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed by TierOne Corporation with the SEC on March 9, 2005.