Form 10-K/A
period 2005-12-31
TIERONE CORP
filed 2006-03-16
CIK 1170605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1 TO

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

Indicate whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  |  |  NO  |X|

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $492,179,492 as of June 30, 2005. As of March 16, 2006, there were 18,152,773 issued and outstanding shares of the Registrant’s common stock.

Documents Incorporated by Reference

None.

Explanatory Note

        On March 10, 2006, TierOne Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company hereby amends Item 15 of Part IV of its Annual Report on Form 10-K to provide in its entirety as set forth below. This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K, and other than amending Item 15 does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

The following financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data,” and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2005 and 2004;

•	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003;

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003;

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm

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

TIERONE CORPORATION
Date: March 16, 2006	By: /s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and
Chief Executive Officer

Exhibit Index

No.	Exhibits	Location
2.1	Stock Purchase Agreement, dated as of March 30, 2004, among TierOne Corporation, United	(1)
	Nebraska Financial Co. and the Shareholders of United Nebraska Financial Co.
3.1	Articles of Incorporation of TierOne Corporation	(2)
3.2	Bylaws of TierOne Corporation	(2)
4.0	Forms of Stock Certificate of TierOne Corporation	(2)
10.1	Employment Agreement between TierOne Bank and Gilbert G. Lundstrom*	(2)
10.2	Employment Agreement between TierOne Bank and James A. Laphen*	(2)
10.3	Form of Employment Agreement between TierOne Corporation and Gilbert G. Lundstrom*	(2)
10.4	Form of Employment Agreement between TierOne Corporation and James A. Laphen*	(2)
10.5	Supplemental Retirement Plan*	(2)
10.6	Form of Change in Control Agreement between TierOne Bank and certain executive officers*	(2)
10.7	Form of Change in Control Agreement between TierOne Bank and certain executive officers*	(2)
10.8	Form of TierOne Bank Employee Severance Plan*	(2)
10.9	Form of Employee Stock Ownership Plan Supplemental Executive Retirement Plan*	(2)
10.10	Form of 401(k) Plan Supplemental Executive Retirement Plan*	(2)
10.11	Director's Deferred Compensation Plan*	(2)
10.12	Third Amended and Restated Consultation Plan for Directors*	(5)
10.13	TierOne Bank Management Incentive Compensation Plan*	(4)
10.14	TierOne Bank Deferred Compensation Plan*	(4)
10.15	2003 Stock Option Plan*	(3)
10.16	Form of Non-employee Director Compensatory Stock Option Agreement for use under the 2003	(5)
	Stock Option Plan*
10.17	Form of Employee Compensatory Stock Option Agreement for use under the 2003 Stock Option	(5)
	Plan*
10.18	Form of Employee Incentive Stock Option Agreement for use under 2003 Stock Option Plan*	(5)
10.19	2003 Management Recognition and Retention Plan and Trust Agreement*	(3)
10.20	Form of award agreements for use under the Management Recognition and Retention Plan and	(5)
	and Trust Agreement*
10.21	TierOne Bank 2005 Management Incentive Compensation Plan*+	Filed Herewith
10.22	TierOne Bank 2006 Management Incentive Compensation Plan*+	Filed Herewith
22	Subsidiaries of the Registrant - Reference is made to "Item 1. Business - Subsidiaries"	--
	of the Form 10-K for the required information
23	Consent of KPMG LLP	Previously Filed
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as	Filed Herewith
	amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as	Filed Herewith
	amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No.	Exhibits	Location

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley	Filed Herewith
Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley	Filed Herewith
Act of 2002

*	Denotes a management contract or compensatory arrangement.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. The redacted material is being filed separately with the SEC.
(1)	Incorporated by reference from Exhibit 2 of TierOne Corporation’s Form 8-K filed on August 31, 2004.
(2)	Incorporated by reference from TierOne Corporation’s Registration Statement on Form S-1, filed on April 8, 2002, as amended and declared effective on August 12, 2002 (File No. 333-85838).
(3)	Incorporated herein by reference from TierOne Corporation’s definitive proxy statement filed by TierOne Corporation with the SEC on March 11, 2003.
(4)	Incorporated by reference from TierOne Corporation’s Annual Report and Form 10-K for the year ended December 31, 2002 filed by TierOne Corporation with the SEC on March 28, 2003.
(5)	Incorporated by reference from TierOne Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed by TierOne Corporation with the SEC on March 9, 2005.