Form 10-Q
period 2006-03-31
TIERONE CORP
filed 2006-05-08
CIK 1170605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission file number: 000-50015

TierOne Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Wisconsin	04-3638672
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1235 “N” Street
Lincoln, Nebraska	68508
(Address of Principal Executive Offices)	(Zip Code)

(402) 475-0521
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer           Accelerated filer    X    Non-accelerated filer

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes            No    X

As of May 3, 2006, there were 18,142,694 issued and outstanding shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
March 31, 2006 (Unaudited) and December 31, 2005

(Dollars in thousands, except per share data)	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$58,856	$83,534
Federal funds sold	--	4,500

Total cash and cash equivalents	58,856	88,034

Investment securities:
Held to maturity, at cost which approximates fair value	105	111
Available for sale, at fair value	100,075	102,614
Mortgage-backed securities, available for sale, at fair value	18,035	19,752
Loans receivable:
Net loans (includes loans held for sale of $13,853 and $8,666 at
March 31, 2006 and December 31, 2005, respectively)	2,957,482	2,844,670
Allowance for loan losses	(31,779)	(30,870)

Net loans after allowance for loan losses	2,925,703	2,813,800

FHLBank Topeka stock, at cost	59,260	58,491
Premises and equipment, net	40,507	39,509
Accrued interest receivable	19,302	19,190
Goodwill	42,283	42,283
Other intangible assets, net	9,600	10,041
Other assets	30,060	28,450

Total assets	$3,303,786	$3,222,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,034,141	$2,038,319
FHLBank Topeka advances and other borrowings	886,841	814,924
Advance payments from borrowers for taxes, insurance and
other escrow funds	34,305	24,864
Accrued interest payable	6,766	7,289
Accrued expenses and other liabilities	22,390	28,012

Total liabilities	2,984,443	2,913,408

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,154,773 and 18,150,773 shares issued and outstanding at
March 31, 2006 and December 31, 2005, respectively	226	226
Additional paid-in capital	351,172	358,587
Retained earnings, substantially restricted	83,506	75,282
Treasury stock, at cost; 4,420,302 and 4,424,302 shares at
March 31, 2006 and December 31, 2005, respectively	(101,492)	(101,584)
Unallocated common stock held by Employee Stock
Ownership Plan	(12,793)	(13,169)
Unearned common stock held by Management Recognition
and Retention Plan	--	(9,368)
Accumulated other comprehensive loss, net	(1,276)	(1,107)

Total stockholders’ equity	319,343	308,867

Total liabilities and stockholders’ equity	$3,303,786	$3,222,275

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2006	2005
Interest income:
Loans receivable	$48,102	$37,466
Investment securities	2,015	2,034
Other interest-earning assets	76	--

Total interest income	50,193	39,500

Interest expense:
Deposits	13,142	8,898
FHLBank Topeka advances and other borrowings	7,915	6,266

Total interest expense	21,057	15,164

Net interest income	29,136	24,336
Provision for loan losses	1,331	788

Net interest income after provision for loan losses	27,805	23,548

Noninterest income:
Fees and service charges	5,047	4,888
Debit card fees	616	467
Income (loss) from real estate operations, net	(6)	2
Net gain (loss) on sales of:
Investment securities	21	13
Loans held for sale	545	471
Real estate owned	(70)	36
Other operating income	253	98

Total noninterest income	6,406	5,975

Noninterest expense:
Salaries and employee benefits	11,775	10,220
Occupancy, net	2,216	2,188
Data processing	568	508
Advertising	1,088	914
Other operating expense	3,699	4,204

Total noninterest expense	19,346	18,034

Income before income taxes	14,865	11,489
Income tax expense	5,663	4,311

Net income	$9,202	$7,178

Net income per common share, basic	$0.56	$0.44

Net income per common share, diluted	$0.54	$0.43

Dividends declared per common share	$0.06	$0.05

Average common shares outstanding, basic (000’s)	16,389	16,180

Average common shares outstanding, diluted (000’s)	17,032	16,606

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Three Months Ended March 31, 2006 and 2005
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity
Balance at December 31, 2004	$226	$355,986	$46,263	$(98,254)	$(14,674)	$(12,229)	$(295)	$277,023

Common stock earned by employees
in Employee Stock Ownership Plan	--	541	--	--	376	--	--	917
Amortization of awards under the
Management Recognition and
Retention Plan	--	--	--	--	--	719	--	719
Treasury stock reissued under 2003
Stock Option Plan	--	(3)	--	12	--	--	--	9
Repurchase of common stock
(140,800 shares)	--	--	--	(3,411)	--	--	--	(3,411)
Dividends paid ($0.05 per common share)	--	--	(835)	--	--	--	--	(835)
Comprehensive income:
Net income	--	--	7,178	--	--	--	--	7,178
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	(939)	(939)

Total comprehensive income	--	--	7,178	--	--	--	(939)	6,239

Balance at March 31, 2005	$226	$356,524	$52,606	$(101,653)	$(14,298)	$(11,510)	$(1,234)	$280,661

Balance at December 31, 2005	$226	$358,587	$75,282	$(101,584)	$(13,169)	$(9,368)	$(1,107)	$308,867

Common stock earned by employees
in Employee Stock Ownership Plan	--	818	--	--	376	--	--	1,194
Transfer of unearned common stock held
by the Management Recognition and
Retention Plan upon adoption of
SFAS No. 123(R)	--	(9,368)	--	--	--	9,368	--	--
Amortization of awards under the
Management Recognition and
Retention Plan	--	726	--	--	--	--	--	726
Amortization of stock options under
2003 Stock Option Plan upon
adoption of SFAS No. 123(R)	--	420	--	--	--	--	--	420
Treasury stock reissued under 2003
Stock Option Plan	--	(11)	--	92	--	--	--	81
Dividends paid ($0.06 per common share)	--	--	(978)	--	--	--	--	(978)
Comprehensive income:
Net income	--	--	9,202	--	--	--	--	9,202
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	(169)	(169)

Total comprehensive income	--	--	9,202	--	--	--	(169)	9,033

Balance at March 31, 2006	$226	$351,172	$83,506	$(101,492)	$(12,793)	$--	$(1,276)	$319,343

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2006	2005
Reconciliation of net income to net cash provided by operating activities:
Net income	$9,202	$7,178
Adjustments to reconcile net income to net cash provided by
operating activities:
Net premium amortization of investment and mortgage-backed securities	61	149
Depreciation and amortization	914	985
Amortization of intangible assets	441	468
Amortization of discount on FHLBank Topeka advances	(64)	(64)
Employee Stock Ownership Plan compensation expense	1,194	917
2003 Management Recognition and Retention Plan employee compensation expense	726	719
2003 Stock Option Plan employee compensation expense	420	--
Amortization of premiums (accretion of discounts) on net loans	(189)	1,363
FHLBank Topeka stock dividend	(769)	(594)
Deferred income tax expense (benefit)	(515)	253
Provision for loan losses	1,331	788
Proceeds from sales of loans held for sale	44,275	48,123
Originations and purchases of loans held for sale	(48,917)	(50,983)
Net (gain) loss on sales of:
Investment securities	(21)	(13)
Loans held for sale	(545)	(471)
Real estate owned	70	(36)
Premises and equipment	(102)	11
Changes in certain assets and liabilities:
Accrued interest receivable	(112)	(162)
Other assets	(430)	74
Accrued interest payable	(523)	249
Accrued expenses and other liabilities	(5,639)	(6,386)

Net cash provided by operating activities	808	2,568

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(1,986)	(3,000)
Proceeds from sale of investment and mortgage-backed securities, available for sale	2,326	3,143
Proceeds from maturities of investment securities, available for sale	1,920	3,125
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	1,692	3,918
Increase in loans receivable	(112,205)	(15,202)
Additions to premises and equipment	(2,175)	(904)
Proceeds from sale of premises and equipment	365	27
Proceeds from sale of real estate owned	3,713	345

Net cash used in investing activities	(106,350)	(8,548)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2006	2005
Cash flows from financing activities:
Net increase (decrease) in deposits	$(4,178)	$131,137
Net advances (repayment) on FHLBank Topeka line of credit and
short-term advances and other borrowings	47,031	(103,282)
Proceeds from FHLBank Topeka long-term advances and other borrowings	115,000	--
Repayments of FHLBank Topeka long-term advances and other borrowings	(90,050)	(30,355)
Net increase (decrease) in advances from borrowers for taxes, insurance and
other escrow funds	9,441	(2,230)
Repurchase of common stock	--	(3,411)
Dividends paid on common stock	(978)	(835)
Tax benefit realized from the exercise of stock options	17	--
Proceeds from the exercise of stock options	81	9

Net cash provided by (used in) financing activities	76,364	(8,967)

Net decrease in cash and cash equivalents	(29,178)	(14,947)
Cash and cash equivalents at beginning of period	88,034	70,030

Cash and cash equivalents at end of period	$58,856	$55,083

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$21,580	$14,915
Income taxes, net of refunds	$5,934	$4,525

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$4,347	$360

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation and Consolidation

        TierOne Corporation (“Company”) is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation is the holding company for TierOne Bank (“Bank”). The Bank has two wholly owned subsidiaries, TMS Corporation of the Americas (“TMS”) and United Farm & Ranch Management, Inc. (“UFARM”). TMS is the holding company of TierOne Investments and Insurance, Inc., a wholly owned subsidiary that administers the sale of securities and insurance products, and TierOne Reinsurance Company, a wholly owned subsidiary that reinsures credit life and disability insurance policies. UFARM provides agricultural customers with professional farm and ranch management and real estate brokerage services. The accompanying unaudited consolidated financial statements include the accounts of the Bank and its wholly owned subsidiaries.

        The accompanying interim consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire calendar year 2006.

        As used in this report, unless the context otherwise requires, the terms “we,” “us,” or “our” refer to the Company and the Bank.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Critical Accounting Policies

        Various elements of our accounting policies, by nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, judgments regarding goodwill and other intangible assets, valuation of mortgage servicing rights, valuation and measurement of derivatives and commitments and evaluation of investment and mortgage-backed securities for impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our reported financial condition and results of operations.

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

        We establish provisions for loan losses, which are charges to our operating results, in order to maintain a level of total allowance for loan losses that, in management’s belief, cover all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management reviews the loan portfolio no less frequently than quarterly in order to identify those inherent losses and to assess the overall collection probability of the loan portfolio. Management’s review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. The evaluation process includes, among other things:

•	Trends and levels of delinquent, nonperforming or “impaired” loans;
•	Trends and levels of charge-offs and recoveries;
•	Trends in volume and underwriting terms or guarantees for loans;
•	Impact of changes in underwriting standards, risk tolerances or other changes in lending practices;
•	Changes in the value of collateral securing loans;

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

•	Total loans outstanding and the volume of loan originations;
•	Type, size, terms and geographic concentration of loans held;
•	Changes in qualifications or experience of the lending staff;
•	Changes in local or national economic or industry conditions;
•	Number of loans requiring heightened management oversight;
•	Changes in credit concentrations; and
•	Changes in regulatory requirements.

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

        Goodwill and Other Intangible Assets. Goodwill represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired in connection with the August 27, 2004 acquisition of United Nebraska Financial Co. (“UNFC”). In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible balances are not being amortized, but are tested for impairment annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Our policy is to evaluate annually the carrying value of our reporting unit goodwill and identifiable assets not subject to amortization. Goodwill was established in connection with the UNFC acquisition and was supported by third-party valuations as of August 27, 2004.

        We have identified a single reporting unit for purposes of goodwill impairment testing. The impairment test is therefore performed on a consolidated basis. We perform our goodwill impairment analysis on an annual basis during the third quarter. Additional impairment analysis may be performed if circumstances or events occur which may have an impact on the fair value of our goodwill. Generally, fair value represents a multiple of earnings or discounted projected cash flows. Potential impairment is indicated when the carrying value of the entity, including goodwill, exceeds its fair value. If the potential for impairment exists, the fair value of the entity is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the entity’s goodwill. Impairment loss is recognized for any excess of the carrying value of the entity’s goodwill over the implied fair value. We performed our impairment analysis as of September 30, 2005 and concluded that no potential impairment of goodwill existed as the fair value of our goodwill exceeded its carrying value.

        The value of core deposit intangible assets acquired in connection with the UNFC transaction, which is subject to amortization, is included in the Consolidated Statements of Financial Condition as other intangible assets. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition, account runoff, alternative funding costs, deposit servicing costs and discount rates. The core deposit intangible assets have been estimated to have a 10-year life with an accelerated rate of amortization.

        We review our core deposit intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to these intangible assets.

        Mortgage Servicing Rights. We capitalize the estimated value of mortgage servicing rights upon the sale of loans. The estimated value takes into consideration contractually known amounts, such as loan balance, term and interest rate. These estimates are impacted by loan prepayment speeds, servicing costs and discount rates used to compute a present value of the cash flow stream. We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value, and could require us to record a valuation allowance or recovery. The fair value of mortgage servicing rights is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of mortgage servicing rights. Generally, as interest rates decline, prepayments accelerate with increased refinance activity, which results in a decrease in the fair value of mortgage servicing rights. As interest rates rise, prepayments generally slow, which results in an increase in the fair value of mortgage servicing rights. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of fair value is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different point in time.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

        To mitigate the effect of interest rate risk inherent in providing loan commitments, we hedge our commitments by entering into mandatory or best efforts delivery forward loan sale contracts. These forward contracts are marked-to-market through earnings and are not designated as accounting hedges under SFAS No. 133. The change in the fair value of loan commitments and the change in the fair value of forward sales contracts generally move in opposite directions and, accordingly, the impact of changes in these valuations on net income during the loan commitment period is generally inconsequential.

        Although the forward loan sale contracts also serve as an economic hedge of loans held for sale, forward contracts have not been designated as accounting hedges under SFAS No. 133 and, accordingly, loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

        Investment and Mortgage-Backed Securities. We evaluate available for sale and held to maturity investment securities for impairment on a quarterly basis. An impairment charge in the Consolidated Statements of Income is recognized when the decline in the fair value of investment securities below their cost basis is judged to be other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge, including, but not limited to, the length of time and extent to which the fair value has been less than its cost basis and our ability and intent to hold the investment security for a period of time sufficient to allow for any anticipated recovery in fair value.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Stock-Based Compensation

        Effective January 1, 2006, we adopted SFAS No. 123(R) Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that compensation expense related to stock-based payment transactions be recognized in the financial statements and that expense be measured based on the fair value of the equity or liability instrument issued. SFAS No. 123(R) also requires that forfeitures be estimated over the vesting period of the instrument. We adopted SFAS No. 123(R) using the modified-prospective method and have applied this method to the accounting for our stock options and restricted shares. Under the modified-prospective method, stock-based employee compensation expense recognized after adoption includes: (a) stock-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) stock-based employee compensation expense for all awards granted subsequent to January 1, 2006, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to January 1, 2006, as permitted by SFAS No. 123, we accounted for stock-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, therefore recorded no stock-based employee compensation expense for employee stock options. Results for periods prior to January 1, 2006 have not been restated.

        Had stock-based employee compensation expense for our stock option plans and employee stock purchase plans been determined based on a calculated fair value using the Black-Scholes model at the grant date for awards subsequent to the distribution, consistent with the recognition provisions of SFAS No. 123(R), our net income and earnings per share would have been impacted as follows for the three month period ended March 31, 2005:

Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2005
Net income (as reported)	$7,178
Add: stock-based employee compensation expense
included in reported net income, net of related tax effects	467
Deduct: total stock-based employee compensation expense
determined under the fair value based method for all awards,
net of related tax effects	(740)

Pro forma net income	$6,905

Basic earnings per share (as reported)	$0.44
Pro forma basic earnings per share	$0.43
Diluted earnings per share (as reported)	$0.43
Pro forma diluted earnings per share	$0.42

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Amounts recognized in the financial statements with respect to our stock-based employee compensation plans are presented in the following table:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Stock-based employee compensation expense:
Employee Stock Ownership Plan expense	$1,166	$900
Management Recognition and Retention Plan expense	726	719
2003 Stock Option Plan expense	420	--

Amount of stock-based compensation expense,
before income tax benefit	$2,312	$1,619

Amount of related income tax benefit recognized	$504	$383

        Employee Stock Ownership Plan. Concurrent with the conversion from mutual to stock ownership in October 2002, we established an Employee Stock Ownership Plan (“ESOP”) for the benefit of our employees. The ESOP is a qualified pension plan under Internal Revenue Service guidelines which covers all full-time employees who have completed 1,000 hours of service. Upon formation, the ESOP purchased 1,806,006 shares of common stock issued in the initial public offering with the proceeds of an $18,060,060 loan from the Company.

        We account for our ESOP in accordance with Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, expense is recognized based on the market value (average stock price) of shares scheduled to be released from the ESOP trust. As shares are committed to be released from collateral, we report employee compensation expense equal to the average market price of the shares and the shares become outstanding for earnings per share (“EPS”) computations. Our contributions and dividends on allocated and unallocated ESOP shares are used to pay down the loan. Accordingly, we have recorded the obligation with an offsetting amount of unearned compensation in stockholders’ equity in the accompanying Consolidated Statements of Financial Condition.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	At or for the Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Employee Stock Ownership Plan compensation expense	$1,166	$900
Employee Stock Ownership Plan shares allocated to employees	489,127	338,626
Employeee Stock Ownership Plan shares unallocated	1,316,879	1,467,380
Fair value of Employee Stock Ownership Plan unallocated shares	$44,708	$34,483

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        2003 Management Recognition and Retention Plan. We established the 2003 Management Recognition and Retention Plan (“MRRP”) which is a stock-based incentive plan that was approved by our shareholders at our 2003 Annual Meeting of Shareholders. The shares awarded by the MRRP vest to participants at the rate of 20% per year. Employee compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market price of our stock as of the date the awards were made. Shareholders approved 903,003 shares to be granted under the MRRP and 100,653 shares are still available for future grants as of March 31, 2006. The following table summarizes shares of our common stock which were subject to award and have been granted pursuant to the MRRP at March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares outstanding at December 31, 2005	489,160	$18.21
Shares granted	--	--
Shares vested	--	--
Shares forfeited	--	--

Shares outstanding at March 31, 2006	489,160	$18.21

        Employee compensation expense related to the MRRP totaled $726,000 and $719,000 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, we had $6.3 million of total unrecognized employee compensation expense related to unvested MRRP shares. These expenses are expected to be recognized over a weighted average period of 2.3 years.

        2003 Stock Option Plan. We established the 2003 Stock Option Plan (“SOP”) under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. Employee compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the fair value of our stock options as of the date the awards were made. The exercise price of the options is equal to the market price of the common stock on the grant date. Shareholders approved 2,257,508 stock options to be granted under the SOP and 359,758 of these stock options are still available for future grants as of March 31, 2006.

        The fair value of each option was estimated on the date of the grant using the Black-Scholes model. The dividend yield was calculated based on the annual dividends paid and the 12 month average closing stock price at the time of the grant. Expected volatility was based on historical volatility of our stock price. We have utilized historical experience to determine the expected life of the stock options. All inputs into the Black-Scholes model are estimates at the time of the grant. Actual results in the future could materially differ from these estimates, however such results would not impact future reported net income.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table details the inputs into the Black-Scholes model for stock options granted during the years ended December 31, 2004 and 2003. There were no stock options granted during the year ended December 31, 2005 or three months ended March 31, 2006.

	Year Ended December 31,
	2004	2003
Dividend yield	1.00%	1.00%
Expected volatility	22.60%	13.20%
Risk-free interest rate	4.00%	3.50%
Expected life of stock options	8 years	10 years
Weighted average fair value of stock options granted	$7.12	$4.51

        The following table details stock options issued, exercised and forfeited during the three months ended March 31, 2006:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Average Intrinsic Value
Stock options outstanding at December 31, 2005	1,864,750	$17.92
Stock options granted	--	--
Stock options exercised	(4,000)	20.12
Stock options forfeited	(2,500)	17.83

Stock options outstanding at March 31, 2006	1,858,250	$17.92	7.11	$29,795

Stock options exercisable at March 31, 2006	729,100	$17.87	7.10	$11,721

        The total intrinsic value (market value on the exercise date less the strike price) of the stock options exercised during the three months ended March 31, 2006 and 2005 was $48,000 and $3,000, respectively. At March 31, 2006, there was $3.5 million of total unrecognized compensation expense related to unvested stock options which will be expensed over a weighted average period of 2.2 years.

        Cash received from the exercise of stock options for the three months ended March 31, 2006 and 2005 was $81,000 and $9,000, respectively. The tax benefit realized from the exercise of stock options during the three months ended March 31, 2006 and 2005 was $17,000 and $1,000, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Goodwill and Other Intangible Assets

        Goodwill had a net carrying amount of $42.3 million at March 31, 2006. This amount represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired in connection with the August 27, 2004 acquisition of UNFC. We evaluate goodwill for impairment annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. There have been no changes in the carrying amount of goodwill during the three months ended March 31, 2006 due to impairment as we are not aware of any facts or circumstances that would indicate our carrying value exceeded fair value.

        Our only identifiable other intangible asset is the value of core deposits acquired as part of the UNFC transaction. The core deposit intangible assets have been estimated to have a 10-year life, with an accelerated rate of amortization.

        The changes in the net carrying amounts of other intangible assets for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Balance at beginning of period	$10,041	$11,877
Additions	--	--
Amortization expense	(441)	(468)

Balance at end of period	$9,600	$11,409

        Estimated amortization expense for core deposit intangible assets for the year ending December 31, 2006 and five years thereafter is as follows:

(Dollars in thousands)	Core Deposit Intangible Asset
Estimated Amortization Expense
For the Year Ending:
December 31, 2006	$1,729
December 31, 2007	1,616
December 31, 2008	1,494
December 31, 2009	1,362
December 31, 2010	1,215
December 31, 2011	1,048

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 — Investment and Mortgage-Backed Securities

        The carrying value, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$105	$--	$--	$105

Available for sale:
Mortgage-backed securities	18,371	82	418	18,035
U.S. Government securities and agency obligations	70,912	--	1,348	69,564
Corporate securities	6,254	--	97	6,157
Municipal obligations	18,063	23	111	17,975
Agency equity securities	546	--	3	543
Asset Management Fund - ARM Fund	6,000	--	164	5,836

Total investment and mortgage-backed
securities, available for sale	$120,146	$105	$2,141	$118,110

	December 31, 2005
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$111	$--	$--	$111

Available for sale:
Mortgage-backed securities	20,087	83	418	19,752
U.S. Government securities and agency obligations	68,949	7	1,195	67,761
Corporate securities	10,249	79	64	10,264
Municipal obligations	18,301	32	113	18,220
Agency equity securities	546	1	26	521
Asset Management Fund - ARM Fund	6,000	--	152	5,848

Total investment and mortgage-backed
securities, available for sale	$124,132	$202	$1,968	$122,366

        We believe all unrealized losses as of March 31, 2006 to be market related, with no permanent sector or issuer credit concerns or impairments. We had 118 securities with unrealized losses totaling $1.9 million for 12 consecutive months or longer as of March 31, 2006. The unrealized losses are believed to be temporarily, not permanently, impaired in value. An impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. As of March 31, 2006, we intended to hold these securities until maturity.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 — Loan Portfolio Composition

        Loans receivable at March 31, 2006 and December 31, 2005 are summarized in the following table:

	March 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$375,676	10.25%	$384,722	10.96%
Second mortgage residential	147,205	4.02	160,208	4.57
Multi-family residential	172,661	4.71	166,579	4.75
Commercial real estate and land	743,722	20.30	692,420	19.74
Residential construction	999,687	27.29	943,378	26.89
Commercial construction	388,960	10.62	351,767	10.03
Agriculture	60,632	1.66	57,008	1.62

Total real estate loans	2,888,543	78.85	2,756,082	78.56

Business	201,904	5.51	177,592	5.06

Agriculture - operating	68,182	1.86	72,518	2.07

Warehouse mortgage lines of credit	102,454	2.80	95,174	2.71

Consumer loans:
Home equity	62,566	1.71	61,600	1.75
Home equity lines of credit	137,670	3.76	141,021	4.02
Home improvement	65,057	1.78	69,165	1.97
Automobile	84,419	2.30	85,515	2.44
Other	52,533	1.43	49,812	1.42

Total consumer loans	402,245	10.98	407,113	11.60

Total loans	3,663,328	100.00%	3,508,479	100.00%

Unamortized premiums, discounts and
deferred loan fees	3,751		4,778
Undisbursed portion of construction and
land development loans in process	(709,597)		(668,587)

Net loans	2,957,482		2,844,670
Allowance for loan losses	(31,779)		(30,870)

Net loans after allowance for loan losses	$2,925,703		$2,813,800

(1) Includes loans held for sale	$13,853		$8,666

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 — Allowance for Loan Losses

        The activity in the allowance for loan losses during the three months ended March 31, 2006 and 2005 is summarized in the following table:

	At or for the Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Allowance for loan losses at beginning of period	$30,870	$26,831
Provision for loan losses	1,331	788
Charge-offs	(512)	(468)
Recoveries on loans previously charged-off	90	101

Allowance for loan losses at end of period	$31,779	$27,252

Allowance for loan losses as a percentage of net loans	1.07%	1.02%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 —Nonperforming Assets

        The following table sets forth information with respect to nonperforming assets and troubled debt restructurings at March 31, 2006 and December 31, 2005. It is our policy to cease accruing interest on loans 90 days or more past due and to charge off accrued interest. Included in the following table, under nonperforming loans and troubled debt restructurings, are impaired loans of $5.6 million and $9.4 million at March 31, 2006 and December 31, 2005, respectively. Our allowance for loan losses specifically allocated to impaired loans totaled $732,000 and $1.1 million at March 31, 2006 and December 31, 2005, respectively.

(Dollars in thousands)	March 31, 2006	December 31, 2005
Nonperforming loans:
One-to-four family residential	$2,115	$1,902
Second mortgage residential	583	609
Multi-family residential	2,443	5,731
Commercial real estate and land	7,954	1,922
Residential construction	2,691	1,840
Agriculture	16	113
Business	928	526
Agriculture - operating	644	308
Consumer	1,044	1,454

Total nonperforming loans	18,418	14,405
Real estate owned, net (1)	3,010	2,446

Total nonperforming assets	21,428	16,851
Troubled debt restructurings	4,701	5,180

Total nonperforming assets and troubled debt restructurings	$26,129	$22,031

Total nonperforming loans as a percentage of net loans	0.62%	0.51%

Total nonperforming assets as a percentage of total assets	0.65%	0.52%

Total nonperforming assets and troubled debt restructurings
as a percentage of total assets	0.79%	0.68%

Allowance for loan losses as a percentage of net loans	1.07%	1.09%

Allowance for loan losses as a percentage of nonperforming loans	172.54%	214.30%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 — Mortgage Servicing Rights

        The balance of capitalized mortgage servicing rights, net of valuation allowances, included in other assets at March 31, 2006 and December 31, 2005 was $11.8 million and $11.7 million, respectively. The fair values of these rights were approximately $14.8 million and $15.0 million at March 31, 2006 and December 31, 2005, respectively. The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Serviced loan portfolio balance	$1,216,432	$1,201,759
Fair value	$14,776	$14,954
Prepayment speed	9.00% - 27.10%	9.00% - 26.40%
Weighted average prepayment speed	12.18%	11.52%
Fair value with 10% adverse change	$14,154	$14,405
Fair value with 20% adverse change	$13,605	$13,847
Discount rate	10.00% - 14.00%	10.00% - 15.00%
Weighted average discount rate	11.38%	11.40%
Fair value with 10% adverse change	$14,238	$14,453
Fair value with 20% adverse change	$13,760	$13,942

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

        The following table summarizes activity in capitalized mortgage servicing rights, including amortization expense:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Balance at beginning of period	$11,713	$10,505
Mortgage servicing rights capitalized	700	602
Amortization expense	(618)	(648)
Valuation adjustment	--	120

Balance at end of period	$11,795	$10,579

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The valuation allowance on mortgage servicing rights is summarized in the following table for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Balance at beginning of period	$--	$800
Changes in mortgage servicing valuation reserve	--	(120)

Balance at end of period	$--	$680

        We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speeds, cash flow and discount rate estimates. Changes in these estimates impact fair value and could require us to record a valuation allowance or recovery. During the year ended December 31, 2005, the balance of our mortgage servicing rights valuation allowance was recaptured into earnings. Our evaluation of mortgage servicing rights at March 31, 2006 indicated that no valuation allowance was necessary. There was a valuation allowance established for capitalized mortgage servicing rights of $680,000 at March 31, 2005. The amortization expense and valuation adjustment is recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Income.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Deposits

        Deposits at March 31, 2006 and December 31, 2005 are summarized in the following table:

	March 31, 2006		December 31, 2005
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$122,744	--%	$138,578
Savings	0.52	56,481	0.57	57,037
Interest-bearing checking	1.12	387,124	1.12	398,094
Money market	2.66	410,991	2.31	338,518

Total transaction accounts	1.59	977,340	1.35	932,227

Total transaction accounts as a
percentage of total deposits		48.05%		45.74%

Time deposits:
0.00% to 2.99%		151,350		188,788
3.00% to 4.99%		893,824		910,876
5.00% to 6.99%		11,627		6,428

Total time deposits	3.74	1,056,801	3.52	1,106,092

Total time deposits as a
percentage of total deposits		51.95%		54.26%

Total deposits	2.71%	$2,034,141	2.53%	$2,038,319

        The scheduled maturities of time deposits at March 31, 2006 are presented in the following table:

(Dollars in thousands)	Amount	Percent
Amount Maturing During the 12 Months Ending:
March 31, 2007	$845,908	80.04%
March 31, 2008	94,683	8.96
March 31, 2009	49,448	4.68
Thereafter	66,762	6.32

Total time deposits	$1,056,801	100.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – FHLBank Topeka Advances and Other Borrowings

        At March 31, 2006 and December 31, 2005, we were indebted on notes as shown in the following table:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Permanent fixed-rate notes payable to
the FHLBank Topeka	$66,244	$66,301
Convertible fixed-rate notes payable to
the FHLBank Topeka	705,766	680,824
Line of credit with the FHLBank Topeka	52,600	--
Retail repurchase agreements	24,303	29,871
Junior subordinated debentures	37,928	37,928

Total FHLBank Topeka advances and
other borrowings	$886,841	$814,924

Weighted average interest rate	3.99%	3.77%

        The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the FHLBank Topeka (“FHLBank”). The line of credit with the FHLBank expires in November 2006. We expect the line of credit agreement with the FHLBank will be renewed in the ordinary course of business.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 — Current Accounting Pronouncements

        For discussion regarding accounting pronouncements, interpretations, exposure drafts and other formal accounting guidance and the impact on our financial condition and results of operations, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion identifies certain recently issued accounting guidance.

        In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140, (“SFAS No. 155”), to address issues which had arisen related to SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 155, companies may elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. Additionally, SFAS No. 155 requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133 and amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event after the beginning of a company’s first fiscal year beginning after September 15, 2006. We do not anticipate that the adoption of SFAS No. 155 will have a material impact on our Consolidated Statement of Financial Condition or Consolidated Statement of Income.

        In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 has the following requirements: (a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; (b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical; (c) permits an entity to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; (d) at its initial adoption, permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of a company’s first fiscal year beginning after September 15, 2006. We are evaluating the impact that SFAS No. 156 may have on our consolidated financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

        TierOne Bank (“Bank”), a subsidiary of TierOne Corporation (“Company”), is a $3.3 billion federally chartered stock savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through a network of 69 banking offices located in Nebraska, Iowa and Kansas and nine loan production offices located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Product offerings include residential, commercial and agricultural real estate loans; consumer, construction, business and agricultural operating loans; warehouse mortgage lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and internet banking.

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

Forward-Looking Statements

        Statements contained in this quarterly report on Form 10-Q which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Factors which could result in material variations include, but are not limited to:

•	Strength of the United States economy in general and the strength of the local economies in which we conduct our operations;

•	Changes in interest rates or other competitive factors which could affect net interest margins, net interest income and noninterest income;

•	Changes in the demand for loans, deposits and other financial services in our market area;

•	Increases in the levels of losses, customer bankruptcies, claims and assessments;

•	Unanticipated issues associated with the execution of our strategic plan;

•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;

•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	Changes in accounting policies or procedures as may be required by various regulatory agencies;

•	Changes in consumer spending and savings habits; and

•	Other factors discussed in documents (including this report) filed with the Securities and Exchange Commission from time to time.

        These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation, and disclaim any obligation, to update information contained in this quarterly report on Form 10-Q, including these forward-looking statements, to reflect events or circumstances that occur after the date of the filing of this quarterly report on Form 10-Q.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Assets

        General. Our total assets were $3.3 billion at March 31, 2006, an increase of $81.5 million, or 2.5%, compared to $3.2 billion at December 31, 2005. The increase was primarily the result of a $112.8 million increase in net loans partially offset by a $29.2 million decline in cash and cash equivalents.

        Investment and Mortgage-Backed Securities. Our available for sale investment securities totaled $100.1 million at March 31, 2006, a decrease of $2.5 million, or 2.5%, compared to $102.6 million at December 31, 2005. The decrease in our available for sale investment securities was primarily due to $4.2 million in proceeds received from maturing and sold investment securities partially offset by security purchases of $2.0 million. Our mortgage-backed securities, all of which are recorded as available for sale, totaled $18.0 million at March 31, 2006, a decrease of $1.7 million, or 8.7%, compared to $19.8 million at December 31, 2005. The decrease in our mortgage-backed securities was the result of $1.7 million of principal payments received during the three months ended March 31, 2006.

        Loans Receivable. Net loans totaled $3.0 billion at March 31, 2006, an increase of $112.8 million, or 4.0%, compared to December 31, 2005. During the three months ended March 31, 2006, we originated $1.2 billion of loans and purchased $105.0 million of loans. These increases were partially offset by $1.1 billion of principal repayments and $44.4 million of loan sales.

(Dollars in thousands)	March 31, 2006	December 31, 2005	Increase (Decrease)	% Change
One-to-four family residential (1)	$375,676	$384,722	$(9,046)	(2.35)%
Second mortgage residential	147,205	160,208	(13,003)	(8.12)
Multi-family residential	172,661	166,579	6,082	3.65
Commercial real estate and land	743,722	692,420	51,302	7.41
Residential construction	999,687	943,378	56,309	5.97
Commercial construction	388,960	351,767	37,193	10.57
Agriculture	60,632	57,008	3,624	6.36
Business	201,904	177,592	24,312	13.69
Agriculture - operating	68,182	72,518	(4,336)	(5.98)
Warehouse mortgage lines of credit	102,454	95,174	7,280	7.65
Consumer	402,245	407,113	(4,868)	(1.20)

Total loans	3,663,328	3,508,479	154,849	4.41

Unamortized premiums, discounts
and deferred loan fees	3,751	4,778	(1,027)	(21.49)
Undisbursed portion of construction and
land development loans in process	(709,597)	(668,587)	(41,010)	6.13

Net loans	$2,957,482	$2,844,670	$112,812	3.97%

(1) Includes loans held for sale

        The increase in multi-family residential, commercial real estate and land, residential and commercial construction and business loans was primarily the result of our ongoing strategy to build a loan portfolio to increase yields and reduce interest rate risk by focusing on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. The increase in our construction and commercial real estate and land loan portfolio was primarily attributable to loan origination activity related to our loan production offices (located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina) which are strategically positioned in high growth areas of the United States. The increase in business loans at March 31, 2006 was primarily the result of expanded lending capabilities resulting from the addition of commercial banking personnel specializing in corporate banking. The decline in our one-to-four family residential loan portfolio was primarily the result of decreased demand for adjustable-rate residential loans as borrowers migrate to fixed-rate loans. Generally, we originate adjustable-rate, one-to-four family residential mortgage loans for retention in our portfolio. We sell substantially all newly originated fixed-rate, one-to-four family residential mortgage loans in the secondary market on a servicing retained basis which produces noninterest income in the form of net gains and losses on sales and loan servicing fees. The decrease in our second mortgage loan portfolio was primarily the result of loan repayments and prepayments.

        In March 2006, one of Omaha, Nebraska’s largest residential construction builders sought Chapter 11 bankruptcy relief following the unexpected death of its company president. As one of a number of Omaha area lending institutions, we originally had a total of approximately $9.3 million of loan commitments to this builder and affiliated parties, including the deceased builder, his widow and two entities that sought Chapter 11 relief. Only $8.1 million of the commitments were actually funded and of the funded loans, $6.8 million are to the entities seeking Chapter 11 relief. Included in the funded loans are 27 residential homes of which 19 are 95% or more complete and a 121-lot residential land development loan totaling $1.8 million. Loans in the amount of $1.3 million to the deceased and his widow are not under the protection of the bankruptcy court and are secured by either the personal residence or four completed model homes. None of these loans were 90 days or more past due at March 31, 2006. At the present time, the homes are listed for sale with real estate brokers and one home recently sold with the Bank collecting all principal and interest due on that loan. Based upon available information, we believe that we are secured with respect to all of the remaining funded loans.

        Allowance for Loan Losses. Our allowance for loan losses increased $909,000, or 2.9%, to $31.8 million at March 31, 2006 compared to $30.9 million at December 31, 2005. Our allowance for loan losses as a percentage of nonperforming loans declined to 172.54% at March 31, 2006 compared to 214.30% at December 31, 2005. Our ratio of the allowance for loan losses to net loans was 1.07% and 1.09% at March 31, 2006 and December 31, 2005, respectively.

        Premises and Equipment. Premises and equipment increased $998,000, or 2.5%, to $40.5 million at March 31, 2006 compared to $39.5 million at December 31, 2005. The increase was attributable to $2.2 million in asset additions which were partially offset by depreciation and amortization expense of $914,000 for the three months ended March 31, 2006. Significant additions during the three months ended March 31, 2006 included the new, full-service banking facilities in Omaha and Hastings, Nebraska. Our new banking facility in Omaha, Nebraska was opened during the three months ended March 31, 2006 while our new Hastings banking facility is expected to open on May 8, 2006.

        FHLBank Topeka Stock. FHLBank Topeka (“FHLBank”) stock totaled $59.3 million at March 31, 2006, an increase of $769,000, or 1.3%, compared to $58.5 million at December 31, 2005.

        Goodwill and Other Intangible Assets. Goodwill totaled $42.3 million at March 31, 2006 and December 31, 2005 and relates to the 2004 acquisition of United Nebraska Financial Co. (“UNFC”). Other intangible assets totaled $9.6 million at March 31, 2006, a decrease of $441,000, or 4.4%, compared to $10.0 million at December 31, 2005 and relates to the core deposit intangible assets recorded as a result of the UNFC acquisition. The decrease was attributable to amortization during the three months ended March 31, 2006.

        Other Assets. Other assets increased $1.6 million, or 5.7%, to $30.1 million at March 31, 2006 compared to $28.5 million at December 31, 2005. At March 31, 2006, the largest item recorded in other assets was net mortgage servicing assets of $11.8 million. The remainder consisted of prepaid expenses, miscellaneous receivables and other assets.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $3.0 billion at March 31, 2006, an increase of $71.0 million, or 2.4%, compared to $2.9 billion at December 31, 2005. We utilized FHLBank advances to fund lending activities during the three months ended March 31, 2006.

        Deposits. Deposits declined $4.2 million, or 0.2%, to $2.0 billion at March 31, 2006.

(Dollars in thousands)	March 31, 2006	December 31, 2005	Increase (Decrease)	% Change
Noninterest-bearing checking	$122,744	$138,578	$(15,834)	(11.43)%
Savings	56,481	57,037	(556)	(0.97)
Interest-bearing checking	387,124	398,094	(10,970)	(2.76)
Money market	410,991	338,518	72,473	21.41
Time deposits	1,056,801	1,106,092	(49,291)	(4.46)

Total deposits	$2,034,141	$2,038,319	$(4,178)	(0.20)%

        The decline in deposits was primarily attributable to $57.6 million of brokered time deposits which matured during the three months ended March 31, 2006 partially offset by a $53.4 million increase in retail generated deposits. Our brokered time deposits totaled $20.4 million at March 31, 2006 compared to $78.0 million at December 31, 2005. The weighted average rate of our time deposits was 3.74% at March 31, 2006 compared to 3.52% at December 31, 2005. Our transaction accounts (checking, savings and money market) totaled $977.3 million at March 31, 2006, an increase of $45.1 million, or 4.8%, compared to $932.2 million at December 31, 2005. The weighted average rate of our transaction accounts was 1.59% at March 31, 2006 compared to 1.35% at December 31, 2005.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $886.8 million at March 31, 2006, an increase of $71.9 million, or 8.8%, compared to $814.9 million at December 31, 2005. The increase in FHLBank advances and other borrowings at March 31, 2006 was primarily attributable to borrowing an additional $115.0 million of convertible fixed-rate advances from the FHLBank and an outstanding balance on our FHLBank line of credit of $52.6 million at March 31, 2006 partially offset by the repayment of $90.1 million of FHLBank advances. We utilized FHLBank advances as our primary funding source for loan origination and purchase activity during the three months ended March 31, 2006. The weighted average interest rate on our FHLBank advances and other borrowings was 3.99% at March 31, 2006, an increase of 22 basis points compared to 3.77% at December 31, 2005. The increase in the weighted average interest rate on our FHLB advances and other borrowings was primarily attributable to rising interest rates.

        Stockholders’ Equity. At March 31, 2006, stockholders’ equity totaled $319.3 million, an increase of $10.5 million, or 3.4%, compared to $308.9 million at December 31, 2005. The increase in stockholders’ equity primarily reflects net income of $9.2 million during the three months ended March 31, 2006, $1.2 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”), $726,000 related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”) and $420,000 related to amortization of stock options under the 2003 Stock Option Plan (“SOP”). These increases were partially offset by $978,000 in cash dividends paid to our stockholders. We paid cash dividends of $0.06 per common share on March 31, 2006 to shareholders of record on March 15, 2006.

        On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to 1,828,581 shares of our outstanding common stock. There is no stated expiration date for this authorization. We did not repurchase any shares of our outstanding common stock during the three months ended March 31, 2006. At March 31, 2006, the total remaining common stock repurchase authority is 1,680,043 shares. For further discussion regarding our common stock repurchases, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

        Net Income. Net income for the three months ended March 31, 2006 was $9.2 million, or $0.54 per diluted share ($0.56 per basic share), compared to net income of $7.2 million, or $0.43 per diluted share ($0.44 per basic share), for the three months ended March 31, 2005.

        Net Interest Income. Net interest income is the most significant component of our earnings and consists primarily of interest income on interest-earning assets offset by interest expense on interest-bearing liabilities. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume relates to the level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and mix of interest-earning assets and interest-bearing liabilities. Net interest income before provision for loan losses totaled $29.1 million for the three months ended March 31, 2006, an increase of $4.8 million, or 19.7%, compared to $24.3 million for the three months ended March 31, 2005. The increase in net interest income was primarily due to increases in the average yield earned and average balance of loans receivable.

        Our average interest rate spread for the three months ended March 31, 2006 and 2005 was 3.57% and 3.24%, respectively. The increase in our average interest rate spread was attributable to the increase in the yield earned on interest-earning assets being greater than the increase in our average rate paid on interest-bearing liabilities. The average yield on interest-earning assets was 6.67% for the three months ended March 31, 2006 compared to 5.62% for the three months ended March 31, 2005. The increase in the average yield earned on interest-earning assets was primarily related to an increase in the average yield earned on loans receivable. Our average yield earned on loans receivable for the three months ended March 31, 2006 and 2005 was 6.82% and 5.76%, respectively. This increase was primarily the result of our lending strategy to focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Our average rate paid on interest bearing liabilities was 3.10% for the three months ended March 31, 2006 compared to 2.38% for the three months ended March 31, 2005.

        Our net interest margin (net interest income (annualized) divided by average interest-earning assets) increased to 3.87% for the three months ended March 31, 2006 compared to 3.46% for the three months ended March 31, 2005. The increase in our net interest margin was the result of increases in the average yield and average balance of interest-earning assets. The average balance of our total interest-earning assets was $3.0 billion for the three months ended March 31, 2006, an increase of $197.0 million, or 7.0%, compared to $2.8 billion for the three months ended March 31, 2005.

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

	Three Months Ended March 31,
	2006			2005
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$7,156	$76	4.25%	$--	$--	--%
Investment securities (1)	161,387	1,825	4.52	178,718	1,715	3.84
Mortgage-backed securities (1)	19,002	190	4.00	34,381	319	3.71
Loans receivable (2)	2,823,180	48,102	6.82	2,600,676	37,466	5.76

Total interest-earning assets	3,010,725	50,193	6.67%	2,813,775	39,500	5.62%
Noninterest-earning assets	202,971			196,235

Total assets	$3,213,696			$3,010,010

Interest-bearing liabilities:
Interest-bearing checking accounts	$382,671	$1,068	1.12%	$402,091	$666	0.66%
Savings accounts	56,289	75	0.53	77,849	121	0.62
Money market accounts	377,538	2,389	2.53	297,776	910	1.22
Time deposits	1,075,824	9,610	3.57	1,031,047	7,201	2.79

Total interest-bearing deposits	1,892,322	13,142	2.78	1,808,763	8,898	1.97
FHLBank Topeka advances and
other borrowings	825,626	7,915	3.83	743,546	6,266	3.37

Total interest-bearing liabilities	2,717,948	21,057	3.10%	2,552,309	15,164	2.38%

Noninterest-bearing accounts	118,800			112,506
Other liabilities	63,663			64,445

Total liabilities	2,900,411			2,729,260
Stockholders’ equity	313,285			280,750

Total liabilities and stockholders’ equity	$3,213,696			$3,010,010

Net interest-earning assets	$292,777			$261,466
Net interest income; average
interest rate spread		$29,136	3.57%		$24,336	3.24%
Net interest margin (3)			3.87%			3.46%
Average interest-earning assets to average
interest-bearing liabilities			110.77%			110.24%

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

	Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
	Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Total Increase (Decrease)
Interest income:
Federal funds sold	$--	$76	$76
Investment securities	286	(176)	110
Mortgage-backed securities	23	(152)	(129)
Loans receivable (1)	7,261	3,375	10,636

Total interest income	7,570	3,123	10,693

Interest expense:
Interest-bearing checking accounts	436	(34)	402
Savings accounts	(16)	(30)	(46)
Money market accounts	1,184	295	1,479
Time deposits	2,085	324	2,409

Total interest expense on deposits	3,689	555	4,244
FHLBank Topeka advances and
other borrowings	911	738	1,649

Total interest expense	4,600	1,293	5,893

Net change in net interest income	$2,970	$1,830	$4,800

(1) Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.

        Interest Income. Our total interest income for the three months ended March 31, 2006 was $50.2 million, an increase of $10.7 million, or 27.1%, compared to $39.5 million for the three months ended March 31, 2005. The increase in total interest income was primarily attributable to an increase in interest income on loans receivable. Interest income on loans receivable totaled $48.1 million for the three months ended March 31, 2006, an increase of $10.6 million, or 28.4%, compared to $37.5 million for the three months ended March 31, 2005. The increase in interest income on loans receivable was primarily attributable to an increase in the average yield earned. The average yield earned on loans receivable increased to 6.82% for the three months ended March 31, 2006 compared to 5.76% for the three months ended March 31, 2005. Additionally, the average balance of loans receivable increased $222.5 million, or 8.6%, to $2.8 billion for the three months ended March 31, 2006 compared to $2.6 billion for the three months ended March 31, 2005. The increase in the average yield earned and average balance of loans receivable is the result of our lending strategy to focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity.

        Interest Expense. Our total interest expense for the three months ended March 31, 2006 was $21.1 million, an increase of $5.9 million, or 38.9%, compared to $15.2 million for the three months ended March 31, 2005. Interest expense on deposits totaled $13.1 million for the three months ended March 31, 2006, an increase of $4.2 million, or 47.7%, compared to $8.9 million for the three months ended March 31, 2005. Interest expense on FHLBank advances and other borrowings increased $1.6 million, or 26.3%, to $7.9 million for the three months ended March 31, 2006 compared to $6.3 million for the three months ended March 31, 2005. The increase in interest expense was primarily the result of an increase in the average rate paid on interest-bearing liabilities. This increase was primarily the result of a series of interest rate increases set forth by the Federal Reserve Board throughout 2005 and the three months ended March 31, 2006 which affects the rates we pay on interest-bearing liabilities. The average rate paid on interest-bearing deposits was 2.78% and 1.97% for the three months ended March 31, 2006 and 2005, respectively. The average rate paid on FHLBank advances and other borrowings increased to 3.83% for the three months ended March 31, 2006 compared to 3.37% for the three months ended March 31, 2005. Additionally, the average balance of our interest-bearing liabilities totaled $2.7 billion for the three months ended March 31, 2006, an increase of $165.6 million, or 6.5%, compared to $2.6 billion for the three months ended March 31, 2005. The average balance of our interest-bearing deposits increased $83.6 million, or 4.6%, to $1.9 billion for the three months ended March 31, 2006 compared to $1.8 billion for the three months ended March 31, 2005. The average balance of our FHLBank advances and other borrowings totaled $825.6 million for the three months ended March 31, 2006, an increase of $82.1 million, or 11.0%, compared to $743.5 million for the three months ended March 31, 2005.

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

        We made a provision for loan losses of $1.3 million for the three months ended March 31, 2006 compared to $788,000 for the three months ended March 31, 2005, an increase of $543,000, or 68.9%. At March 31, 2006 our nonperforming loans totaled $18.4 million, or 0.62% of net loans, compared to $14.4 million, or 0.51% of net loans, at December 31, 2005. The increase in nonperforming loans was primarily attributable to five loans totaling $8.4 million being classified as nonperforming at March 31, 2006 partially offset by three loans totaling $3.3 million which were classified as nonperforming at December 31, 2005 which were foreclosed on and subsequently sold during the three months ended March 31, 2006. Our focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity also subjects us to a potentially higher degree of credit risk. We anticipate that our current level of nonperforming loans as a percentage of net loans may continue for the foreseeable future. Our loan delinquency rate (30 or more days delinquent) at March 31, 2006 as a percentage of total loans was 1.11% compared to 1.09% at December 31, 2005. During the three months ended March 31, 2006 and 2005, we charged-off, net of recoveries, $422,000 and $367,000, respectively. Charge-offs during the three months ended March 31, 2006 consisted primarily of automobile and other consumer-related loans. At March 31, 2006 and December 31, 2005, our allowance for loan losses amounted to 1.07% and 1.09%, respectively, of net loans.

        Noninterest Income. Noninterest income for the three months ended March 31, 2006 was $6.4 million, an increase of $431,000, or 7.2%, compared to $6.0 million for the three months ended March 31, 2005.

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005	Increase (Decrease)	% Change
Deposit account fees and service charges	$3,257	$2,806	$451	16.07%
Debit card fees	616	467	149	31.91
Lending fees and service charges	845	732	113	15.44
Mortgage servicing rights valuation adjustments	--	120	(120)	(100.00)
Commissions and management fee income	945	1,230	(285)	(23.17)
Income (loss) from real estate operations, net	(6)	2	(8)	(400.00)
Net gain (loss) on sales of:
Investment securities	21	13	8	61.54
Loans held for sale	545	471	74	15.71
Real estate owned	(70)	36	(106)	(294.44)
Other operating income	253	98	155	158.16

Total noninterest income	$6,406	$5,975	$431	7.21%

        The increase in deposit account and debit card fees and service charges was largely due to an increase in the number of transaction accounts and increased service fee rates on our depository products. The increase in our lending fees and service charges was primarily attributable to our increased lending volumes and our increased loan origination capabilities supplemented by our nine loan production offices. During 2005, the balance of our mortgage servicing rights valuation allowance was recaptured into earnings. Increases in noninterest income during the three months ended March 31, 2006 were partially offset by a decline in commissions related to annuity and mutual fund sales.

        Noninterest Expense. Our noninterest expense increased by $1.3 million, or 7.3%, to $19.3 million for the three months ended March 31, 2006 compared to $18.0 million for the three months ended March 31, 2005.

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005	Increase (Decrease)	% Change
Employee compensation	$7,407	$6,887	$520	7.55%
Employee benefits	1,227	1,033	194	18.78
Payroll taxes	829	682	147	21.55
Management Recognition and Retention Plan	726	719	7	0.97
Employee Stock Ownership Plan	1,166	900	266	29.56
2003 Stock Option Plan	420	--	420	100.00
Occupancy, net	2,216	2,188	28	1.28
Data processing	568	508	60	11.81
Advertising	1,088	914	174	19.04
Core deposit intangible asset amortization	441	468	(27)	(5.77)
Professional services	189	570	(381)	(66.84)
Other	3,069	3,165	(96)	(3.03)

Total noninterest expense	$19,346	$18,034	$1,312	7.28%

        The increase in employee compensation, employee benefits and payroll taxes resulted from continued personnel growth and normal salary increases. At March 31, 2006 we had 792 full-time equivalent employees compared to 738 full-time equivalent employees at March 31, 2005. In accordance with SFAS No. 123(R), Share-Based Payment, we began expensing stock options on January 1, 2006 using the modified-prospective application method. The increase in noninterest expense for the three months ended March 31, 2006 was partially offset by a reduction in professional service fees related to the integration of the UNFC acquisition and the implementation of Sarbanes-Oxley compliance in 2005.

        Income Tax Expense. Our income tax expense increased by $1.4 million, or 31.4%, to $5.7 million for the three months ended March 31, 2006 compared to $4.3 million for the same period in 2005. The increase in income tax expense for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to an increase in net income and an increase in our effective income tax rate. The effective income tax rate for the three months ended March 31, 2006 was 38.1% compared to 37.5% for the three months ended March 31, 2005.

Liquidity

        Our primary sources of funds are deposits; amortization of loans; loan prepayments and maturity of loans; FHLBank advances; repayment, maturity or sale of investment and mortgage-backed securities; and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. Additionally, we utilize other borrowings and brokered time deposits as additional funding sources.

        Deposits, particularly core deposits, provide a more preferable source of funding than FHLBank advances and other borrowings. However, to the extent that competitive or market factors do not allow us to meet our funding needs with deposits alone, FHLBank advances and other borrowings provide a readily available alternative source of liquidity. Deposits decreased $4.2 million, or 0.2%, to $2.0 billion at March 31, 2006 compared to December 31, 2005. At March 31, 2006, we had time deposits maturing within the next 12 months amounting to $845.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be redeposited with us.

        In addition to cash flows generated by loan and securities payments and prepayments, we have additional borrowing capacity to fund our asset growth. We continue to utilize borrowings as a cost efficient addition to deposits as a source of funds. The average balance of our FHLBank advances and other borrowings was $825.6 million for the three months ended March 31, 2006 compared to $834.6 million for the year ended December 31, 2005 and $743.5 million for the three months ended March 31, 2005. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to blanket collateral agreements with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for our FHLBank advances.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2006, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at March 31, 2006	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
FHLBank Topeka advances
and other borrowings	$886,841	$138,910	$5,273	$125,493	$617,165
Recourse obligations on assets	15,650	15,650	--	--	--
Purchase investment securities	1,367	1,367	--	--	--
Annual rental commitments under non-
cancellable operating leases	4,218	893	1,363	677	1,285

Total contractual obligations	908,076	156,820	6,636	126,170	618,450

Lending commitments:
Commitments to originate loans	$177,339	$177,339	$--	$--	$--
Commitments to sell loans	(41,679)	(41,679)	--	--	--
Commitments to purchase loans	35,257	35,257	--	--	--
Undisbursed portion of construction and
land development loans in process	709,597	476,095	233,502	--	--
Standby letters of credit	1,835	1,835	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	377,546	377,546	--	--	--
Business loans	185,828	185,828	--	--	--
Consumer loans	128,798	128,798	--	--	--

Total lending commitments and
unused lines of credit	1,574,521	1,341,019	233,502	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$2,482,597	$1,497,839	$240,138	$126,170	$618,450

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At March 31, 2006, the maximum total dollar amount of such recourse was approximately $15.7 million. Based on historical experience, at March 31, 2006, we had established a liability of $726,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, special purpose entities.

Regulatory Capital

        We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures that have been established by regulation to ensure capital adequacy require that we maintain minimum capital amounts and ratios (set forth in the following table). Our primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that we maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. As of March 31, 2006, we exceed all capital requirements to which we are subject.

        As of March 31, 2006 and December 31, 2005, the most recent notifications from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that we believe have changed the Bank’s category. The actual capital amounts and ratios as of March 31, 2006 and December 31, 2005 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Total risk-based capital
(to risk-weighted assets)	$315,929	11.0%	$229,509	8.0%	$286,886	10.0%
Tier 1 capital (to adjusted
tangible assets)	284,150	8.7	130,065	4.0	162,581	5.0
Tangible capital (to
tangible assets)	284,150	8.7	48,774	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	284,150	9.9	114,754	4.0	172,132	6.0
As of December 31, 2005:
Total risk-based capital
(to risk-weighted assets)	$302,822	11.0%	$220,252	8.0%	$275,315	10.0%
Tier 1 capital (to adjusted
tangible assets)	271,952	8.6	126,695	4.0	158,369	5.0
Tangible capital (to
tangible assets)	271,952	8.6	47,511	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	271,952	9.9	110,126	4.0	165,189	6.0

Selected Financial Data

	At or For the Three Months Ended March 31,
(Dollars in thousands except per share data)	2006	2005
Selected Statement of Income Data:
Total interest income	$50,193	$39,500
Total interest expense	21,057	15,164

Net interest income	29,136	24,336
Provision for loan losses	1,331	788

Net interest income after provision
for loan losses	27,805	23,548

Total noninterest income	6,406	5,975
Total noninterest expense	19,346	18,034

Income before income taxes	14,865	11,489
Income tax expense	5,663	4,311

Net income	$9,202	$7,178

Net income per common share, basic	$0.56	$0.44
Net income per common share, diluted	$0.54	$0.43
Dividends declared per common share	$0.06	$0.05

Selected Financial Condition Data:
Total assets	$3,303,786	$3,040,788
Cash and cash equivalents	58,856	55,083
Investment securities	100,180	123,173
Mortgage-backed securities	18,035	32,049
Net loans after allowance for loan losses	2,925,703	2,644,177
Deposits	2,034,141	1,995,898
FHLBank Topeka advances and
other borrowings	886,841	707,965
Stockholders’ equity	319,343	280,661

Selected Operating Ratios:
Average yield on interest-earning assets	6.67%	5.62%
Average rate on interest-bearing liabilities	3.10%	2.38%
Average interest rate spread	3.57%	3.24%
Net interest margin	3.87%	3.46%
Average interest-earning assets to
average interest-bearing liabilities	110.77%	110.24%
Net interest income after provision for
loan losses to noninterest expense	143.72%	130.58%
Total noninterest expense to average assets	2.41%	2.40%
Efficiency ratio (1)	53.19%	57.96%
Return on average assets	1.15%	0.95%
Return on average equity	11.75%	10.23%
Average equity to average assets	9.75%	9.33%
Return on tangible equity (2)	13.90%	12.42%

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

        For a discussion of our asset and liability management policies as well as the methods used to manage our exposure to the risk of loss from adverse changes in market prices and rates market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change in our market risk position since our prior disclosures.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

        There have been no substantive changes with respect to legal proceedings during the three months ended March 31, 2006. Disclosures regarding legal proceedings are incorporated by reference to Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A – Risk Factors.

        There were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

        The following table details the Company’s purchases of common stock during the three months ended March 31, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 2006
Beginning Date - January 1, 2006
Ending Date - January 31, 2006	--	$--	--	1,680,043
February 2006
Beginning Date - February 1, 2006
Ending Date - February 28, 2006	--	--	--	1,680,043
March 2006
Beginning Date - March 1, 2006
Ending Date - March 31, 2006	--	--	--	1,680,043

Total shares purchased during the three
months ended March 31, 2006	--	$--

* Information related to our publicly announced plan authorizing purchases of common stock during the three months ended March 31, 2006, is as follows:

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

TIERONE CORPORATION
Date: May 3, 2006	By: /s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: May 3, 2006	By: /s/ Eugene B. Witkowicz
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