Form 10-Q
period 2006-06-30
TIERONE CORP
filed 2006-08-03
CIK 1170605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 1, 2006, there were 18,163,594 issued and outstanding shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

		Page
Item 1 -	Financial Statements	3
Item 2 -	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	28
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4 -	Controls and Procedures	47

PART II - OTHER INFORMATION

Item 1 – Financial Statements

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
June 30, 2006 (Unaudited) and December 31, 2005

(Dollars in thousands, except per share data)	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$63,998	$83,534
Federal funds sold	--	4,500

Total cash and cash equivalents	63,998	88,034

Investment securities:
Held to maturity, at cost which approximates fair value	100	111
Available for sale, at fair value	102,796	102,614
Mortgage-backed securities, available for sale, at fair value	16,070	19,752
Loans receivable:
Net loans (includes loans held for sale of $11,125 and $8,666 at
June 30, 2006 and December 31, 2005, respectively)	2,966,493	2,844,670
Allowance for loan losses	(32,159)	(30,870)

Net loans after allowance for loan losses	2,934,334	2,813,800

FHLBank Topeka stock, at cost	60,131	58,491
Premises and equipment, net	40,092	39,509
Accrued interest receivable	20,071	19,190
Goodwill	42,283	42,283
Other intangible assets, net	9,257	10,041
Other assets	33,249	28,450

Total assets	$3,322,381	$3,222,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,027,306	$2,038,319
FHLBank Topeka advances and other borrowings	906,210	814,924
Advance payments from borrowers for taxes, insurance and
other escrow funds	27,235	24,864
Accrued interest payable	6,075	7,289
Accrued expenses and other liabilities	25,011	28,012

Total liabilities	2,991,837	2,913,408

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,149,694 and 18,150,773 shares issued and outstanding at
June 30, 2006 and December 31, 2005, respectively	226	226
Additional paid-in capital	353,957	358,587
Retained earnings, substantially restricted	92,043	75,282
Treasury stock, at cost; 4,425,381 and 4,424,302 shares at
June 30, 2006 and December 31, 2005, respectively	(101,739)	(101,584)
Unallocated common stock held by Employee Stock
Ownership Plan	(12,416)	(13,169)
Unearned common stock held by Management Recognition
and Retention Plan	--	(9,368)
Accumulated other comprehensive loss, net	(1,527)	(1,107)

Total stockholders’ equity	330,544	308,867

Total liabilities and stockholders’ equity	$3,322,381	$3,222,275

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Interest income:
Loans receivable	$52,669	$40,629	$100,771	$78,095
Investment securities	2,162	2,096	4,177	4,130
Other interest-earning assets	--	--	76	--

Total interest income	54,831	42,725	105,024	82,225

Interest expense:
Deposits	14,267	9,933	27,409	18,831
FHLBank Topeka advances and other borrowings	9,160	7,091	17,075	13,357

Total interest expense	23,427	17,024	44,484	32,188

Net interest income	31,404	25,701	60,540	50,037
Provision for loan losses	1,811	1,923	3,142	2,711

Net interest income after provision for loan losses	29,593	23,778	57,398	47,326

Noninterest income:
Fees and service charges	5,636	5,127	10,683	10,015
Debit card fees	685	521	1,301	988
Income (loss) from real estate operations, net	(59)	(10)	(65)	(8)
Net gain (loss) on sales of:
Investment securities	--	--	21	13
Loans held for sale	625	502	1,170	973
Real estate owned	6	14	(64)	50
Other operating income	302	184	555	282

Total noninterest income	7,195	6,338	13,601	12,313

Noninterest expense:
Salaries and employee benefits	12,168	10,184	23,943	20,404
Occupancy, net	2,158	1,938	4,374	4,126
Data processing	533	485	1,101	993
Advertising	1,373	1,294	2,461	2,208
Other operating expense	4,759	3,801	8,458	8,005

Total noninterest expense	20,991	17,702	40,337	35,736

Income before income taxes	15,797	12,414	30,662	23,903
Income tax expense	6,090	4,806	11,753	9,117

Net income	$9,707	$7,608	$18,909	$14,786

Net income per common share, basic	$0.59	$0.47	$1.15	$0.91

Net income per common share, diluted	$0.57	$0.46	$1.11	$0.89

Dividends declared per common share	$0.07	$0.06	$0.13	$0.11

Average common shares outstanding, basic (000's)	16,463	16,147	16,425	16,171

Average common shares outstanding, diluted (000's)	17,129	16,547	17,080	16,586

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Six Months Ended June 30, 2006 and 2005
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity
Balance at December 31, 2004	$226	$355,986	$46,263	$(98,254)	$(14,674)	$(12,229)	$(295)	$277,023

Common stock earned by employees
in Employee Stock Ownership Plan	--	1,079	--	--	753	--	--	1,832
Amortization of awards under the
Management Recognition and
Retention Plan	--	187	--	--	--	1,437	--	1,624
Treasury stock reissued under 2003
Stock Option Plan	--	(5)	--	23	--	--	--	18
Repurchase of common stock
(147,289 shares)	--	--	--	(3,559)	--	--	--	(3,559)
Dividends paid ($0.11 per common share)	--	--	(1,835)	--	--	--	--	(1,835)
Comprehensive income:
Net income	--	--	14,786	--	--	--	--	14,786
Change in unrealized loss on
available for sale securities, net of
tax and reclassification
adjustment	--	--	--	--	--	--	(278)	(278)

Total comprehensive income	--	--	14,786	--	--	--	(278)	14,508

Balance at June 30, 2005	$226	$357,247	$59,214	$(101,790)	$(13,921)	$(10,792)	$(573)	$289,611

Balance at December 31, 2005	$226	$358,587	$75,282	$(101,584)	$(13,169)	$(9,368)	$(1,107)	308,867

Common stock earned by employees
in Employee Stock Ownership Plan	--	1,688	--	--	753	--	--	2,441
Transfer of unearned common stock
held by the Management Recognition
and Retention Plan upon adoption
of SFAS No. 123(R)	--	(9,368)	--	--	--	9,368	--	--
Amortization of awards under the
Management Recognition and
Retention Plan	--	2,261	--	--	--	--	--	2,261
Amortization of stock options under
2003 Stock Option Plan upon
adoption of SFAS No. 123(R)	--	841	--	--	--	--	--	841
Repurchase of common stock
(12,979 shares)	--	--	--	(428)	--	--	--	(428)
Treasury stock reissued under 2003
Stock Option Plan	--	(52)	--	273	--	--	--	221
Dividends paid ($0.13 per common share)	--	--	(2,148)	--	--	--	--	(2,148)
Comprehensive income:
Net income	--	--	18,909	--	--	--	--	18,909
Change in unrealized loss on
available for sale securities, net of
tax and reclassification
adjustment	--	--	--	--	--	--	(420)	(420)

Total comprehensive income	--	--	18,909	--	--	--	(420)	18,489

Balance at June 30, 2006	$226	$353,957	$92,043	$(101,739)	$(12,416)	$--	$(1,527)	$330,544

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2006	2005
Reconciliation of net income to net cash provided by operating activities:
Net income	$18,909	$14,786
Adjustments to reconcile net income to net cash provided by
operating activities:
Net premium amortization of investment and mortgage-backed securities	91	307
Depreciation and amortization	1,823	1,804
Amortization of intangible assets	886	935
Amortization of discount on FHLBank Topeka advances	(128)	(127)
Employee Stock Ownership Plan compensation expense	2,441	1,832
2003 Management Recognition and Retention Plan employee compensation expense	1,452	1,624
2003 Stock Option Plan employee compensation expense	841	--
Amortization of premiums (accretion of discounts) on net loans	(789)	2,278
FHLBank Topeka stock dividend	(1,640)	(1,265)
Deferred income tax expense (benefit)	755	(363)
Provision for loan losses	3,142	2,711
Proceeds from sales of loans held for sale	118,525	126,031
Originations and purchases of loans held for sale	(119,814)	(123,465)
Net (gain) loss on sales of:
Investment securities	(21)	(13)
Loans held for sale	(1,170)	(973)
Real estate owned	64	(50)
Premises and equipment	(102)	24
Changes in certain assets and liabilities:
Accrued interest receivable	(881)	(762)
Other assets	(1,054)	(140)
Accrued interest payable	(1,251)	123
Accrued expenses and other liabilities	(2,248)	(2,432)

Net cash provided by operating activities	19,831	22,865

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(16,851)	(3,000)
Proceeds from sale of investment and mortgage-backed securities, available for sale	2,326	3,173
Proceeds from maturities of investment securities, available for sale	13,711	10,596
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	3,586	8,265
Increase in loans receivable	(127,940)	(187,551)
Additions to premises and equipment	(3,308)	(1,644)
Proceeds from sale of premises and equipment	365	113
Proceeds from sale of real estate owned	4,309	672
Marine Bank branch purchase - net of cash acquired	7,568	--

Net cash used in investing activities	(116,234)	(169,376)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2006	2005
Cash flows from financing activities:
Net increase (decrease) in deposits	$(19,119)	$71,579
Net advances (repayment) on FHLBank Topeka line of credit and
short-term advances and other borrowings	151,515	(18,854)
Proceeds from FHLBank Topeka long-term advances and other borrowings	215,000	125,000
Repayments of FHLBank Topeka long-term advances and other borrowings	(275,101)	(30,395)
Net increase (decrease) in advances from borrowers for taxes, insurance and
other escrow funds	2,371	(575)
Repurchase of common stock	(428)	(3,559)
Dividends paid on common stock	(2,148)	(1,835)
Excess tax benefit realized from the exercise of stock options	56	--
Proceeds from the exercise of stock options	221	18

Net cash provided by financing activities	72,367	141,379

Net decrease in cash and cash equivalents	(24,036)	(5,132)

Cash and cash equivalents at beginning of period	88,034	70,030

Cash and cash equivalents at end of period	$63,998	$64,898

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$45,735	$32,065
Income taxes, net of refunds	$11,230	$8,646

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$7,512	$2,399

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

        The accompanying interim consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire calendar year 2006.

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

        This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

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

        The second element is an estimated allowance established for losses which are probable and reasonable to estimate on each category of outstanding loans. While management uses available information to recognize probable losses on loans inherent in the portfolio, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make changes to the allowance based on their judgment of information available to them at the time of their examination.

        Goodwill and Other Intangible Assets. Goodwill represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired in connection with the August 27, 2004 acquisition of United Nebraska Financial Co. (“UNFC”). There was no goodwill recorded in connection with our Marine Bank branch purchase on June 2, 2006. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible balances are not being amortized, but are tested for impairment annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

        The value of core deposit intangible assets acquired in connection with the UNFC and Marine Bank transactions, which is subject to amortization, is included in the Consolidated Statements of Financial Condition as other intangible assets. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition, account runoff, alternative funding costs, deposit servicing costs and discount rates. The core deposit intangible assets have been estimated to have nine- to ten-year lives. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in other operating expense.

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

        Although the forward loan sale contracts also serve as an economic hedge on loans held for sale, forward contracts have not been designated as accounting hedges under SFAS No. 133 and, accordingly, loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

        Investment and Mortgage-Backed Securities. We evaluate all securities for impairment on a quarterly basis. An impairment charge in the Consolidated Statements of Income is recognized when the decline in the fair value of investment securities below their cost basis is judged to be other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge, including, but not limited to, the length of time and extent to which the fair value has been less than its cost basis and our ability and intent to hold the investment security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

        Had stock-based employee compensation expense for our stock option plans and employee stock purchase plans been determined based on a calculated fair value using the Black-Scholes model at the grant date for awards subsequent to the distribution, consistent with the recognition provisions of SFAS No. 123(R), our net income and earnings per share would have been impacted as follows for the three and six month periods ended June 30, 2005:

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (as reported)	$7,608	$14,786
Add: stock-based employee compensation expense
included in reported net income, net of related tax effects	467	934
Deduct: total stock-based employee compensation expense
determined under the fair value based method for all awards,
net of related tax effects	(749)	(1,498)

Pro forma net income	$7,326	$14,222

Basic earnings per share (as reported)	$0.47	$0.91
Pro forma basic earnings per share	$0.45	$0.88
Diluted earnings per share (as reported)	$0.46	$0.89
Pro forma diluted earnings per share	$0.45	$0.86

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Amounts recognized in the financial statements with respect to our stock-based employee compensation plans are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Stock-based employee compensation expense:
Employee Stock Ownership Plan expense	$1,213	$896	$2,379	$1,796
Management Recognition and Retention Plan expense	726	718	1,452	1,437
2003 Stock Option Plan expense	420	--	841	--

Amount of stock-based compensation expense,
before income tax benefit	$2,359	$1,614	$4,672	$3,233

Amount of related income tax benefit recognized	$504	$383	$1,008	$766

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

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Employee Stock Ownership Plan compensation expense	$1,213	$896	$2,379	$1,796
Employee Stock Ownership Plan shares allocated to employees	489,127	338,626	489,127	338,626
Employee Stock Ownership Plan shares unallocated	1,316,879	1,467,380	1,316,879	1,467,380
Fair value of Employee Stock Ownership Plan unallocated shares	$44,471	$39,810	$44,471	$39,810

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        2003 Management Recognition and Retention Plan. We established the 2003 Management Recognition and Retention Plan (“MRRP”) which is a stock-based incentive plan that was approved by our shareholders at our 2003 Annual Meeting of Shareholders. The shares awarded by the MRRP vest to participants at the rate of 20% per year. Employee compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market price of our stock as of the date the awards were made. Shareholders approved 903,003 shares to be granted under the MRRP and 100,653 shares are still available for future grants as of June 30, 2006. The following table summarizes shares of our common stock which were subject to award and have been granted pursuant to the MRRP at June 30, 2006:

	Number of Shares	Weighted Average Fair Value at Grant Date
Shares outstanding at December 31, 2005	489,160	$18.21
Shares granted	--	--
Shares vested	(152,720)	17.83
Shares forfeited	--	--

Shares outstanding at June 30, 2006	336,440	$18.38

        Employee compensation expense related to the MRRP totaled $726,000 and $718,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, we had $5.6 million of total unrecognized employee compensation expense related to unvested MRRP shares. These expenses are expected to be recognized over a weighted average period of 1.9 years.

        2003 Stock Option Plan. We established the 2003 Stock Option Plan (“SOP”) under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. Employee compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the fair value of our stock options as of the date the awards were made. The exercise price of the options is equal to the market price of the common stock on the grant date. Shareholders approved 2,257,508 stock options to be granted under the SOP and 359,758 of these stock options remain available for future grants as of June 30, 2006.

        The fair value of each option was estimated on the date of the grant using the Black-Scholes model. The dividend yield was calculated based on the annual dividends paid and the 12-month average closing stock price at the time of the grant. Expected volatility was based on historical volatility of our stock price. We have utilized historical experience to determine the expected life of the stock options. All inputs into the Black-Scholes model are estimates at the time of the grant. Actual results in the future could materially differ from these estimates, however such results would not impact future reported net income.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table details the inputs into the Black-Scholes model for stock options granted during the years ended December 31, 2004 and 2003. There were no stock options granted during the year ended December 31, 2005 or the six months ended June 30, 2006.

	Year Ended December 31,
	2004	2003
Dividend yield	1.00%	1.00%
Expected volatility	22.60%	13.20%
Risk-free interest rate	4.00%	3.50%
Expected life of stock options	8 years	10 years
Weighted average fair value of stock options granted	$7.12	$4.51

        The following table details stock options issued, exercised and forfeited during the six months ended June 30, 2006:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Average Intrinsic Value
Stock options outstanding at December 31, 2005	1,864,750	$17.92
Stock options granted	--	--
Stock options exercised	(11,900)	18.60
Stock options forfeited	(2,500)	17.83

Stock options outstanding at June 30, 2006	1,850,350	$17.92	6.86	$29,335

Stock options exercisable at June 30, 2006	1,088,250	$17.86	6.84	$17,315

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table details the intrinsic value, cash received and excess tax benefit realized from the exercise of stock options during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Intrinsic value (market value on the
exercise date less the strike price)	$126	$3	$174	$6
Cash received from the exercise of
stock options	141	9	221	18
Excess tax benefit realized from the exercise
of stock options	39	1	56	2

        At June 30, 2006, there was $3.1 million of total unrecognized compensation expense related to unvested stock options which will be expensed over a weighted average period of 1.9 years.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Goodwill and Other Intangible Assets

        Goodwill had a net carrying amount of $42.3 million at June 30, 2006. This amount represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired in connection with the August 27, 2004 acquisition of UNFC. On June 2, 2006, we completed the purchase of Marine Bank’s only banking office in Omaha, Nebraska. We acquired $8.1 million of deposits and recorded a core deposit intangible asset of $102,000 as a result of this transaction. There was no goodwill recorded in connection with our Marine Bank branch purchase. We evaluate goodwill for impairment annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. There have been no changes in the carrying amount of goodwill during the six months ended June 30, 2006 due to impairment as we are not aware of any facts or circumstances that would indicate our carrying value exceeded fair value.

        Our only identifiable other intangible asset is the value of core deposits acquired as part of the UNFC and Marine Bank transactions. The core deposit intangible assets have been estimated to have nine- to ten-year lives. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in other operating expense.

        The changes in the net carrying amounts of other intangible assets for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$9,600	$11,409	$10,041	$11,877
Additions	102	--	102	--
Amortization expense	(445)	(467)	(886)	(935)

Balance at end of period	$9,257	$10,942	$9,257	$10,942

        Estimated amortization expense for core deposit intangible assets for the year ending December 31, 2006 and five years thereafter is as follows:

(Dollars in thousands)	Core Deposit Intangible Asset
Estimated Amortization Expense
For the Year Ending:
December 31, 2006	$1,753
December 31, 2007	1,647
December 31, 2008	1,513
December 31, 2009	1,373
December 31, 2010	1,222
December 31, 2011	1,052

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 — Investment and Mortgage-Backed Securities]

        The carrying value, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$100	$--	$--	$100

Available for sale:
Mortgage-backed securities	16,453	52	435	16,070
U.S. Government securities and agency obligations	74,793	--	1,452	73,341
Corporate securities	6,251	--	194	6,057
Municipal obligations	17,258	16	216	17,058
Agency equity securities	546	--	30	516
Asset Management Fund - ARM Fund	6,000	--	176	5,824

Total investment and mortgage-backed
securities, available for sale	$121,301	$68	$2,503	$118,866

	December 31, 2005
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$111	$--	$--	$111

Available for sale:
Mortgage-backed securities	20,087	83	418	19,752
U.S. Government securities and agency obligations	68,949	7	1,195	67,761
Corporate securities	10,249	79	64	10,264
Municipal obligations	18,301	32	113	18,220
Agency equity securities	546	1	26	521
Asset Management Fund - ARM Fund	6,000	--	152	5,848

Total investment and mortgage-backed
securities, available for sale	$124,132	$202	$1,968	$122,366

        We believe all unrealized losses as of June 30, 2006 to be market related, with no permanent sector or issuer credit concerns or impairments. We had 110 securities with unrealized losses totaling $2.1 million for 12 consecutive months or longer as of June 30, 2006. The unrealized losses are believed to be temporarily, not permanently, impaired in value. An impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. As of June 30, 2006, we have the ability and intent to hold these securities until maturity.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 — Loan Portfolio Composition

        Loans receivable at June 30, 2006 and December 31, 2005 are summarized in the following table:

	June 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$358,872	9.83%	$384,722	10.96%
Second mortgage residential	136,057	3.73	160,208	4.57
Multi-family residential	146,749	4.02	166,579	4.75
Commercial real estate and land	795,040	21.78	692,420	19.74
Residential construction	926,762	25.39	943,378	26.89
Commercial construction	409,161	11.21	351,767	10.03
Agriculture	65,217	1.79	57,008	1.62

Total real estate loans	2,837,858	77.75	2,756,082	78.56

Business	198,902	5.45	177,592	5.06

Agriculture - operating	76,246	2.09	72,518	2.07

Warehouse mortgage lines of credit	124,210	3.40	95,174	2.71

Consumer loans:
Home equity	67,351	1.84	61,600	1.75
Home equity lines of credit	136,718	3.75	141,021	4.02
Home improvement	63,253	1.73	69,165	1.97
Automobile	87,448	2.40	85,515	2.44
Other	57,889	1.59	49,812	1.42

Total consumer loans	412,659	11.31	407,113	11.60

Total loans	3,649,875	100.00%	3,508,479	100.00%

Unamortized premiums, discounts and
deferred loan fees	3,991		4,778
Undisbursed portion of construction and
land development loans in process	(687,373)		(668,587)

Net loans	2,966,493		2,844,670
Allowance for loan losses	(32,159)		(30,870)

Net loans after allowance for loan losses	$2,934,334		$2,813,800

(1) Includes loans held for sale	$11,125		$8,666

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 — Allowance for Loan Losses

        The activity in the allowance for loan losses during the three and six months ended June 30, 2006 and 2005 is summarized in the following table:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Allowance for loan losses at
beginning of period	$31,779	$27,252	$30,870	$26,831
Provision for loan losses	1,811	1,923	3,142	2,711
Charge-offs	(1,506)	(1,008)	(2,018)	(1,476)
Recoveries on loans previously charged-off	75	180	165	281

Allowance for loan losses at end of period	$32,159	$28,347	$32,159	$28,347

Allowance for loan losses as a
percentage of net loans	1.08%	1.00%	1.08%	1.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 —Nonperforming Assets

        The following table sets forth information with respect to nonperforming assets and troubled debt restructurings at June 30, 2006 and December 31, 2005. It is our policy to cease accruing interest on loans 90 days or more past due and to charge off accrued interest. Included in the following table, under nonperforming loans and troubled debt restructurings, are impaired loans of $2.0 million and $4.2 million at June 30, 2006 and December 31, 2005, respectively. Our allowance for loan losses specifically allocated to impaired loans totaled $195,000 and $1.1 million at June 30, 2006 and December 31, 2005, respectively.

(Dollars in thousands)	June 30, 2006	December 31, 2005
Nonperforming loans:
One-to-four family residential	$2,310	$1,902
Second mortgage residential	402	609
Multi-family residential	553	5,731
Commercial real estate and land	2,410	1,922
Residential construction	6,904	1,840
Agriculture	--	113
Business	3,472	526
Agriculture - operating	111	308
Consumer	1,218	1,454

Total nonperforming loans	17,380	14,405
Real estate owned, net (1)	5,586	2,446

Total nonperforming assets	22,966	16,851
Troubled debt restructurings	8,655	5,180

Total nonperforming assets and troubled debt restructurings	$31,621	$22,031

Total nonperforming loans as a percentage of net loans	0.59%	0.51%

Total nonperforming assets as a percentage of total assets	0.69%	0.52%

Total nonperforming assets and troubled debt restructurings
as a percentage of total assets	0.95%	0.68%

Allowance for loan losses as a percentage of net loans	1.08%	1.09%

Allowance for loan losses as a percentage of nonperforming loans	185.03%	214.30%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 — Mortgage Servicing Rights

        The balance of capitalized mortgage servicing rights, net of valuation allowances, included in other assets at June 30, 2006 and December 31, 2005 was $12.1 million and $11.7 million, respectively. The fair values of these rights were approximately $16.4 million and $15.0 million at June 30, 2006 and December 31, 2005, respectively. The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Serviced loan portfolio balance	$1,244,644	$1,201,759
Fair value	$16,364	$14,954
Prepayment speed	9.00% - 23.50%	9.00% - 26.40%
Weighted average prepayment speed	10.62%	11.52%
Fair value with 10% adverse change	$15,768	$14,405
Fair value with 20% adverse change	$15,193	$13,847
Discount rate	10.00% - 14.00%	10.00% - 15.00%
Weighted average discount rate	11.34%	11.40%
Fair value with 10% adverse change	$15,768	$14,453
Fair value with 20% adverse change	$15,205	$13,942

        The sensitivity of the fair values is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in the table, the effect of a variation in a particular assumption on the fair value of the capitalized mortgage servicing rights is calculated without changing any other assumption. In reality, changes in one assumption may result in changes in another which might magnify or counteract the sensitivities.

        The following table summarizes activity in capitalized mortgage servicing rights, including amortization expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$11,795	$10,579	$11,713	$10,505
Mortgage servicing rights capitalized	979	982	1,679	1,584
Amortization expense	(705)	(693)	(1,323)	(1,341)
Valuation adjustment	--	(123)	--	(3)

Balance at end of period	$12,069	$10,745	$12,069	$10,745

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The valuation allowance on mortgage servicing rights is summarized in the following table for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$--	$680	$--	$800
Changes in mortgage servicing valuation reserve	--	123	--	3

Balance at end of period	$--	$803	$--	$803

        We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speeds, cash flow and discount rate estimates. Changes in these estimates impact fair value and could require us to record a valuation allowance or recovery. During the year ended December 31, 2005, the balance of our mortgage servicing rights valuation allowance was recaptured into earnings. Our evaluation of mortgage servicing rights at June 30, 2006 indicated that no valuation allowance was necessary. There was a valuation allowance established for capitalized mortgage servicing rights of $803,000 at June 30, 2005. The amortization expense and valuation adjustment are recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Income.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Deposits

        Deposits at June 30, 2006 and December 31, 2005 are summarized in the following table:

	June 30, 2006		December 31, 2005
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$126,602	--%	$138,578
Savings	0.50	53,182	0.57	57,037
Interest-bearing checking	1.14	368,058	1.12	398,094
Money market	2.84	408,697	2.31	338,518

Total transaction accounts	1.68	956,539	1.35	932,227

Total transaction accounts as a
percentage of total deposits		47.18%		45.74%

Time deposits:
0.00% to 2.99%		104,516		188,788
3.00% to 4.99%		885,707		910,876
5.00% to 6.99%		80,544		6,428

Total time deposits	4.03	1,070,767	3.52	1,106,092

Total time deposits as a
percentage of total deposits		52.82%		54.26%

Total deposits	2.92%	$2,027,306	2.53%	$2,038,319

        The scheduled maturities of time deposits at June 30, 2006 are presented in the following table:

(Dollars in thousands)	Amount	Percent
Amount Maturing During the 12 Months Ending:
June 30, 2007	$796,319	74.37%
June 30, 2008	202,834	18.94
June 30, 2009	54,588	5.10
Thereafter	17,026	1.59

Total time deposits	$1,070,767	100.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – FHLBank Topeka Advances and Other Borrowings

At June 30, 2006 and December 31, 2005, we were indebted on notes as shown in the following table:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Permanent fixed-rate notes payable to
the FHLBank Topeka	$21,896	$66,301
Convertible fixed-rate notes payable to
the FHLBank Topeka	665,000	680,824
Line of credit with the FHLBank Topeka	150,600	--
Retail repurchase agreements	30,786	29,871
Junior subordinated debentures	37,928	37,928

Total FHLBank Topeka advances and
other borrowings	$906,210	$814,924

Weighted average interest rate	4.43%	3.77%

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

        In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140, (“SFAS No. 155”), to address issues which had arisen related to SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 155, companies may elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. Additionally, SFAS No. 155 provides the following: (a) requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately; (b) clarifies which interest- and principal-only strips are subject to SFAS No. 133; and (c) amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), to eliminate the prohibition of a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event after the beginning of a company’s first fiscal year beginning after September 15, 2006. We do not anticipate that the adoption of SFAS No. 155 will have a material impact on our Consolidated Statement of Financial Condition or Consolidated Statement of Income.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

        TierOne Bank (“Bank”), a subsidiary of TierOne Corporation (“Company”), is a $3.3 billion federally chartered stock savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through a network of 70 banking offices located in Nebraska, Iowa and Kansas and nine loan production offices located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Product offerings include residential, commercial and agricultural real estate loans; consumer, construction, business and agricultural operating loans; warehouse mortgage lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and internet banking.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Assets

        General. Our total assets were $3.3 billion at June 30, 2006, an increase of $100.1 million, or 3.1%, compared to $3.2 billion at December 31, 2005. The increase was primarily the result of a $121.8 million increase in net loans partially offset by a $24.0 million decline in cash and cash equivalents.

        Investment and Mortgage-Backed Securities. Our available for sale investment securities totaled $102.8 million at June 30, 2006, an increase of $182,000, or 0.2%, compared to $102.6 million at December 31, 2005. The increase in our available for sale investment securities was attributable to security purchases of $16.9 million partially offset by $16.0 million in proceeds received from maturing and sold investment securities. Our mortgage-backed securities, all of which are recorded as available for sale, totaled $16.1 million at June 30, 2006, a decrease of $3.7 million, or 18.6%, compared to $19.8 million at December 31, 2005. The decrease in our mortgage-backed securities was the result of $3.6 million of principal payments received during the six months ended June 30, 2006.

        Loans Receivable. Net loans totaled $3.0 billion at June 30, 2006, an increase of $121.8 million, or 4.3%, compared to $2.8 billion at December 31, 2005. During the six months ended June 30, 2006, we originated $2.6 billion of loans and purchased $249.7 million of loans. These increases were partially offset by $2.5 billion of principal repayments and $120.2 million of loan sales.

(Dollars in thousands)	June 30, 2006	December 31, 2005	Increase (Decrease)	% Change
One-to-four family residential (1)	$358,872	$384,722	$(25,850)	(6.72)%
Second mortgage residential	136,057	160,208	(24,151)	(15.07)
Multi-family residential	146,749	166,579	(19,830)	(11.90)
Commercial real estate and land	795,040	692,420	102,620	14.82
Residential construction	926,762	943,378	(16,616)	(1.76)
Commercial construction	409,161	351,767	57,394	16.32
Agriculture	65,217	57,008	8,209	14.40
Business	198,902	177,592	21,310	12.00
Agriculture - operating	76,246	72,518	3,728	5.14
Warehouse mortgage lines of credit	124,210	95,174	29,036	30.51
Consumer	412,659	407,113	5,546	1.36

Total loans	3,649,875	3,508,479	141,396	4.03

Unamortized premiums, discounts
and deferred loan fees	3,991	4,778	(787)	(16.47)
Undisbursed portion of construction and
land development loans in process	(687,373)	(668,587)	(18,786)	2.81

Net loans	$2,966,493	$2,844,670	$121,823	4.28%

(1) Includes loans held for sale

        The increase in our commercial real estate and land and commercial construction loan portfolios was primarily attributable to loan origination activity related to our loan production offices (located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina) which are strategically positioned in high growth areas of the United States. The increase in business loans at June 30, 2006 was primarily the result of expanded lending capabilities resulting from the addition of commercial banking personnel specializing in corporate banking. The decline in our one-to-four family residential loan portfolio was primarily the result of decreased demand for adjustable-rate residential loans as borrowers migrate to fixed-rate loans. Generally, we originate adjustable-rate, one-to-four family residential mortgage loans for retention in our portfolio. We sell substantially all newly originated fixed-rate, one-to-four family residential mortgage loans in the secondary market on a servicing retained basis which produces noninterest income in the form of net gains and losses on sales and loan servicing fees. The decrease in our second mortgage loan portfolio was primarily the result of loan repayments and prepayments.

        In our March 31, 2006 Quarterly Report on Form 10-Q, we disclosed our lending relationship with one of Omaha, Nebraska’s largest residential construction builders which sought Chapter 11 bankruptcy relief following the death of its president. We had funded $8.1 million of loans to this builder of which $6.8 million were related to entities seeking Chapter 11 relief. Included in the Chapter 11-related loans were 27 residential homes and a 121-lot residential land development loan of $1.8 million. Loans in the amount of $1.3 million to the deceased president and his widow were not under the protection of the bankruptcy court and were secured by either their personal residence or four completed model homes.

        During the three months ended June 30, 2006, we were paid-in-full on loans related to the sale of three residential and two model homes. The land associated with the $1.8 million development project was also sold and we were paid-in-full in early July 2006. As of July 27, 2006, we had $5.3 million of loans outstanding to this builder. We believe we are adequately secured with respect to the remaining portfolio of loans in this relationship.

        Allowance for Loan Losses. Our allowance for loan losses increased $1.3 million, or 4.2%, to $32.2 million at June 30, 2006 compared to $30.9 million at December 31, 2005. Our allowance for loan losses as a percentage of nonperforming loans was 185.03% at June 30, 2006 compared to 214.30% at December 31, 2005. Our ratio of the allowance for loan losses to net loans was 1.08% and 1.09% at June 30, 2006 and December 31, 2005, respectively.

        Premises and Equipment. Premises and equipment increased $583,000, or 1.5%, to $40.1 million at June 30, 2006 compared to $39.5 million at December 31, 2005. The increase was attributable to $3.3 million in asset additions which were partially offset by depreciation and amortization expense of $1.8 million for the six months ended June 30, 2006. Significant additions during the six months ended June 30, 2006 included new, full-service banking facilities opened in Omaha and Hastings, Nebraska.

        FHLBank Topeka Stock. FHLBank Topeka (“FHLBank”) stock totaled $60.1 million at June 30, 2006, an increase of $1.6 million, or 2.8%, compared to $58.5 million at December 31, 2005. The increase is attributable to FHLBank stock dividends received during the six months ended June 30, 2006.

        Goodwill and Other Intangible Assets. Goodwill totaled $42.3 million at June 30, 2006 and December 31, 2005 and relates to the 2004 acquisition of United Nebraska Financial Co. (“UNFC”). Other intangible assets totaled $9.3 million at June 30, 2006, a decrease of $784,000, or 7.8%, compared to $10.0 million at December 31, 2005 and relates to the core deposit intangible assets recorded as a result of the UNFC acquisition and the Marine Bank transaction. The decrease was attributable to $886,000 in amortization partially offset by a $102,000 core deposit intangible asset recorded in conjunction with the Marine Bank transaction.

        Other Assets. Other assets increased $4.8 million, or 16.9%, to $33.2 million at June 30, 2006 compared to $28.5 million at December 31, 2005. At June 30, 2006, the largest item recorded in other assets was net mortgage servicing assets of $12.1 million. The remainder consisted of prepaid expenses, miscellaneous receivables and other assets.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $3.0 billion at June 30, 2006, an increase of $78.4 million, or 2.7%, compared to $2.9 billion at December 31, 2005. We utilized FHLBank advances to fund lending activities during the six months ended June 30, 2006.

        Deposits. Deposits declined $11.0 million, or 0.5%, to $2.0 billion at June 30, 2006.

(Dollars in thousands)	June 30, 2006	December 31, 2005	Increase (Decrease)	% Change
Noninterest-bearing checking	$126,602	$138,578	$(11,976)	(8.64)%
Savings	53,182	57,037	(3,855)	(6.76)
Interest-bearing checking	368,058	398,094	(30,036)	(7.54)
Money market	408,697	338,518	70,179	20.73
Time deposits	1,050,356	1,028,128	22,228	2.16

Total retail deposits	2,006,895	1,960,355	46,540	2.37
Brokered time deposits	20,411	77,964	(57,553)	(73.82)

Total deposits	$2,027,306	$2,038,319	$(11,013)	(0.54)%

        The decline in deposits was primarily attributable to $57.6 million of brokered time deposits which matured during the six months ended June 30, 2006 partially offset by a $38.4 million increase in retail generated deposits and $8.1 million of deposits acquired in the Marine Bank transaction. Our brokered time deposits totaled $20.4 million at June 30, 2006 compared to $78.0 million at December 31, 2005. The weighted average rate of our time deposits was 4.03% at June 30, 2006 compared to 3.52% at December 31, 2005. Our transaction accounts (checking, savings and money market) totaled $956.6 million at June 30, 2006, an increase of $24.3 million, or 2.6%, compared to $932.2 million at December 31, 2005. The weighted average rate of our transaction accounts was 1.68% at June 30, 2006 compared to 1.35% at December 31, 2005.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $906.2 million at June 30, 2006, an increase of $91.3 million, or 11.2%, compared to $814.9 million at December 31, 2005. The increase in FHLBank advances and other borrowings at June 30, 2006 was primarily attributable to borrowing an additional $215.0 million of advances from the FHLBank and an outstanding balance on our FHLBank line of credit of $150.6 million at June 30, 2006 partially offset by the repayment of $275.1 million of FHLBank advances. We utilized FHLBank advances as our primary funding source for loan origination and purchase activity during the six months ended June 30, 2006. The weighted average interest rate on our FHLBank advances and other borrowings was 4.43% at June 30, 2006, an increase of 66 basis points compared to 3.77% at December 31, 2005. The increase in the weighted average interest rate on our FHLB advances and other borrowings was attributable to rising interest rates.

        Stockholders’ Equity. At June 30, 2006, stockholders’ equity totaled $330.5 million, an increase of $21.7 million, or 7.0%, compared to $308.9 million at December 31, 2005. The increase in stockholders’ equity primarily reflects net income of $18.9 million during the six months ended June 30, 2006, $2.4 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”), $2.3 million related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”) and $841,000 related to amortization of stock options under the 2003 Stock Option Plan (“SOP”). These increases were partially offset by $2.1 million in cash dividends paid to our stockholders. We paid cash dividends of $0.06 per common share on March 31, 2006 to shareholders of record on March 15, 2006 and $0.07 per common share on June 30, 2006 to shareholders of record on June 15, 2006.

        On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to 1,828,581 shares of our outstanding common stock. There is no stated expiration date for this authorization. We repurchased 12,979 shares of our outstanding common stock to support employee benefit programs during the six months ended June 30, 2006. After accounting for earlier repurchases, at June 30, 2006, the total remaining common stock repurchase authority was 1,667,064 shares. For further discussion regarding our common stock repurchases, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2006 and 2005

        Net Income. Net income for the three months ended June 30, 2006 was $9.7 million, or $0.57 per diluted share ($0.59 per basic share), compared to net income of $7.6 million, or $0.46 per diluted share ($0.47 per basic share), for the three months ended June 30, 2005. Net income for the six months ended June 30, 2006 was $18.9 million, or $1.11 per diluted share ($1.15 per basic share), compared to net income of $14.8 million, or $0.89 per diluted share ($0.91 per basic share), for the six months ended June 30, 2005.

        Net Interest Income. Net interest income is the most significant component of our earnings and consists of interest income on interest-earning assets offset by interest expense on interest-bearing liabilities. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume relates to the level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and mix of interest-earning assets and interest-bearing liabilities. Net interest income before provision for loan losses totaled $31.4 million for the three months ended June 30, 2006, an increase of $5.7 million, or 22.2%, compared to $25.7 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, our net interest income totaled $60.5 million, an increase of $10.5 million, or 21.0%, compared to $50.0 million for the six months ended June 30, 2005. The increase in net interest income was primarily due to increases in the average yields earned on interest-earning assets.

        Our average interest rate spread for the three months ended June 30, 2006 and 2005 was 3.75% and 3.32%, respectively. The increase in our average interest rate spread was attributable to the increase in the yield earned on interest-earning assets being greater than the increase in our average rate paid on interest-bearing liabilities. The average yield on interest-earning assets was 7.10% for the three months ended June 30, 2006, a 118 basis point increase compared to 5.92% for the three months ended June 30, 2005. The average yield on interest-earning assets was 6.88% for the six months ended June 30, 2006, a 111 basis point increase compared to 5.77% for the six months ended June 30, 2005. The increase in the average yield earned on interest-earning assets was primarily related to an increase in the average yield earned on loans receivable. Our average yield earned on loans receivable for the three months ended June 30, 2006 and 2005 was 7.23% and 6.07%, respectively. Our average yield earned on loans receivable for the six months ended June 30, 2006 and 2005 was 7.03% and 5.92%, respectively. This increase was primarily the result of our lending strategy to focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Our average rate paid on interest bearing liabilities was 3.35% for the three months ended June 30, 2006, an increase of 75 basis points compared to 2.60% for the three months ended June 30, 2005. Our average rate paid on interest bearing liabilities was 3.23% for the six months ended June 30, 2006, an increase of 74 basis points compared to 2.49% for the six months ended June 30, 2005.

        Our net interest margin (net interest income (annualized) divided by average interest-earning assets) increased to 4.06% for the three months ended June 30, 2006 compared to 3.56% for the three months ended June 30, 2005. Our net interest margin was 3.97% for the six months ended June 30, 2006 compared to 3.51% for the six months ended June 30, 2005. The increase in our net interest margin for the three and six month periods ended June 30, 2006 was primarily the result of increases in the average yield and average balance of loans receivable. The average balance of our total interest-earning assets was $3.1 billion for the three months ended June 30, 2006, an increase of $206.6 million, or 7.2%, compared to $2.9 billion for the three months ended June 30, 2005. The average balance of our total interest-earning assets was $3.1 billion for the six months ended June 30, 2006, an increase of $201.8 million, or 7.1%, compared to $2.8 billion for the six months ended June 30, 2005. We anticipate that average interest rate spread and net interest margin compression may occur during the remainder of 2006 due to increased deposit interest costs and refinancing of our FHLBank advances and other borrowings resulting from a rising interest rate environment.

        Average Balances, Net Interest Income, Yields Earned and Cost of Funds. The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, net interest margin and average interest rate spread. All average balances are based on daily balances.

	Three Months Ended June 30,
	2006			2005
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$--	$--	--%	$--	$--	--%
Investment securities (1)	161,457	1,988	4.93	175,664	1,822	4.15
Mortgage-backed securities (1)	17,241	174	4.04	30,265	274	3.62
Loans receivable (2)	2,912,462	52,669	7.23	2,678,653	40,629	6.07

Total interest-earning assets	3,091,160	54,831	7.10%	2,884,582	42,725	5.92%
Noninterest-earning assets	203,389			193,937

Total assets	$3,294,549			$3,078,519

Interest-bearing liabilities:
Interest-bearing checking accounts	$370,918	$1,059	1.14%	$387,881	$646	0.67%
Savings accounts	53,794	68	0.51	72,091	106	0.59
Money market accounts	404,832	2,809	2.78	327,276	1,267	1.55
Time deposits	1,074,985	10,331	3.84	1,046,684	7,914	3.02

Total interest-bearing deposits	1,904,529	14,267	3.00	1,833,932	9,933	2.17
FHLBank Topeka advances and
other borrowings	889,008	9,160	4.12	787,857	7,091	3.60

Total interest-bearing liabilities	2,793,537	23,427	3.35%	2,621,789	17,024	2.60%
Noninterest-bearing accounts	116,897			111,147
Other liabilities	58,939			60,640

Total liabilities	2,969,373			2,793,576
Stockholders’ equity	325,176			284,943

Total liabilities and stockholders’ equity	$3,294,549			$3,078,519

Net interest-earning assets	$297,623			$262,793
Net interest income; average
interest rate spread		$31,404	3.75%		$25,701	3.32%
Net interest margin (3)			4.06%			3.56%
Average interest-earning assets to average
interest-bearing liabilities			110.65%			110.02%

(1) Includes securities available for sale and held to maturity. Investment securities also include FHLBank Topeka stock
(2) Includes nonperforming loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses
(3) Equals net interest income (annualized) divided by average interest-earning assets

	Six Months Ended June 30,
	2006			2005
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$3,558	$76	4.25%	$--	$--	--%
Investment securities (1)	161,422	3,812	4.72	177,182	3,537	3.99
Mortgage-backed securities (1)	18,117	365	4.03	32,311	593	3.67
Loans receivable (2)	2,868,067	100,771	7.03	2,639,880	78,095	5.92

Total interest-earning assets	3,051,164	105,024	6.88%	2,849,373	82,225	5.77%
Noninterest-earning assets	203,182			195,077

Total assets	$3,254,346			$3,044,450

Interest-bearing liabilities:
Interest-bearing checking accounts	$376,762	$2,127	1.13%	$394,932	$1,312	0.66%
Savings accounts	55,035	143	0.52	74,969	227	0.61
Money market accounts	391,260	5,197	2.66	312,608	2,177	1.39
Time deposits	1,075,403	19,942	3.71	1,038,908	15,115	2.91

Total interest-bearing deposits	1,898,460	27,409	2.89	1,821,417	18,831	2.07
FHLBank Topeka advances and
other borrowings	857,492	17,075	3.98	765,824	13,357	3.49

Total interest-bearing liabilities	2,755,952	44,484	3.23%	2,587,241	32,188	2.49%
Noninterest-bearing accounts	117,843			111,822
Other liabilities	61,288			62,529

Total liabilities	2,935,083			2,761,592
Stockholders' equity	319,263			282,858

Total liabilities and stockholders' equity	$3,254,346			$3,044,450

Net interest-earning assets	$295,212			$262,132
Net interest income; average
interest rate spread		$60,540	3.65%		$50,037	3.28%
Net interest margin (3)			3.97%			3.51%
Average interest-earning assets to average
interest-bearing liabilities			110.71%			110.13%

(1) Includes securities available for sale and held to maturity. Investment securities also include FHLBank Topeka stock
(2) Includes nonperforming loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses
(3) Equals net interest income (annualized) divided by average interest-earning assets

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

	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005			Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Federal funds sold	$--	$--	$--	$--	$76	$76
Investment securities	322	(156)	166	608	(333)	275
Mortgage-backed securities	29	(129)	(100)	53	(281)	(228)
Loans receivable (1)	8,265	3,775	12,040	15,521	7,155	22,676

Total interest income	8,616	3,490	12,106	16,182	6,617	22,799

Interest expense:
Interest-bearing
checking accounts	442	(29)	413	878	(63)	815
Savings accounts	(13)	(25)	(38)	(30)	(54)	(84)
Money market accounts	1,187	355	1,542	2,368	652	3,020
Time deposits	2,198	219	2,417	4,280	547	4,827

Total interest expense
on deposits	3,814	520	4,334	7,496	1,082	8,578
FHLBank Topeka advances and
other borrowings	1,095	974	2,069	2,007	1,711	3,718

Total interest expense	4,909	1,494	6,403	9,503	2,793	12,296

Net change in net interest income	$3,707	$1,996	$5,703	$6,679	$3,824	$10,503

(1) Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses

        Interest Income. Our total interest income for the three months ended June 30, 2006 was $54.8 million, an increase of $12.1 million, or 28.3%, compared to $42.7 million for the three months ended June 30, 2005. Interest income on loans receivable totaled $52.7 million for the three months ended June 30, 2006, an increase of $12.0 million, or 29.6%, compared to $40.6 million for the three months ended June 30, 2005. The average balance of loans receivable increased $233.8 million, or 8.7%, to $2.9 billion for the three months ended June 30, 2006 compared to $2.7 billion for the three months ended June 30, 2005. The average yield earned on loans receivable increased to 7.23% for the three months ended June 30, 2006 compared to 6.07% for the three months ended June 30, 2005.

        For the six months ended June 30, 2006 our total interest income was $105.0 million, an increase of $22.8 million, or 27.7%, compared to $82.2 million for the six months ended June 30, 2005. Interest income on loans receivable totaled $100.8 million for the six months ended June 30, 2006, an increase of $22.7 million, or 29.0%, compared to $78.1 million for the six months ended June 30, 2005. The average balance of loans receivable totaled $2.9 billion for the six months ended June 30, 2006, an increase of $228.2 million, or 8.6%, compared to $2.6 billion for the six months ended June 30, 2005. The average yield earned on the loan portfolio was 7.03% and 5.92% for the six months ended June 30, 2006 and 2005, respectively.

        The increase in total interest income for the three and six month periods ended June 30, 2006 was primarily attributable to an increase in interest income on loans receivable. The increase in interest income on loans receivable was primarily attributable to an increase in the average yield earned. The increase in the average yield earned and average balance of loans receivable is the result of our lending strategy to focus on and sustain our holdings of loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity.

        Interest Expense. Our total interest expense for the three months ended June 30, 2006 was $23.4 million, an increase of $6.4 million, or 37.6%, compared to $17.0 million for the three months ended June 30, 2005. Interest expense on deposits totaled $14.3 million for the three months ended June 30, 2006, an increase of $4.3 million, or 43.6%, compared to $9.9 million for the three months ended June 30, 2005. Interest expense on FHLBank advances and other borrowings increased $2.1 million, or 29.2%, to $9.2 million for the three months ended June 30, 2006 compared to $7.1 million for the three months ended June 30, 2005. The average rate paid on interest-bearing deposits was 3.00% and 2.17% for the three months ended June 30, 2006 and 2005, respectively. The average rate paid on FHLBank advances and other borrowings increased to 4.12% for the three months ended June 30, 2006 compared to 3.60% for the three months ended June 30, 2005. Additionally, the average balance of our interest-bearing liabilities totaled $2.8 billion for the three months ended June 30, 2006, an increase of $171.7 million, or 6.6%, compared to $2.6 billion for the three months ended June 30, 2005. The average balance of our interest-bearing deposits increased $70.6 million, or 3.8%, to $1.9 billion for the three months ended June 30, 2006 compared to $1.8 billion for the three months ended June 30, 2005. The average balance of our FHLBank advances and other borrowings totaled $889.0 million for the three months ended June 30, 2006, an increase of $101.2 million, or 12.8%, compared to $787.9 million for the three months ended June 30, 2005.

        Our total interest expense for the six months ended June 30, 2006 was $44.5 million, an increase of $12.3 million, or 38.2%, compared to $32.2 million for the six months ended June 30, 2005. Interest expense on deposits totaled $27.4 million for the six months ended June 30, 2006, an increase of $8.6 million, or 45.6%, compared to $18.8 million for the six months ended June 30, 2005. Interest expense on FHLBank advances and other borrowings increased $3.7 million, or 27.8%, to $17.1 million for the six months ended June 30, 2006 compared to $13.4 million for the six months ended June 30, 2005. The average rate paid on interest-bearing deposits was 2.89% and 2.07% for the six months ended June 30, 2006 and 2005, respectively. The average rate paid on FHLBank advances and other borrowings increased to 3.98% for the six months ended June 30, 2006 compared to 3.49% for the six months ended June 30, 2005. Additionally, the average balance of our interest-bearing liabilities totaled $2.8 billion for the six months ended June 30, 2006, an increase of $168.7 million, or 6.5%, compared to $2.6 billion for the six months ended June 30, 2005. The average balance of our interest-bearing deposits increased $77.0 million, or 4.2%, to $1.9 billion for the six months ended June 30, 2006 compared to $1.8 billion for the six months ended June 30, 2005. The average balance of our FHLBank advances and other borrowings totaled $857.5 million for the six months ended June 30, 2006, an increase of $91.7 million, or 12.0%, compared to $765.8 million for the six months ended June 30, 2005.

        The increase in interest expense was attributable to an increase in the average rate paid on interest-bearing liabilities. This increase was primarily the result of a series of interest rate increases set by the Federal Reserve Board throughout 2005 and 2006.

        Provision for Loan Losses. We establish provisions for loan losses in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management performs reviews no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio. Our reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors (see Note 2 to the Consolidated Financial Statements, “Critical Accounting Policies – Allowance for Loan Losses”).

        We made a provision for loan losses of $1.8 million for the three months ended June 30, 2006 compared to $1.9 million for the three months ended June 30, 2005, a decrease of $112,000, or 5.8%. For the six months ended June 30, 2006 our provision for loan losses totaled $3.1 million, an increase of $431,000, or 15.9%, compared to $2.7 million for the six months ended June 30, 2005. At June 30, 2006 our nonperforming loans totaled $17.4 million, or 0.59% of net loans, compared to $14.4 million, or 0.51% of net loans, at December 31, 2005. The increase in nonperforming loans and assets related primarily to increases of $5.1 million in nonperforming residential construction loans, $3.1 million in real estate owned and $2.9 million in nonperforming business loans partially offset by a $5.2 million decline in nonperforming multi-family residential loans. Our focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity also subjects us to a potentially higher degree of credit risk. We anticipate that our current level of nonperforming loans as a percentage of net loans may continue for the foreseeable future. Our loan delinquency rate (30 or more days delinquent) at June 30, 2006 as a percentage of total loans was 1.22% compared to 1.09% at December 31, 2005. During the three months ended June 30, 2006 and 2005, we charged-off, net of recoveries, $1.4 million and $828,000, respectively. For the six months ended June 30, 2006 and 2005, we charged-off, net of recoveries, $1.9 million and $1.2 million, respectively. Charge-offs during the six months ended June 30, 2006 consisted primarily of one commercial real estate and land loan and four business loans combined with consumer-related loans. At June 30, 2006 and December 31, 2005, our allowance for loan losses amounted to 1.08% and 1.09%, respectively, of net loans.

        Noninterest Income. Noninterest income for the three months ended June 30, 2006 was $7.2 million, an increase of $857,000, or 13.5%, compared to $6.3 million for the three months ended June 30, 2005.

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2006	2005	(Decrease)	% Change
Deposit account fees and service charges	$3,893	$3,509	$384	10.95%
Debit card fees	685	521	164	31.48
Lending fees and service charges	839	845	(6)	(0.71)
Mortgage servicing rights valuation adjustments	--	(123)	123	100.00
Commissions and management fee income	904	896	8	0.89
Income (loss) from real estate operations, net	(59)	(10)	(49)	490.00
Net gain (loss) on sales of:
Investment securities	--	--	--	--
Loans held for sale	625	502	123	24.50
Real estate owned	6	14	(8)	(57.14)
Other operating income	302	184	118	64.13

Total noninterest income	$7,195	$6,338	$857	13.52%

        Noninterest income for the six months ended June 30, 2006 was $13.6 million, an increase of $1.3 million, or 10.5%, compared to $12.3 million for the six months ended June 30, 2005.

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2006	2005	(Decrease)	% Change
Deposit account fees and service charges	$7,149	$6,315	$834	13.21%
Debit card fees	1,301	988	313	31.68
Lending fees and service charges	1,684	1,576	108	6.85
Mortgage servicing rights valuation adjustments	--	(3)	3	100.00
Commissions and management fee income	1,850	2,127	(277)	(13.02)
Income (loss) from real estate operations, net	(65)	(8)	(57)	712.50
Net gain (loss) on sales of:
Investment securities	21	13	8	61.54
Loans held for sale	1,170	973	197	20.25
Real estate owned	(64)	50	(114)	(228.0	0)
Other operating income	555	282	273	96.81

Total noninterest income	$13,601	$12,313	$1,288	10.46%

        The increase in deposit account and debit card fees and service charges was largely due to an increase in the number of transaction accounts. The increase in our lending fees and service charges was primarily attributable to our increased lending volumes and our increased loan origination capabilities supplemented by our nine loan production offices. Increases in noninterest income during the six months ended June 30, 2006 were partially offset by a decline in commissions related to annuity and mutual fund sales.

        Noninterest Expense. Our noninterest expense increased by $3.3 million, or 18.6%, to $21.0 million for the three months ended June 30, 2006 compared to $17.7 million for the three months ended June 30, 2005.

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2006	2005	(Decrease)	% Change
Employee compensation	$7,788	$6,907	$881	12.76%
Employee benefits	1,353	1,102	251	22.78
Payroll taxes	668	561	107	19.07
Management Recognition and Retention Plan	726	718	8	1.11
Employee Stock Ownership Plan	1,213	896	317	35.38
2003 Stock Option Plan	420	--	420	100.00
Occupancy, net	2,158	1,938	220	11.35
Data processing	533	485	48	9.90
Advertising	1,373	1,294	79	6.11
Core deposit intangible asset amortization	445	467	(22)	(4.71)
Professional services	147	197	(50)	(25.38)
Other	4,167	3,137	1,030	32.83

Total noninterest expense	$20,991	$17,702	$3,289	18.58%

        Our noninterest expense increased by $4.6 million, or 12.9%, to $40.3 million for the six months ended June 30, 2006 compared to $35.7 million for the six months ended June 30, 2005.

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2006	2005	(Decrease)	% Change
Employee compensation	$15,134	$13,793	$1,341	9.72%
Employee benefits	2,641	2,135	506	23.70
Payroll taxes	1,496	1,243	253	20.35
Management Recognition and Retention Plan	1,452	1,437	15	1.04
Employee Stock Ownership Plan	2,379	1,796	583	32.46
2003 Stock Option Plan	841	--	841	100.00
Occupancy, net	4,374	4,126	248	6.01
Data processing	1,101	993	108	10.88
Advertising	2,461	2,208	253	11.46
Core deposit intangible asset amortization	886	935	(49)	(5.24)
Professional services	336	768	(432)	(56.25)
Other	7,236	6,302	934	14.82

Total noninterest expense	$40,337	$35,736	$4,601	12.87%

        The increase in employee compensation, employee benefits and payroll taxes resulted from continued personnel growth and annual salary increases. At June 30, 2006 we had 827 full-time equivalent employees compared to 726 full-time equivalent employees at June 30, 2005. In accordance with SFAS No. 123(R), Share-Based Payment, we began expensing stock options on January 1, 2006 using the modified-prospective application method. Included in other noninterest expense for the three and six months ended June 30, 2006 is $524,000 related to the preparation and trial of the damage portion of the goodwill claims we have pursued against the United States as disclosed in our December 31, 2005 Annual Report on Form 10-K. The increase in noninterest expense for the three and six months ended June 30, 2006 was partially offset by a reduction in professional service fees related to the integration of the UNFC acquisition and the implementation of Sarbanes-Oxley compliance in 2005.

        Income Tax Expense. Our income tax expense increased by $1.3 million, or 26.7%, to $6.1 million for the three months ended June 30, 2006 compared to $4.8 million for the same period in 2005. For the six months ended June 30, 2006, our income tax expense totaled $11.8 million, an increase of $2.6 million, or 28.9%, compared to $9.1 million for the six months ended June 30, 2005. The increase in income tax expense for the three and six months ended June 30, 2006 compared to the same periods in 2005 was primarily due to an increase in net income. The effective income tax rate for the three months ended June 30, 2006 was 38.6% compared to 38.7% for the three months ended June 30, 2005. Our effective income tax rate for the six months ended June 30, 2006 was 38.3% compared to 38.1% for the six months ended June 30, 2005.

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

        Deposits, particularly core deposits, provide a more preferable source of funding than FHLBank advances and other borrowings. However, to the extent that competitive or market factors do not allow us to meet our funding needs with deposits alone, FHLBank advances and other borrowings provide a readily available alternative source of liquidity. Deposits decreased $11.0 million, or 0.5%, to $2.0 billion at June 30, 2006 compared to December 31, 2005. At June 30, 2006, we had time deposits maturing within the next 12 months amounting to $796.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be renewed with us.

        In addition to cash flows generated by loan and securities payments and prepayments, we have additional borrowing capacity to fund our asset growth. We continue to utilize borrowings as a cost efficient addition to deposits as a source of funds. The average balance of our FHLBank advances and other borrowings was $857.5 million for the six months ended June 30, 2006 compared to $834.6 million for the year ended December 31, 2005 and $765.8 million for the six months ended June 30, 2005. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to blanket collateral agreements with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for our FHLBank advances.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2006, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

	Total at	Due In
(Dollars in thousands)	June 30, 2006	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
FHLBank Topeka advances
and other borrowings	$906,210	$193,427	$80,436	$40,000	$592,347
Recourse obligations on assets	16,436	16,436	--	--	--
Purchase investment securities	1,287	1,287	--	--	--
Annual rental commitments under non-
cancellable operating leases	4,225	953	1,446	580	1,246

Total contractual obligations	928,158	212,103	81,882	40,580	593,593

Lending commitments:
Commitments to originate loans	$123,071	$123,071	$--	$--	$--
Commitments to sell loans	(46,983)	(46,983)	--	--	--
Commitments to purchase loans	43,338	43,338	--	--	--
Undisbursed portion of construction and
land development loans in process	687,373	408,556	278,817	--	--
Standby letters of credit	2,258	2,258	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	341,728	341,728	--	--	--
Business loans	239,339	239,339	--	--	--
Consumer loans	132,980	132,980	--	--	--

Total lending commitments and
unused lines of credit	1,523,104	1,244,287	278,817	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$2,451,262	$1,456,390	$360,699	$40,580	$593,593

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At June 30, 2006, the maximum total dollar amount of such recourse was approximately $16.4 million. Based on historical experience, at June 30, 2006, we had established a liability of $735,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, special purpose entities.

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

        Quantitative measures that have been established by regulation to ensure capital adequacy require that we maintain minimum capital amounts and ratios (set forth in the following table). Our primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that we maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. As of June 30, 2006, we exceed all capital requirements to which we are subject.

        As of June 30, 2006 and December 31, 2005, the most recent notifications from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that we believe have changed the Bank’s category. The actual capital amounts and ratios as of June 30, 2006 and December 31, 2005 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Total risk-based capital
(to risk-weighted assets)	$329,827	11.3%	$232,872	8.0%	$291,090	10.0%
Tier 1 capital (to adjusted
tangible assets)	297,668	9.1	130,829	4.0	163,536	5.0
Tangible capital (to
tangible assets)	297,668	9.1	49,061	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	297,668	10.2	116,436	4.0	174,654	6.0
As of December 31, 2005:
Total risk-based capital
(to risk-weighted assets)	$302,822	11.0%	$220,252	8.0%	$275,315	10.0%
Tier 1 capital (to adjusted
tangible assets)	271,952	8.6	126,695	4.0	158,369	5.0
Tangible capital (to
tangible assets)	271,952	8.6	47,511	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	271,952	9.9	110,126	4.0	165,189	6.0

Selected Financial Data

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
(Dollars in thousands except per share data)	2006	2005	2006	2005
Selected Statement of Income Data:
Total interest income	$54,831	$42,725	$105,024	$82,225
Total interest expense	23,427	17,024	44,484	32,188

Net interest income	31,404	25,701	60,540	50,037
Provision for loan losses	1,811	1,923	3,142	2,711

Net interest income after provision
for loan losses	29,593	23,778	57,398	47,326

Total noninterest income	7,195	6,338	13,601	12,313
Total noninterest expense	20,991	17,702	40,337	35,736

Income before income taxes	15,797	12,414	30,662	23,903
Income tax expense	6,090	4,806	11,753	9,117

Net income	$9,707	$7,608	$18,909	$14,786

Net income per common share, basic	$0.59	$0.47	$1.15	$0.91
Net income per common share, diluted	$0.57	$0.46	$1.11	$0.89
Dividends declared per common share	$0.07	$0.06	$0.13	$0.11

Selected Financial Condition Data:
Total assets	$3,322,381	$3,204,275	$3,322,381	$3,204,275
Cash and cash equivalents	63,998	64,898	63,998	64,898
Investment securities	102,896	116,593	102,896	116,593
Mortgage-backed securities	16,070	27,678	16,070	27,678
Net loans after allowance for loan losses	2,934,334	2,806,725	2,934,334	2,806,725
Deposits	2,027,306	1,936,340	2,027,306	1,936,340
FHLBank Topeka advances and
other borrowings	906,210	917,290	906,210	917,290
Stockholders’ equity	330,544	289,611	330,544	289,611

Selected Operating Ratios:
Average yield on interest-earning assets	7.10%	5.92%	6.88%	5.77%
Average rate on interest-bearing liabilities	3.35%	2.60%	3.23%	2.49%
Average interest rate spread	3.75%	3.32%	3.65%	3.28%
Net interest margin	4.06%	3.56%	3.97%	3.51%
Average interest-earning assets to
average interest-bearing liabilities	110.65%	110.02%	110.71%	110.13%
Net interest income after provision for
loan losses to noninterest expense	140.98%	134.32%	142.30%	132.43%
Total noninterest expense to average assets	2.55%	2.30%	2.48%	2.35%
Efficiency ratio (1)	53.23%	53.79%	53.21%	55.82%
Return on average assets	1.18%	0.99%	1.16%	0.97%
Return on average equity	11.94%	10.68%	11.85%	10.45%
Average equity to average assets	9.87%	9.26%	9.81%	9.29%
Return on tangible equity (2)	14.02%	12.91%	13.96%	12.67%

(1) Efficiency ratio is calculated as total noninterest expense, less amortization expense of intangible assets, as a percentage of the sum of net interest income and noninterest income
(2) Return on tangible equity is calculated as annualized net income as a percentage of average stockholders’ equity adjusted for goodwill and other intangible assets

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

        For a discussion of our asset and liability management policies as well as the methods used to manage our exposure to the risk of loss from adverse changes in market prices and interest rates , see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change in our market risk position since our prior disclosures.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

        Except litigation relating to certain goodwill claims against the United States (“U.S.”) described below, there have been no substantive changes with respect to legal proceedings during the six months ended June 30, 2006. Disclosures regarding legal proceedings are incorporated by reference to Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005.

        On May 22, 2006, a nine-day trial commenced in the United States Court of Federal Claims (“Court”) to address our lost profits damages claim against the U.S. for breach of contract following changes to the rules for computing our regulatory capital that were required by the adoption of the Financial Institution Reform Recovery and Enforcement Act in 1989. At the date of this filing, all post-trial briefs have been submitted and we anticipate the Court may issue its ruling in late 2006. There can be no assurance as to the type or amount of damages, if any, that we may recover or the timing, if we are successful, for receipt by us of any damages from the U.S.

Item 1A – Risk Factors.

        There were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

        The following table details the Company’s purchases of common stock during the three months ended June 30, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 2006
Beginning Date - April 1, 2006
Ending Date - April 30, 2006	12,979	$32.96	12,979	1,667,064
May 2006
Beginning Date - May 1, 2006
Ending Date - May 31, 2006	--	--	--	1,667,064
June 2006
Beginning Date - June 1, 2006
Ending Date - June 30, 2006	--	--	--	1,667,064

Total shares purchased during the three
months ended June 30, 2006	12,979	$32.96

* Information related to our publicly announced plan authorizing purchases of common stock during the three months ended June 30, 2006, is as follows:

Date Purchase Plan Announced	Number of Shares Approved for Purchase	Expiration Date of Purchase Plan
July 27, 2004	1,828,581	No stated expiration date

Item 3 — Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 — Submission of Matters to a Vote of Security Holders.

        On May 17, 2006, we held our Annual Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of our Board of Directors. Following is a brief summary of each proposal and the result of the vote.

Proposal	Term Expiration	For	Withheld / Against	Abstain	Broker Non-Votes
1. To elect two directors for a three-year term and until
their successors are elected and qualified
Gilbert G. Lundstrom	2009	16,428,559	480,237	N/A	N/A
Joyce Person Pocras	2009	16,087,964	820,832	N/A	N/A

2. To ratify the appointment of KPMG LLP as the
independent auditors for the year ended
December 31, 2006	N/A	16,691,059	129,717	88,020	N/A

        The terms of office for the following directors continued after our Annual Meeting of Shareholders: Ann Lindley Spence and Charles W. Hoskins (terms expire in 2007) and James A. Laphen and Campbell R. McConnell, Ph.D. (terms expire in 2008).

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

TIERONE CORPORATION
Date: August 1, 2006	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: August 1, 2006	By:/s/ Eugene B. Witkowicz
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