Form 10-Q
period 2006-09-30
TIERONE CORP
filed 2006-11-06
CIK 1170605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 2, 2006, there were 18,171,727 issued and outstanding shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

		Page
Item 1 -	Financial Statements	3
Item 2 -	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	31
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4 -	Controls and Procedures	50

PART II - OTHER INFORMATION

Item 1 – Financial Statements

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
September 30, 2006 (Unaudited) and December 31, 2005

(Dollars in thousands, except per share data)	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$61,350	$83,534
Federal funds sold	--	4,500

Total cash and cash equivalents	61,350	88,034

Investment securities:
Held to maturity, at cost which approximates fair value	95	111
Available for sale, at fair value	114,633	102,614
Mortgage-backed securities, available for sale, at fair value	14,217	19,752
Loans receivable:
Net loans (includes loans held for sale of $16,690 and $8,666 at
September 30, 2006 and December 31, 2005, respectively)	2,983,627	2,844,670
Allowance for loan losses	(32,359)	(30,870)

Net loans after allowance for loan losses	2,951,268	2,813,800

FHLBank Topeka stock, at cost	61,051	58,491
Premises and equipment, net	39,766	39,509
Accrued interest receivable	23,104	19,190
Goodwill	42,228	42,283
Other intangible assets, net	8,815	10,041
Other assets	34,459	28,450

Total assets	$3,350,986	$3,222,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,979,082	$2,038,319
Deposits held for sale	24,970	--

Total deposits	2,004,052	2,038,319

FHLBank Topeka advances and other borrowings	948,217	814,924
Advance payments from borrowers for taxes, insurance and
other escrow funds	18,991	24,864
Accrued interest payable	6,418	7,289
Accrued expenses and other liabilities	28,159	28,012

Total liabilities	3,005,837	2,913,408

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,172,673 and 18,150,773 shares issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	226	226
Additional paid-in capital	356,737	358,587
Retained earnings, substantially restricted	102,386	75,282
Treasury stock, at cost; 4,402,402 and 4,424,302 shares at
September 30, 2006 and December 31, 2005, respectively	(101,309)	(101,584)
Unallocated common stock held by Employee Stock
Ownership Plan	(12,040)	(13,169)
Unearned common stock held by Management Recognition
and Retention Plan	--	(9,368)
Accumulated other comprehensive loss, net	(851)	(1,107)

Total stockholders’ equity	345,149	308,867

Total liabilities and stockholders’ equity	$3,350,986	$3,222,275

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Interest income:
Loans receivable	$57,562	$44,208	$158,333	$122,303
Investment securities	2,424	2,001	6,601	6,131
Other interest-earning assets	3	--	79	--

Total interest income	59,989	46,209	165,013	128,434

Interest expense:
Deposits	15,614	10,909	43,023	29,740
FHLBank Topeka advances and other borrowings	10,234	8,604	27,309	21,961

Total interest expense	25,848	19,513	70,332	51,701

Net interest income	34,141	26,696	94,681	76,733
Provision for loan losses	1,148	1,691	4,290	4,402

Net interest income after provision for loan losses	32,993	25,005	90,391	72,331

Noninterest income:
Fees and service charges	5,585	5,291	16,268	15,306
Debit card fees	702	543	2,003	1,531
Income (loss) from real estate operations, net	(55)	14	(120)	6
Net gain (loss) on sales of:
Investment securities	--	1	21	14
Loans held for sale	396	552	1,566	1,525
Real estate owned	(2)	(1)	(66)	49
Other operating income	303	204	858	486

Total noninterest income	6,929	6,604	20,530	18,917

Noninterest expense:
Salaries and employee benefits	12,526	10,457	36,469	30,861
Occupancy, net	2,311	2,186	6,685	6,312
Data processing	547	517	1,648	1,510
Advertising	1,177	944	3,638	3,152
Other operating expense	4,550	3,847	13,008	11,852

Total noninterest expense	21,111	17,951	61,448	53,687

Income before income taxes	18,811	13,658	49,473	37,561
Income tax expense	7,294	5,095	19,047	14,212

Net income	$11,517	$8,563	$30,426	$23,349

Net income per common share, basic	$0.70	$0.53	$1.85	$1.44

Net income per common share, diluted	$0.67	$0.51	$1.78	$1.40

Dividends declared per common share	$0.07	$0.06	$0.20	$0.17

Average common shares outstanding, basic (000's)	16,557	16,226	16,470	16,191

Average common shares outstanding, diluted (000's)	17,228	16,728	17,130	16,637

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity
Balance at December 31, 2004	$226	$355,986	$46,263	$(98,254)	$(14,674)	$(12,229)	$(295)	$277,023

Common stock earned by employees
in Employee Stock Ownership Plan	--	1,737	--	--	1,129	--	--	2,866
Amortization of awards under the
Management Recognition and
Retention Plan	--	190	--	--	--	2,155	--	2,345
Treasury stock reissued under 2003
Stock Option Plan	--	(34)	--	149	--	--	--	115
Repurchase of common stock
(147,571 shares)	--	--	--	(3,566)	--	--	--	(3,566)
Dividends paid ($0.17 per common share)	--	--	(2,836)	--	--	--	--	(2,836)
Comprehensive income:
Net income	--	--	23,349	--	--	--	--	23,349
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	(739)	(739)

Total comprehensive income	--	--	23,349	--	--	--	(739)	22,610

Balance at September 30, 2005	$226	$357,879	$66,776	$(101,671)	$(13,545)	$(10,074)	$(1,034)	$298,557

Balance at December 31, 2005	$226	$358,587	$75,282	$(101,584)	$(13,169)	$(9,368)	$(1,107)	$308,867

Common stock earned by employees
in Employee Stock Ownership Plan	--	2,576	--	--	1,129	--	--	3,705
Transfer of unearned common stock held
by the Management Recognition and
Retention Plan upon adoption of
SFAS No. 123(R)	--	(9,368)	--	--	--	9,368	--	--
Amortization of awards under the
Management Recognition and
Retention Plan	--	2,178	--	--	--	--	--	2,178
Amortization of stock options under
2003 Stock Option Plan upon
adoption of SFAS No. 123(R)	--	1,261	--	--	--	--	--	1,261
Repurchase of common stock
(21,724 shares)	--	--	--	(728)	--	--	--	(728)
Treasury stock reissued under 2003
Stock Option Plan	--	(216)	--	1,003	--	--	--	787
Excess tax benefit realized from stock-
based compensation plans	--	939	--	--	--	--	--	939
Tax benefit realized from certain costs
deducted in mutual to stock conversion	--	780	--	--	--	--	--	780
Dividends paid ($0.20 per common share)	--	--	(3,322)	--	--	--	--	(3,322)
Comprehensive income:
Net income	--	--	30,426	--	--	--	--	30,426
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	256	256

Total comprehensive income	--	--	30,426	--	--	--	256	30,682

Balance at September 30, 2006	$226	$356,737	$102,386	$(101,309)	$(12,040)	$--	$(851)	$345,149

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2006	2005
Reconciliation of net income to net cash provided by operating activities:
Net income	$30,426	$23,349
Adjustments to reconcile net income to net cash provided by
operating activities:
Net premium amortization of investment and mortgage-backed securities	33	436
Depreciation and amortization	2,781	2,707
Amortization of intangible assets	1,328	1,394
Amortization of discount on FHLBank Topeka advances	(191)	(191)
Employee Stock Ownership Plan compensation expense	3,705	2,866
2003 Management Recognition and Retention Plan employee compensation expense	2,178	2,345
2003 Stock Option Plan employee compensation expense	1,261	--
Amortization of premiums (accretion of discounts) on net loans	(1,582)	2,857
FHLBank Topeka stock dividend	(2,560)	(1,937)
Deferred income tax expense	417	487
Provision for loan losses	4,290	4,402
Proceeds from sales of loans held for sale	184,161	197,104
Originations and purchases of loans held for sale	(190,619)	(195,240)
Excess tax benefits from stock-based compensation plans	(939)	--
Net (gain) loss on sales of:
Investment securities	(21)	(14)
Loans held for sale	(1,566)	(1,525)
Real estate owned	66	(49)
Premises and equipment	(110)	21
Changes in certain assets and liabilities:
Accrued interest receivable	(3,914)	(3,095)
Other assets	(1,772)	(706)
Accrued interest payable	(908)	620
Accrued expenses and other liabilities	1,086	371

Net cash provided by operating activities	27,550	36,202

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(59,685)	(3,460)
Proceeds from sale of investment and mortgage-backed securities, available for sale	2,297	3,230
Proceeds from maturities of investment securities, available for sale	45,780	15,255
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	5,536	12,987
Increase in loans receivable	(140,162)	(238,838)
Purchase of FHLBank Topeka stock	--	(1,522)
Additions to premises and equipment	(3,934)	(2,295)
Proceeds from sale of premises and equipment	367	133
Proceeds from sale of real estate owned	5,085	852
Marine Bank branch purchase - net of cash acquired	7,568	--

Net cash used in investing activities	(137,148)	(213,658)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2006	2005
Cash flows from financing activities:
Net increase (decrease) in deposits	$(42,373)	$68,695
Net advances (repayment) on FHLBank Topeka line of credit and
short-term advances and other borrowings	43,637	(64,863)
Proceeds from FHLBank Topeka long-term advances and other borrowings	390,000	250,000
Repayments of FHLBank Topeka long-term advances and other borrowings	(300,153)	(70,435)
Net decrease in advances from borrowers for taxes, insurance and
other escrow funds	(5,873)	(7,371)
Repurchase of common stock	(728)	(3,566)
Dividends paid on common stock	(3,322)	(2,836)
Excess tax benefit realized from the exercise of stock options	130	--
Excess tax benefit realized from the vesting of Management Recognition and
Retention Plan shares	809	--
Proceeds from the exercise of stock options	787	115

Net cash provided by financing activities	82,914	169,739

Net decrease in cash and cash equivalents	(26,684)	(7,717)
Cash and cash equivalents at beginning of period	88,034	70,030

Cash and cash equivalents at end of period	$61,350	$62,313

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$72,148	$51,081
Income taxes, net of refunds	$18,354	$14,081

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$8,011	$2,954

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation and Consolidation

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

        The accompanying interim consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results which may be expected for the entire calendar year 2006.

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

        Allowance for Loan Losses. We have identified the allowance for loan losses as a critical accounting policy where amounts are subject to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts could be reported under different, but reasonably plausible, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in:

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        We have identified a single reporting unit for purposes of goodwill impairment testing. The impairment test is therefore performed on a consolidated basis. We perform our goodwill impairment analysis on an annual basis during the third quarter. Additional impairment analysis may be performed if circumstances or events occur which may have an impact on the fair value of our goodwill. Generally, fair value represents a multiple of earnings or discounted projected cash flows. Potential impairment is indicated when the carrying value of the entity, including goodwill, exceeds its fair value. If the potential for impairment exists, the fair value of the entity is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the entity’s goodwill. Impairment loss is recognized for any excess of the carrying value of the entity’s goodwill over the implied fair value. We performed our impairment analysis as of September 30, 2006 and concluded that no potential impairment of goodwill existed as the fair value of our goodwill exceeded its carrying value.

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

        Had stock-based employee compensation expense for our 2003 Stock Option Plan (“SOP”) and Employee Stock Ownership Plan (“ESOP”) been determined based on a calculated fair value using the Black-Scholes model at the grant date for awards subsequent to the distribution, consistent with the recognition provisions of SFAS No. 123(R), our net income and earnings per share would have been impacted as follows for the three and nine month periods ended September 30, 2005:

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (as reported)	$8,563	$23,349
Add: stock-based employee compensation expense
included in reported net income, net of related tax effects	467	1,401
Deduct: total stock-based employee compensation expense
determined under the fair value based method for all awards,
net of related tax effects	(740)	(2,220)

Pro forma net income	$8,290	$22,530

Basic earnings per share (as reported)	$0.53	$1.44
Pro forma basic earnings per share	$0.51	$1.39
Diluted earnings per share (as reported)	$0.51	$1.40
Pro forma diluted earnings per share	$0.50	$1.36

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Amounts recognized in the financial statements with respect to our ESOP and stock-based employee compensation plans are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Stock-based employee compensation expense:
Employee Stock Ownership Plan expense	$1,232	$1,014	$3,611	$2,810
Management Recognition and Retention Plan expense	726	718	2,178	2,155
2003 Stock Option Plan expense	420	--	1,261	--

Amount of stock-based compensation expense,
before income tax benefit	$2,378	$1,732	$7,050	$4,965

Amount of related income tax benefit recognized	$514	$383	$1,521	$1,149

        Employee Stock Ownership Plan. Concurrent with the conversion from mutual to stock ownership in October 2002, we established an ESOP for the benefit of our employees. The ESOP is a qualified pension plan under Internal Revenue Service guidelines which covers all full-time employees who have completed 1,000 hours of service. Upon formation, the ESOP purchased 1,806,006 shares of common stock issued in the initial public offering with the proceeds of an $18,060,060 loan from the Company.

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Employee Stock Ownership Plan compensation expense	$1,232	$1,014	$3,611	$2,810
Employee Stock Ownership Plan shares allocated to employees	489,127	338,626	489,127	338,626
Employee Stock Ownership Plan shares unallocated	1,316,879	1,467,380	1,316,879	1,467,380
Fair value of Employee Stock Ownership Plan unallocated shares	$44,682	$38,607	$44,682	$38,607

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        2003 Management Recognition and Retention Plan. We established the 2003 Management Recognition and Retention Plan (“MRRP”) which is a stock-based incentive plan that was approved by our shareholders at our 2003 Annual Meeting of Shareholders. The shares awarded by the MRRP vest to participants at the rate of 20% per year. Employee compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market price of our stock as of the date the awards were made. Shareholders approved 903,003 shares to be granted under the MRRP and 100,653 shares are still available for future grants as of September 30, 2006. The following table summarizes shares of our common stock that were subject to award and have been granted pursuant to the MRRP at September 30, 2006:

	Number of Shares	Weighted Average Fair Value at Grant Date
Shares outstanding at December 31, 2005	489,160	$18.21
Shares granted	--	--
Shares vested	(152,720)	17.83
Shares forfeited	--	--

Shares outstanding at September 30, 2006	336,440	$18.38

        Employee compensation expense related to the MRRP totaled $726,000 and $718,000 for the three months ended September 30, 2006 and 2005, respectively, and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, we had $4.9 million of total unrecognized employee compensation expense related to unvested MRRP shares. These expenses are expected to be recognized over a weighted average period of 1.8 years. There were no MRRP shares granted, vested or forfeited during the three months ended September 30, 2006. Excess tax benefits of $809,000 were realized during the nine months ended September 30, 2006 as a result of the vesting of 152,720 MRRP shares.

        2003 Stock Option Plan. We established the SOP under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. Employee compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the fair value of our stock options as of the date the awards were made. The exercise price of the options is equal to the market price of the common stock on the grant date. Shareholders approved 2,257,508 stock options to be granted under the SOP and 359,758 of these stock options remain available for future grants as of September 30, 2006.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The fair value of each option was estimated on the date of the grant using the Black-Scholes model. The dividend yield was calculated based on the annual dividends paid and the 12-month average closing stock price at the time of the grant. Expected volatility was based on historical volatility of our stock price. We have utilized historical experience to determine the expected life of the stock options and to estimate future forfeitures. All inputs into the Black-Scholes model are estimates at the time of the grant. Actual results in the future could materially differ from these estimates; however, such results would not impact future reported net income.

        The following table details the inputs into the Black-Scholes model for stock options granted during the years ended December 31, 2004 and 2003. There were no stock options granted during the year ended December 31, 2005 or the nine months ended September 30, 2006.

	Year Ended December 31,
	2004	2003
Dividend yield	1.00%	1.00%
Expected volatility	22.60%	13.20%
Risk-free interest rate	4.00%	3.50%
Expected life of stock options	8 years	10 years
Weighted average fair value of stock options granted	$7.12	$4.51

        The following table details stock options issued, exercised and forfeited during the nine months ended September 30, 2006:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Average Intrinsic Value
Stock options outstanding at December 31, 2005	1,864,750	$17.92
Stock options granted	--	--
Stock options exercised	(43,624)	18.04
Stock options forfeited	(2,500)	17.83

Stock options outstanding at September 30, 2006	1,818,626	$17.92	6.6	$29,120

Stock options exercisable at September 30, 2006	1,056,526	$17.86	6.6	$16,978

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table details the intrinsic value, cash received and tax benefit realized from the exercise of stock options during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Intrinsic value (market value on the exercise date less the strike price)	$509	$57	$683	$64
Cash received from the exercise of stock options	566	98	787	115
Tax benefit realized from the exercise of stock options	84	20	140	22

        At September 30, 2006, there was $2.7 million of total unrecognized compensation expense related to unvested stock options that will be expensed over a weighted average period of 1.7 years.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Goodwill and Other Intangible Assets

        Goodwill had a net carrying amount of $42.2 million at September 30, 2006, a decrease of $55,000, or 0.1%, compared to $42.3 million at December 31, 2005. The decrease in goodwill at September 30, 2006 was the result of a realized tax benefit associated with the UNFC acquisition. Goodwill represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired in connection with the August 27, 2004 acquisition of UNFC. On June 2, 2006, we completed the purchase of Marine Bank’s only banking office in Omaha, Nebraska. We acquired $8.1 million of deposits and recorded a core deposit intangible asset of $102,000 as a result of this transaction. There was no goodwill recorded in connection with our Marine Bank branch purchase. We evaluate goodwill for impairment annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. There have been no changes in the carrying amount of goodwill during the nine months ended September 30, 2006 due to impairment as we are not aware of any facts or circumstances that would indicate our carrying value exceeded fair value.

        Our only identifiable other intangible asset is the value of core deposits acquired as part of the UNFC and Marine Bank transactions. The core deposit intangible assets have been estimated to have nine- to ten-year lives. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in other operating expense.

        The changes in the net carrying amounts of other intangible assets for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$9,257	$10,942	$10,041	$11,877
Additions	--	--	102	--
Amortization expense	(442)	(459)	(1,328)	(1,394)

Balance at end of period	$8,815	$10,483	$8,815	$10,483

        Estimated amortization expense for core deposit intangible assets for the year ending December 31, 2006 and five years thereafter is as follows:

(Dollars in thousands)	Core Deposit Intangible Asset
Estimated Amortization Expense
For the Year Ending:
December 31, 2006	$1,753
December 31, 2007	1,647
December 31, 2008	1,513
December 31, 2009	1,373
December 31, 2010	1,222
December 31, 2011	1,052

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Investment and Mortgage-Backed Securities

        The carrying value, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006
	Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$95	$--	$--	$95

Available for sale:
Mortgage-backed securities	14,480	53	316	14,217
U.S. Government securities and agency obligations	86,256	9	770	85,495
Corporate securities	6,249	5	119	6,135
Municipal obligations	16,675	22	73	16,624
Agency equity securities	547	--	16	531
Asset Management Fund - ARM Fund	6,000	--	152	5,848

Total investment and mortgage-backed
securities, available for sale	$130,207	$89	$1,446	$128,850

	December 31, 2005
	Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$111	$--	$--	$111

Available for sale:
Mortgage-backed securities	20,087	83	418	19,752
U.S. Government securities and agency obligations	68,949	7	1,195	67,761
Corporate securities	10,249	79	64	10,264
Municipal obligations	18,301	32	113	18,220
Agency equity securities	546	1	26	521
Asset Management Fund - ARM Fund	6,000	--	152	5,848

Total investment and mortgage-backed
securities, available for sale	$124,132	$202	$1,968	$122,366

        We believe all unrealized losses as of September 30, 2006 to be market related, with no permanent sector or issuer credit concerns or impairments. We had 130 securities with unrealized losses totaling $1.3 million for 12 consecutive months or longer as of September 30, 2006. The unrealized losses are believed to be temporarily, not permanently, impaired in value. An impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. As of September 30, 2006, we have the ability and intent to hold these securities until maturity.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Loan Portfolio Composition

        Loans receivable at September 30, 2006 and December 31, 2005 are summarized in the following table:

	September 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$350,040	9.68%	$384,722	10.96
Second mortgage residential	127,207	3.52	160,208	4.57
Multi-family residential	146,063	4.04	166,579	4.75
Commercial real estate and land	837,375	23.15	692,420	19.74
Residential construction	870,932	24.07	943,378	26.89
Commercial construction	413,562	11.43	351,767	10.03
Agriculture	67,609	1.87	57,008	1.62

Total real estate loans	2,812,788	77.76	2,756,082	78.56

Business	198,535	5.49	177,592	5.06

Agriculture - operating	88,163	2.43	72,518	2.07

Warehouse mortgage lines of credit	104,798	2.90	95,174	2.71

Consumer loans:
Home equity	69,837	1.93	61,600	1.75
Home equity lines of credit	132,912	3.68	141,021	4.02
Home improvement	59,672	1.65	69,165	1.97
Automobile	87,986	2.43	85,515	2.44
Other	62,728	1.73	49,812	1.42

Total consumer loans	413,135	11.42	407,113	11.60

Total loans	3,617,419	100.00%	3,508,479	100.00%

Unamortized premiums, discounts and
deferred loan fees	4,527		4,778
Undisbursed portion of construction and
land development loans in process	(638,319)		(668,587)

Net loans	2,983,627		2,844,670
Allowance for loan losses	(32,359)		(30,870)

Net loans after allowance for loan losses	$2,951,268		$2,813,800

(1) Includes loans held for sale	$16,690		$8,666

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Allowance for Loan Losses

        The activity in the allowance for loan losses during the three and nine months ended September 30, 2006 and 2005 is summarized in the following table:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Allowance for loan losses at
beginning of period	$32,159	$28,347	$30,870	$26,831
Provision for loan losses	1,148	1,691	4,290	4,402
Charge-offs	(1,006)	(830)	(3,024)	(2,306)
Recoveries on loans previously charged-off	58	239	223	520

Allowance for loan losses at end of period	$32,359	$29,447	$32,359	$29,447

Allowance for loan losses as a
percentage of net loans	1.08%	1.02%	1.08%	1.02%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Nonperforming Assets

        The following table sets forth information with respect to nonperforming assets and troubled debt restructurings at September 30, 2006 and December 31, 2005. It is our policy to cease accruing interest on loans 90 days or more past due and to charge off accrued interest. Included in the following table, under nonperforming loans and troubled debt restructurings, are impaired loans of $3.7 million and $4.2 million at September 30, 2006 and December 31, 2005, respectively. Our allowance for loan losses specifically allocated to impaired loans totaled $301,000 and $1.1 million at September 30, 2006 and December 31, 2005, respectively.

(Dollars in thousands)	September 30, 2006	December 31, 2005
Nonperforming loans:
One-to-four family residential	$1,590	$1,902
Second mortgage residential	414	609
Multi-family residential	553	5,731
Commercial real estate and land	3,244	1,922
Residential construction	10,014	1,840
Agriculture	--	113
Business	2,675	526
Agriculture - operating	115	308
Consumer	1,275	1,454

Total nonperforming loans	19,880	14,405
Real estate owned, net (1)	4,984	2,446

Total nonperforming assets	24,864	16,851
Troubled debt restructurings	8,437	5,180

Total nonperforming assets and troubled debt restructurings	$33,301	$22,031

Total nonperforming loans as a percentage of net loans	0.67%	0.51%

Total nonperforming assets as a percentage of total assets	0.74%	0.52%

Total nonperforming assets and troubled debt restructurings
as a percentage of total assets	0.99%	0.68%

Allowance for loan losses as a percentage of net loans	1.08%	1.09%

Allowance for loan losses as a percentage of nonperforming loans	162.77%	214.30%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 – Mortgage Servicing Rights

        The balance of capitalized mortgage servicing rights, net of valuation allowances, included in other assets at September 30, 2006 and December 31, 2005 was $12.4 million and $11.7 million, respectively. The fair values of these rights were approximately $16.2 million and $15.0 million at September 30, 2006 and December 31, 2005, respectively. The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Serviced loan portfolio balance	$1,278,493	$1,201,759
Fair value	$16,175	$14,954
Prepayment speed	9.00% - 29.80%	9.00% - 26.40%
Weighted average prepayment speed	12.18%	11.52%
Fair value with 10% adverse change	$15,554	$14,405
Fair value with 20% adverse change	$14,953	$13,847
Discount rate	10.00% - 14.00%	10.00% - 15.00%
Weighted average discount rate	11.36%	11.40%
Fair value with 10% adverse change	$15,629	$14,453
Fair value with 20% adverse change	$15,091	$13,942

        The sensitivity of the fair values is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in the table, the effect of a variation in a particular assumption on the fair value of the capitalized mortgage servicing rights is calculated without changing any other assumption. In reality, changes in one assumption may result in changes in another that might magnify or counteract the sensitivities.

        The following table summarizes activity in capitalized mortgage servicing rights, including amortization expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$12,069	$10,745	$11,713	$10,505
Mortgage servicing rights capitalized	975	841	2,654	2,425
Amortization expense	(677)	(778)	(2,000)	(2,119)
Valuation adjustment	--	74	--	71

Balance at end of period	$12,367	$10,882	$12,367	$10,882

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The valuation allowance on mortgage servicing rights is summarized in the following table for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$--	$803	$--	$800
Changes in mortgage servicing valuation reserve	--	(74)	--	(71)

Balance at end of period	$--	$729	$--	$729

        We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speeds, cash flow and discount rate estimates. Changes in these estimates impact fair value and could require us to record a valuation allowance or recovery. During the year ended December 31, 2005, the balance of our mortgage servicing rights valuation allowance was recaptured into earnings. Our evaluation of mortgage servicing rights at September 30, 2006 indicated that no valuation allowance was necessary. There was a valuation allowance established for capitalized mortgage servicing rights of $729,000 at September 30, 2005. The amortization expense and valuation adjustment are recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Income.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Deposits

        Deposits at September 30, 2006 and December 31, 2005 are summarized in the following table:

	September 30, 2006		December 31, 2005
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$128,286	--%	$138,578
Savings	0.49	47,907	0.57	57,037
Interest-bearing checking	1.15	343,705	1.12	398,094
Money market	2.97	396,307	2.31	338,518

Total transaction accounts	1.74	916,205	1.35	932,227

Total transaction accounts as a
percentage of total deposits		45.72%		45.74%

Time deposits:
0.00% to 2.99%		58,055		188,788
3.00% to 4.99%		621,369		910,876
5.00% to 6.99%		408,423		6,428

Total time deposits	4.56	1,087,847	3.52	1,106,092

Total time deposits as a
percentage of total deposits		54.28%		54.26%

Total deposits	3.27%	$2,004,052	2.53%	$2,038,319

        The scheduled maturities of time deposits at September 30, 2006 are presented in the following table:

(Dollars in thousands)	Amount	Percent
Amount Maturing During the 12 Months Ending:
September 30, 2007	$913,965	84.02%
September 30, 2008	121,014	11.12
September 30, 2009	41,040	3.77
Thereafter	11,828	1.09

Total time deposits	$1,087,847	100.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – FHLBank Topeka Advances and Other Borrowings

        At September 30, 2006 and December 31, 2005, we were indebted on notes as shown in the following table:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Permanent fixed-rate notes payable to
the FHLBank Topeka	$21,780	$66,301
Convertible fixed-rate notes payable to
the FHLBank Topeka	815,000	680,824
Line of credit with the FHLBank Topeka	42,000	--
Retail repurchase agreements	31,509	29,871
Junior subordinated debentures	37,928	37,928

Total FHLBank Topeka advances and
other borrowings	$948,217	$814,924

Weighted average interest rate	4.39%	3.77%

        The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the FHLBank Topeka (“FHLBank”). The line of credit with the FHLBank expires in November 2006. We expect the line of credit agreement to be renewed in the ordinary course of business due to our current blanket collateral agreement with the FHLBank.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Pending Banking Office Sale

        On September 25, 2006, we entered into a Purchase and Assumption Agreement to sell our Plainville and Stockton, Kansas deposits and bank offices to Stockton National Bank of Stockton, Kansas. Inclusive in the premium to be paid on the sold deposits is the transfer of certain other items, including premises and equipment and accrued interest payable, at net book value on the date of the sale. This sale is subject to regulatory approval and is expected to close in December 2006.

(Dollars in thousands)	September 30, 2006
Assets held for sale:
Cash	$110
Premises and equipment, net	67

Total assets held for sale	$177

Liabilities held for sale:
Deposit accounts:
Noninterest-bearing checking	$520
Savings	319
Interest-bearing checking	3,118
Money market	3,270
Time deposits	17,743

Total deposits held for sale	24,970

Accrued interest payable	37

Total liabilities held for sale	$25,007

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 13 – Current Accounting Pronouncements

        For a discussion regarding accounting pronouncements, interpretations, exposure drafts and other formal accounting guidance and the impact of these on our financial condition and results of operations, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion identifies certain recently issued accounting guidance.

Statements of Financial Accounting Standards

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

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 has the following requirements: (a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; (b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical; (c) permits an entity to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; (d) at its initial adoption, permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of a company’s first fiscal year beginning after September 15, 2006. We are evaluating the impact that SFAS No. 156 may have on our consolidated financial statements.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine. This statement also clarifies that market participant assumptions should also include assumptions about the effect of a restriction on the sale or use of an asset. This statement clarifies that fair value measurement for a liability should reflect nonperformance risk (the risk that the obligation will not be fulfilled). This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the impact that SFAS No. 157 may have on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position. The funded status is measured as the difference between the assets at fair value and benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS No. 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits and the transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We do not anticipate that the adoption of SFAS No. 158 will have a material impact on our Consolidated Statement of Financial Condition or Consolidated Statement of Income.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Financial Accounting Standards Board Interpretations

        In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”)", which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact that FIN 48 may have on our consolidated financial statements.

SEC Staff Accounting Bulletins

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”).” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 will be applicable to all financial statements issued after November 15, 2006. We do not anticipate that the adoption of SAB 108 will have a material impact on our Consolidated Statement of Financial Condition or Consolidated Statement of Income.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

        TierOne Bank (“Bank”), a subsidiary of TierOne Corporation (“Company”), is a $3.4 billion federally chartered stock savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through a network of 70 banking offices located in Nebraska, Iowa and Kansas and nine loan production offices located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Product offerings include residential, commercial and agricultural real estate loans; consumer, construction, business and agricultural operating loans; warehouse mortgage lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and internet banking.

        Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, noninterest income, noninterest expense and income tax expense. Noninterest income generally includes fees and service charges, debit card fees, net income from real estate operations, net gain on sales of investment securities, loans held for sale and real estate owned and other operating income. Noninterest expense consists of salaries and employee benefits, occupancy (net), data processing, advertising and other operating expense. Our earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

        As used in this report, unless the context otherwise requires, the terms “we,” “us,” or “our” refer to the Company and the Bank.

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Factors that could result in material variations include, but are not limited to:

•	Strength of the United States economy in general and the strength of the local economies in which we conduct our operations;

•	Changes in interest rates or other competitive factors which could affect net interest margins, net interest income and noninterest income;

•	Changes in the demand for loans, deposits and other financial services in our market area;

•	Increases in the levels of losses, customer bankruptcies, claims and assessments;

•	Unanticipated issues associated with the execution of our strategic plan;

•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;

•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	Changes in accounting policies or procedures as may be required by various regulatory agencies;

•	Changes in consumer spending and savings habits;

•	Unanticipated issues associated with the construction of a new banking office in Papillion, Nebraska and the sale of two banking offices in Plainville and Stockton, Kansas; and

•	Other factors discussed in documents (including this report) filed with the Securities and Exchange Commission from time to time.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Assets

        General. Our total assets were $3.4 billion at September 30, 2006, an increase of $128.7 million, or 4.0%, compared to $3.2 billion at December 31, 2005. The increase was primarily the result of a $139.0 million increase in net loans.

        Investment and Mortgage-Backed Securities. Our available for sale investment securities totaled $114.6 million at September 30, 2006, an increase of $12.0 million, or 11.7%, compared to $102.6 million at December 31, 2005. The increase in our available for sale investment securities was attributable to security purchases of $59.7 million partially offset by $48.1 million in proceeds received from maturing and sold investment securities. Our mortgage-backed securities, all of which are recorded as available for sale, totaled $14.2 million at September 30, 2006, a decrease of $5.5 million, or 28.0%, compared to $19.8 million at December 31, 2005. The decrease in our mortgage-backed securities was the result of $5.5 million of principal payments received during the nine months ended September 30, 2006.

        Loans Receivable. Net loans totaled $3.0 billion at September 30, 2006, an increase of $139.0 million, or 4.9%, compared to $2.8 billion at December 31, 2005. During the nine months ended September 30, 2006, we originated $3.8 billion of loans and purchased $381.0 million of loans. These increases were partially offset by $3.9 billion of principal repayments and $184.2 million of loan sales.

(Dollars in thousands)	September 30, 2006	December 31, 2005	Increase (Decrease)	% Change
One-to-four family residential (1)	$350,040	$384,722	$(34,682)	(9.01)%
Second mortgage residential	127,207	160,208	(33,001)	(20.60)
Multi-family residential	146,063	166,579	(20,516)	(12.32)
Commercial real estate and land	837,375	692,420	144,955	20.93
Residential construction	870,932	943,378	(72,446)	(7.68)
Commercial construction	413,562	351,767	61,795	17.57
Agriculture	67,609	57,008	10,601	18.60
Business	198,535	177,592	20,943	11.79
Agriculture - operating	88,163	72,518	15,645	21.57
Warehouse mortgage lines of credit	104,798	95,174	9,624	10.11
Consumer	413,135	407,113	6,022	1.48

Total loans	3,617,419	3,508,479	108,940	3.11

Unamortized premiums, discounts
and deferred loan fees	4,527	4,778	(251)	(5.25)
Undisbursed portion of construction and
land development loans in process	(638,319)	(668,587)	30,268	(4.53)

Net loans	$2,983,627	$2,844,670	$138,957	4.88%

(1) Includes loans held for sale

        The increase in our commercial real estate and land and commercial construction loan portfolios was primarily attributable to loan origination activity related to our loan production offices (located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina) that are strategically positioned in high growth areas of the United States. The increase in business loans at September 30, 2006 was primarily the result of expanded lending capabilities resulting from the addition of commercial banking personnel specializing in corporate banking. The decline in our one-to-four family residential loan portfolio was primarily the result of decreased demand for adjustable-rate residential loans as borrowers migrate to fixed-rate loans. Generally, we originate adjustable-rate, one-to-four family residential mortgage loans for retention in our portfolio. We sell substantially all newly originated fixed-rate, one-to-four family residential mortgage loans in the secondary market on a servicing retained basis which produces noninterest income in the form of net gains and losses on sales and loan servicing fees. The decrease in our second mortgage loan portfolio was primarily the result of loan repayments and prepayments.

        Allowance for Loan Losses. Our allowance for loan losses increased $1.5 million, or 4.8%, to $32.4 million at September 30, 2006 compared to $30.9 million at December 31, 2005. Our allowance for loan losses as a percentage of nonperforming loans was 162.77% at September 30, 2006 compared to 214.30% at December 31, 2005. Our ratio of the allowance for loan losses to net loans was 1.08% and 1.09% at September 30, 2006 and December 31, 2005, respectively.

        Premises and Equipment. Premises and equipment increased $257,000, or 0.7%, to $39.8 million at September 30, 2006 compared to $39.5 million at December 31, 2005. The increase was attributable to $3.9 million in asset additions which were partially offset by depreciation and amortization expense of $2.8 million for the nine months ended September 30, 2006. Significant additions during the nine months ended September 30, 2006 included new, full-service banking facilities opened in Omaha and Hastings, Nebraska.

        FHLBank Topeka Stock. FHLBank Topeka (“FHLBank”) stock totaled $61.1 million at September 30, 2006, an increase of $2.6 million, or 4.4%, compared to $58.5 million at December 31, 2005. The increase is attributable to FHLBank stock dividends received during the nine months ended September 30, 2006.

        Goodwill and Other Intangible Assets. Goodwill totaled $42.2 million at September 30, 2006 and $42.3 million at December 31, 2005 and relates to the 2004 acquisition of United Nebraska Financial Co. (“UNFC”). The decrease in goodwill at September 30, 2006 was the result of a relized tax benefit associated with the UNFC acquisition. Other intangible assets totaled $8.8 million at September 30, 2006, a decrease of $1.2 million, or 12.2%, compared to $10.0 million at December 31, 2005 and relates to the core deposit intangible assets recorded as a result of the UNFC acquisition and the Marine Bank transaction. The decrease was attributable to $1.3 million in amortization partially offset by a $102,000 core deposit intangible asset recorded in conjunction with the Marine Bank transaction.

        Other Assets. Other assets increased $6.0 million, or 21.1%, to $34.5 million at September 30, 2006 compared to $28.5 million at December 31, 2005. At September 30, 2006, the largest item recorded in other assets was net mortgage servicing assets of $12.4 million. The remainder consisted of prepaid expenses, miscellaneous receivables and other assets.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $3.0 billion at September 30, 2006, an increase of $92.4 million, or 3.2%, compared to $2.9 billion at December 31, 2005. We utilized FHLBank advances to fund lending activities during the nine months ended September 30, 2006.

        Deposits. Deposits declined $34.3 million, or 1.7%, to $2.0 billion at September 30, 2006.

(Dollars in thousands)	September 30, 2006	December 31, 2005	Increase (Decrease)	% Change
Noninterest-bearing checking	$128,286	$138,578	$(10,292)	(7.43)%
Savings	47,907	57,037	(9,130)	(16.01)
Interest-bearing checking	343,705	398,094	(54,389)	(13.66)
Money market	396,307	338,518	57,789	17.07
Time deposits	1,074,693	1,028,128	46,565	4.53

Total retail deposits	1,990,898	1,960,355	30,543	1.56
Brokered time deposits	13,154	77,964	(64,810)	(83.13)

Total deposits	$2,004,052	$2,038,319	$(34,267)	(1.68)%

        The decline in deposits was primarily attributable to $64.8 million of brokered time deposits which matured during the nine months ended September 30, 2006 partially offset by a $22.4 million increase in retail generated deposits and $8.1 million of deposits acquired in the Marine Bank transaction. Our brokered time deposits totaled $13.2 million at September 30, 2006 compared to $78.0 million at December 31, 2005. The weighted average inerest rate of our time deposits was 4.56% at September 30, 2006 compared to 3.52% at December 31, 2005. Our transaction accounts (checking, savings and money market) totaled $916.2 million at September 30, 2006, a decrease of $16.0 million, or 1.7%, compared to $932.2 million at December 31, 2005. The weighted average interest rate of our transaction accounts was 1.74% at September 30, 2006 compared to 1.35% at December 31, 2005. The increase in our money market accounts and time deposits is primarily the result of customers migrating to these accounts from lower-costing deposit accounts due to a rising interest rate environment.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $948.2 million at September 30, 2006, an increase of $133.3 million, or 16.4%, compared to $814.9 million at December 31, 2005. The increase in FHLBank advances and other borrowings at September 30, 2006 was primarily attributable to borrowing an additional $390.0 million of advances from the FHLBank and an outstanding balance on our FHLBank line of credit of $42.0 million at September 30, 2006 partially offset by the repayment of $300.2 million of FHLBank advances. We utilized FHLBank advances as our primary funding source for loan origination and purchase activity during the nine months ended September 30, 2006. The weighted average interest rate on our FHLBank advances and other borrowings was 4.39% at September 30, 2006, an increase of 62 basis points compared to 3.77% at December 31, 2005.

        Stockholders’ Equity. At September 30, 2006, stockholders’ equity totaled $345.1 million, an increase of $36.3 million, or 11.8%, compared to $308.9 million at December 31, 2005. The increase in stockholders’ equity primarily reflects net income of $30.4 million during the nine months ended September 30, 2006, $3.7 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”), $2.2 million related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”) and $1.3 million related to amortization of stock options under the 2003 Stock Option Plan (“SOP”). These increases were partially offset by $3.3 million in cash dividends paid to our stockholders. We paid cash dividends of $0.06 per common share on March 31, 2006 to shareholders of record on March 15, 2006 and $0.07 per common share on June 30, 2006 and September 29, 2006 to shareholders of record on June 15, 2006 and September 15, 2006.

        On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to 1,828,581 shares of our outstanding common stock. There is no stated expiration date for this authorization. We repurchased 21,724 shares of our outstanding common stock to support employee benefit programs during the nine months ended September 30, 2006. After accounting for earlier repurchases, at September 30, 2006, the total remaining common stock repurchase authority was 1,658,319 shares. For further discussion regarding our common stock repurchases, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2006 and 2005

        Net Income. Net income for the three months ended September 30, 2006 was $11.5 million, or $0.67 per diluted share ($0.70 per basic share), compared to net income of $8.6 million, or $0.51 per diluted share ($0.53 per basic share), for the three months ended September 30, 2005. Net income for the nine months ended September 30, 2006 was $30.4 million, or $1.78 per diluted share ($1.85 per basic share), compared to net income of $23.3 million, or $1.40 per diluted share ($1.44 per basic share), for the nine months ended September 30, 2005.

        Net Interest Income. Net interest income is the most significant component of our earnings and consists of interest income on interest-earning assets offset by interest expense on interest-bearing liabilities. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume relates to the level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and mix of interest-earning assets and interest-bearing liabilities. Net interest income before provision for loan losses totaled $34.1 million for the three months ended September 30, 2006, an increase of $7.4 million, or 27.9%, compared to $26.7 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, our net interest income totaled $94.7 million, an increase of $17.9 million, or 23.4%, compared to $76.7 million for the nine months ended September 30, 2005. The increase in net interest income was attributable to a continued increase in the average yield on our net loan portfolio supplemented by a $2.7 million prepayment fee collected on a commercial real estate loan during the three months ended September 30, 2006.

        Our average interest rate spread for the three months ended September 30, 2006 and 2005 was 4.03% and 3.29%, respectively. The increase in our average interest rate spread was attributable to the increase in the yield earned on our interest-earning assets, primarily our net loan portfolio, being greater than the increase in our average rate paid on interest-bearing liabilities. The average yield on interest-earning assets was 7.73% for the three months ended September 30, 2006, a 159 basis point increase compared to 6.14% for the three months ended September 30, 2005. The average yield on interest-earning assets was 7.17% for the nine months ended September 30, 2006, a 127 basis point increase compared to 5.90% for the nine months ended September 30, 2005. The increase in the average yield earned on interest-earning assets was primarily related to an increase in the average yield earned on loans receivable. Our average yield earned on loans receivable for the three months ended September 30, 2006 and 2005 was 7.90% and 6.29%, respectively. Our average yield earned on loans receivable for the nine months ended September 30, 2006 and 2005 was 7.32% and 6.04%, respectively. This increase was primarily the result of our lending strategy to focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Our average rate paid on interest bearing liabilities was 3.70% for the three months ended September 30, 2006, an increase of 85 basis points compared to 2.85% for the three months ended September 30, 2005. Our average rate paid on interest bearing liabilities was 3.39% for the nine months ended September 30, 2006, an increase of 78 basis points compared to 2.61% for the nine months ended September 30, 2005.

        Our net interest margin (net interest income (annualized) divided by average interest-earning assets) increased to 4.40% for the three months ended September 30, 2006 compared to 3.55% for the three months ended September 30, 2005. Our net interest margin was 4.11% for the nine months ended September 30, 2006 compared to 3.52% for the nine months ended September 30, 2005. The increase in our net interest margin for the three and nine month periods ended September 30, 2006 was primarily the result of increases in the average yield earned and average balance of loans receivable. The average balance of our total interest-earning assets was $3.1 billion for the three months ended September 30, 2006, an increase of $94.7 million, or 3.1%, compared to $3.0 billion for the three months ended September 30, 2005. The average balance of our total interest-earning assets was $3.1 billion for the nine months ended September 30, 2006, an increase of $165.7 million, or 5.7%, compared to $2.9 billion for the nine months ended September 30, 2005. We anticipate that average interest rate spread and net interest margin compression may occur during the remainder of 2006 due to increased deposit interest costs and refinancing of our FHLBank advances and other borrowings resulting from a rising interest rate environment.

        Excluding the receipt of the $2.7 million loan prepayment fee, our average interest rate spread would have been 3.69% and 3.67%, respectively, for the three and nine months ended September 30, 2006. Our net interest margin would have been 4.06% and 4.00%, respectively, for the three and nine months ended September 30, 2006 after excluding the loan prepayment fee.

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

	Three Months Ended September 30,
	2006			2005
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$196	$3	5.22%	$--	$--	-%
Investment securities (1)	173,854	2,270	5.22	170,991	1,766	4.13
Mortgage-backed securities (1)	15,216	154	4.05	25,790	235	3.64
Loans receivable (2)	2,915,168	57,562	7.90	2,813,000	44,208	6.29

Total interest-earning assets	3,104,434	59,989	7.73%	3,009,781	46,209	6.14%
Noninterest-earning assets	205,375			193,769

Total assets	$3,309,809			$3,203,550

Interest-bearing liabilities:
Interest-bearing checking accounts	$348,943	$1,024	1.17%	$367,277	$680	0.74%
Savings accounts	50,167	62	0.49	65,710	96	0.58
Money market accounts	404,707	2,997	2.96	317,998	1,333	1.68
Time deposits	1,075,525	11,531	4.29	1,069,554	8,800	3.29

Total interest-bearing deposits	1,879,342	15,614	3.32	1,820,539	10,909	2.40
FHLBank Topeka advances and
other borrowings	918,183	10,234	4.46	916,955	8,604	3.75

Total interest-bearing liabilities	2,797,525	25,848	3.70%	2,737,494	19,513	2.85%
Noninterest-bearing accounts	118,654			110,838
Other liabilities	57,393			61,252

Total liabilities	2,973,572			2,909,584
Stockholders’ equity	336,237			293,966

Total liabilities and stockholders’ equity	$3,309,809			$3,203,550

Net interest-earning assets	$306,909			$272,287
Net interest income; average
interest rate spread		$34,141	4.03%		$26,696	3.29%
Net interest margin (3)			4.40%			3.55%
Average interest-earning assets to average
interest-bearing liabilities			110.97%			109.95%

(1) Includes securities available for sale and held to maturity. Investment securities also include FHLBank Topeka stock.
(2) Includes nonperforming loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.
(3) Equals net interest income (annualized) divided by average interest-earning assets.

	Nine Months Ended September 30,
	2006			2005
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$2,425	$79	4.34%	$--	$--	-%
Investment securities (1)	165,612	6,083	4.90	175,096	5,303	4.04
Mortgage-backed securities (1)	17,139	518	4.03	30,114	828	3.67
Loans receivable (2)	2,883,940	158,333	7.32	2,698,221	122,303	6.04

Total interest-earning assets	3,069,116	165,013	7.17%	2,903,431	128,434	5.90%
Noninterest-earning assets	203,920			194,639

Total assets	$3,273,036			$3,098,070

Interest-bearing liabilities:
Interest-bearing checking accounts	$367,387	$3,151	1.14%	$385,612	$1,992	0.69%
Savings accounts	53,395	206	0.51	71,849	323	0.60
Money market accounts	395,792	8,194	2.76	314,424	3,510	1.49
Time deposits	1,075,444	31,472	3.90	1,049,236	23,915	3.04

Total interest-bearing deposits	1,892,018	43,023	3.03	1,821,121	29,740	2.18
FHLBank Topeka advances and
other borrowings	877,945	27,309	4.15	816,754	21,961	3.59

Total interest-bearing liabilities	2,769,963	70,332	3.39%	2,637,875	51,701	2.61%
Noninterest-bearing accounts	118,116			111,491
Other liabilities	59,974			62,099

Total liabilities	2,948,053			2,811,465
Stockholders’ equity	324,983			286,605

Total liabilities and stockholders’ equity	$3,273,036			$3,098,070

Net interest-earning assets	$299,153			$265,556
Net interest income; average
interest rate spread		$94,681	3.78%		$76,733	3.29%
Net interest margin (3)			4.11%			3.52%
Average interest-earning assets to average
interest-bearing liabilities			110.80%			110.07%

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

	Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005			Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Federal funds sold	$--	$3	$3	$--	$79	$79
Investment securities	474	30	504	1,436	(656)	780
Mortgage-backed securities	24	(105)	(81)	178	(488)	(310)
Loans receivable (1)	11,694	1,660	13,354	27,197	8,833	36,030

Total interest income	12,192	1,588	13,780	28,811	7,768	36,579

Interest expense:
Interest-bearing
checking accounts	379	(35)	344	1,394	(235)	1,159
Savings accounts	(13)	(21)	(34)	(43)	(74)	(117)
Money market accounts	1,226	438	1,664	3,593	1,091	4,684
Time deposits	2,682	49	2,731	6,944	613	7,557

Total interest expense
on deposits	4,274	431	4,705	11,888	1,395	13,283
FHLBank Topeka advances and
other borrowings	1,618	12	1,630	3,613	1,735	5,348

Total interest expense	5,892	443	6,335	15,501	3,130	18,631

Net change in net interest income	$6,300	$1,145	$7,445	$13,310	$4,638	$17,948

(1) Calculated net of unamortized premiums, discounts and deferred fees, undisbursed portion of construction and land development loans in process and allowance for loan losses.

        Interest Income. Our total interest income for the three months ended September 30, 2006 was $60.0 million, an increase of $13.8 million, or 29.8%, compared to $46.2 million for the three months ended September 30, 2005. Interest income on loans receivable totaled $57.6 million for the three months ended September 30, 2006, an increase of $13.4 million, or 30.2%, compared to $44.2 million for the three months ended September 30, 2005. The average balance of loans receivable increased $102.2 million, or 3.6%, to $2.9 billion for the three months ended September 30, 2006 compared to $2.8 billion for the three months ended September 30, 2005. The average yield earned on loans receivable increased to 7.90% for the three months ended September 30, 2006 compared to 6.29% for the three months ended September 30, 2005.

        For the nine months ended September 30, 2006 our total interest income was $165.0 million, an increase of $36.6 million, or 28.5%, compared to $128.4 million for the nine months ended September 30, 2005. Interest income on loans receivable totaled $158.3 million for the nine months ended September 30, 2006, an increase of $36.0 million, or 29.5%, compared to $122.3 million for the nine months ended September 30, 2005. The average balance of loans receivable totaled $2.9 billion for the nine months ended September 30, 2006, an increase of $185.7 million, or 6.9%, compared to $2.7 billion for the nine months ended September 30, 2005. The average yield earned on the loan portfolio was 7.32% and 6.04% for the nine months ended September 30, 2006 and 2005, respectively.

        The increase in total interest income for the three and nine month periods ended September 30, 2006 was primarily attributable to an increase in interest income on loans receivable. The increase in interest income on loans receivable was primarily attributable to an increase in the average yield earned. The increase in the average yield earned and average balance of loans receivable was primarily the result of our lending strategy to focus on and sustain our holdings of loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity.

        Interest Expense. Our total interest expense for the three months ended September 30, 2006 was $25.8 million, an increase of $6.3 million, or 32.5%, compared to $19.5 million for the three months ended September 30, 2005. Interest expense on deposits totaled $15.6 million for the three months ended September 30, 2006, an increase of $4.7 million, or 43.1%, compared to $10.9 million for the three months ended September 30, 2005. Interest expense on FHLBank advances and other borrowings increased $1.6 million, or 18.9%, to $10.2 million for the three months ended September 30, 2006 compared to $8.6 million for the three months ended September 30, 2005. The average rate paid on interest-bearing deposits was 3.32% and 2.40% for the three months ended September 30, 2006 and 2005, respectively. The average rate paid on FHLBank advances and other borrowings increased to 4.46% for the three months ended September 30, 2006 compared to 3.75% for the three months ended September 30, 2005. Additionally, the average balance of our interest-bearing liabilities totaled $2.8 billion for the three months ended September 30, 2006, an increase of $60.0 million, or 2.2%, compared to $2.7 billion for the three months ended September 30, 2005. The average balance of our interest-bearing deposits increased $58.8 million, or 3.2%, to $1.9 billion for the three months ended September 30, 2006 compared to $1.8 billion for the three months ended September 30, 2005. The average balance of our FHLBank advances and other borrowings totaled $918.2 million for the three months ended September 30, 2006, an increase of $1.2 million, or 0.1%, compared to $917.0 million for the three months ended September 30, 2005.

        Our total interest expense for the nine months ended September 30, 2006 was $70.3 million, an increase of $18.6 million, or 36.0%, compared to $51.7 million for the nine months ended September 30, 2005. Interest expense on deposits totaled $43.0 million for the nine months ended September 30, 2006, an increase of $13.3 million, or 44.7%, compared to $29.7 million for the nine months ended September 30, 2005. Interest expense on FHLBank advances and other borrowings increased $5.3 million, or 24.4%, to $27.3 million for the nine months ended September 30, 2006 compared to $22.0 million for the nine months ended September 30, 2005. The average rate paid on interest-bearing deposits was 3.03% and 2.18% for the nine months ended September 30, 2006 and 2005, respectively. The average rate paid on FHLBank advances and other borrowings increased to 4.15% for the nine months ended September 30, 2006 compared to 3.59% for the nine months ended September 30, 2005. Additionally, the average balance of our interest-bearing liabilities totaled $2.8 billion for the nine months ended September 30, 2006, an increase of $132.1 million, or 5.0%, compared to $2.6 billion for the nine months ended September 30, 2005. The average balance of our interest-bearing deposits increased $70.9 million, or 3.9%, to $1.9 billion for the nine months ended September 30, 2006 compared to $1.8 billion for the nine months ended September 30, 2005. The average balance of our FHLBank advances and other borrowings totaled $877.9 million for the nine months ended September 30, 2006, an increase of $61.2 million, or 7.5%, compared to $816.8 million for the nine months ended September 30, 2005.

        The increase in interest expense was attributable to an increase in the average rate paid on interest-bearing liabilities. This increase was primarily the result of a series of interest rate increases set by the Federal Reserve Board throughout 2005 and 2006 that has affected the rate we pay on interest bearing deposits and borrowings.

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

        We made a provision for loan losses of $1.1 million for the three months ended September 30, 2006 compared to $1.7 million for the three months ended September 30, 2005, a decrease of $543,000, or 32.1%. The decrease in our provision for loan losses during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily attributable to a decline in the outstanding balance of our residential construction loan portfolio. For the nine months ended September 30, 2006 our provision for loan losses totaled $4.3 million, a decrease of $112,000, or 2.5%, compared to $4.4 million for the nine months ended September 30, 2005. At September 30, 2006 our nonperforming loans totaled $19.9 million, or 0.67% of net loans, compared to $14.4 million, or 0.51% of net loans, at December 31, 2005. The increase in nonperforming loans and assets related primarily to increases of $8.2 million in nonperforming residential construction loans, $2.5 million in real estate owned and $2.1 million in nonperforming business loans partially offset by a $5.2 million decline in nonperforming multi-family residential loans. Our focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity also subjects us to a potentially higher degree of credit risk. Our loan delinquency rate (30 or more days delinquent) at September 30, 2006 as a percentage of total loans was 1.72% compared to 1.09% at December 31, 2005. We anticipate that the level of loan delinquencies may continue to increase for the foreseeable future. During the three months ended September 30, 2006 and 2005, we charged-off, net of recoveries, $948,000 and $591,000, respectively. For the nine months ended September 30, 2006 and 2005, we charged-off, net of recoveries, $2.8 million and $1.8 million, respectively. Charge-offs during the nine months ended September 30, 2006 consisted primarily of one commercial real estate and land loan and 10 business loans combined with consumer-related loans. At September 30, 2006 and December 31, 2005, our allowance for loan losses amounted to 1.08% and 1.09%, respectively, of net loans.

        Noninterest Income. Noninterest income for the three months ended September 30, 2006 was $6.9 million, an increase of $325,000, or 4.9%, compared to $6.6 million for the three months ended September 30, 2005.

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2006	2005	(Decrease)	% Change
Deposit account fees and service charges	$3,933	$3,763	$170	4.52%
Debit card fees	702	543	159	29.28
Lending fees and service charges	796	794	2	0.25
Mortgage servicing rights valuation adjustments	--	74	(74)	(100.00)
Commissions and management fee income	856	660	196	29.70
Income (loss) from real estate operations, net	(55)	14	(69)	(492.86)
Net gain (loss) on sales of:
Investment securities	--	1	(1)	(100.00)
Loans held for sale	396	552	(156)	(28.26)
Real estate owned	(2)	(1)	(1)	100.00
Other operating income	303	204	99	48.53

Total noninterest income	$6,929	$6,604	$325	4.92%

        Noninterest income for the nine months ended September 30, 2006 was $20.5 million, an increase of $1.6 million, or 8.5%, compared to $18.9 million for the nine months ended September 30, 2005.

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2006	2005	(Decrease)	% Change
Deposit account fees and service charges	$11,082	$10,077	$1,005	9.97%
Debit card fees	2,003	1,531	472	30.83
Lending fees and service charges	2,480	2,371	109	4.60
Mortgage servicing rights valuation adjustments	--	71	(71)	(100.00)
Commissions and management fee income	2,706	2,787	(81)	(2.91)
Income (loss) from real estate operations, net	(120)	6	(126)	(2,100.00)
Net gain (loss) on sales of:
Investment securities	21	14	7	50.00
Loans held for sale	1,566	1,525	41	2.69
Real estate owned	(66)	49	(115)	(234.69)
Other operating income	858	486	372	76.54

Total noninterest income	$20,530	$18,917	$1,613	8.53%

        Growth in noninterest income during the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was primarily attributable to the increase in deposit account and debit card fees. The increase in deposit account and debit card fees was largely due to an increase in the number of transaction accounts. There were no other significant changes within noninterest income during the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005.

        Noninterest Expense. Our noninterest expense increased by $3.2 million, or 17.6%, to $21.1 million for the three months ended September 30, 2006 compared to $18.0 million for the three months ended September 30, 2005.

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2006	2005	(Decrease)	% Change
Employee compensation	$8,170	$7,150	$1,020	14.27%
Employee benefits	1,395	1,067	328	30.74
Payroll taxes	583	508	75	14.76
Management Recognition and Retention Plan	726	718	8	1.11
Employee Stock Ownership Plan	1,232	1,014	218	21.50
2003 Stock Option Plan	420	--	420	100.00
Occupancy, net	2,311	2,186	125	5.72
Data processing	547	517	30	5.80
Advertising	1,177	944	233	24.68
Core deposit intangible asset amortization	442	459	(17)	(3.70)
Professional services	272	511	(239)	(46.77)
Other	3,836	2,877	959	33.33

Total noninterest expense	$21,111	$17,951	$3,160	17.60%

        Our noninterest expense increased by $7.8 million, or 14.5%, to $61.4 million for the nine months ended September 30, 2006 compared to $53.7 million for the nine months ended September 30, 2005.

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2006	2005	(Decrease)	% Change
Employee compensation	$23,304	$20,943	$2,361	11.27%
Employee benefits	4,036	3,203	833	26.01
Payroll taxes	2,079	1,750	329	18.80
Management Recognition and Retention Plan	2,178	2,155	23	1.07
Employee Stock Ownership Plan	3,611	2,810	801	28.51
2003 Stock Option Plan	1,261	--	1,261	100.00
Occupancy, net	6,685	6,312	373	5.91
Data processing	1,648	1,510	138	9.14
Advertising	3,638	3,152	486	15.42
Core deposit intangible asset amortization	1,329	1,394	(65)	(4.66)
Professional services	608	1,279	(671)	(52.46)
Other	11,071	9,179	1,892	20.61

Total noninterest expense	$61,448	$53,687	$7,761	14.46%

        The increase in noninterest expense during the three and nine months periods ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was primarily attributable to increases in employee compensation, employee benefits and payroll taxes. The increase in employee compensation, employee benefits and payroll taxes resulted from continued personnel growth and annual salary increases as well as charges related to the expensing of employee stock options. At September 30, 2006 we had 832 full-time equivalent employees compared to 755 full-time equivalent employees at September 30, 2005. In accordance with SFAS No. 123(R), Share-Based Payment, we began expensing stock options on January 1, 2006 using the modified-prospective application method. Included in other noninterest expense for the three and nine months ended September 30, 2006 is $596,000 related to the preparation and trial of the damage portion of the goodwill claims we have pursued against the United States as disclosed in our December 31, 2005 Annual Report on Form 10-K. The increase in noninterest expense for the three and nine months ended September 30, 2006 was partially offset by a reduction in professional service fees related to the integration of the UNFC acquisition and the implementation of Sarbanes-Oxley compliance in 2005.

        Income Tax Expense. Our income tax expense increased by $2.2 million, or 43.2%, to $7.3 million for the three months ended September 30, 2006 compared to $5.1 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, our income tax expense totaled $19.0 million, an increase of $4.8 million, or 34.0%, compared to $14.2 million for the nine months ended September 30, 2005. The increase in income tax expense for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was primarily due to an increase in net income. The effective income tax rate for the three months ended September 30, 2006 was 38.8% compared to 37.3% for the three months ended September 30, 2005. Our effective income tax rate for the nine months ended September 30, 2006 was 38.5% compared to 37.8% for the nine months ended September 30, 2005.

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

        Deposits, particularly core deposits, provide a more preferable source of funding than FHLBank advances and other borrowings. However, to the extent that competitive or market factors do not allow us to meet our funding needs with deposits alone, FHLBank advances and other borrowings provide a readily available alternative source of liquidity. Deposits decreased $34.3 million, or 1.7%, to $2.0 billion at September 30, 2006 compared to December 31, 2005. At September 30, 2006, we had time deposits maturing within the next 12 months amounting to $914.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be renewed with us.

        In addition to cash flows generated by loan and securities payments and prepayments, we have additional borrowing capacity to fund our asset growth. We continue to utilize borrowings as a cost efficient addition to deposits as a source of funds. The average balance of our FHLBank advances and other borrowings was $877.9 million for the nine months ended September 30, 2006 compared to $834.6 million for the year ended December 31, 2005 and $816.8 million for the nine months ended September 30, 2005. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to blanket collateral agreements with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for our FHLBank advances.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2006, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at September 30, 2006	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
FHLBank Topeka advances
and other borrowings	$948,217	$85,529	$80,400	$40,000	$742,288
Recourse obligations on assets	16,889	16,889	--	--	--
Annual rental commitments under non-
cancellable operating leases	4,272	984	1,491	590	1,207

Total contractual obligations	969,378	103,402	81,891	40,590	743,495

Lending commitments:
Commitments to originate loans	$185,262	$185,262	$--	$--	$--
Commitments to sell loans	(42,271)	(42,271)	--	--	--
Commitments to purchase loans	38,391	38,391	--	--	--
Undisbursed portion of construction and
land development loans in process	638,319	364,282	274,037	--	--
Standby letters of credit	1,960	1,960	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	358,202	358,202	--	--	--
Business loans	224,237	224,237	--	--	--
Consumer loans	134,465	134,465	--	--	--

Total lending commitments and
unused lines of credit	1,538,565	1,264,528	274,037	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$2,507,943	$1,367,930	$355,928	$40,590	$743,495

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At September 30, 2006, the maximum total dollar amount of such recourse was approximately $16.9 million. Based on historical experience, at September 30, 2006, we had established a liability of $743,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, special purpose entities.

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

        Quantitative measures that have been established by regulation to ensure capital adequacy require that we maintain minimum capital amounts and ratios (set forth in the following table). Our primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that we maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. As of September 30, 2006, we exceed all capital requirements to which we are subject.

        As of September 30, 2006 and December 31, 2005, the most recent notifications from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that we believe have changed the Bank’s category. The actual capital amounts and ratios as of September 30, 2006 and December 31, 2005 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Total risk-based capital
(to risk-weighted assets)	$345,632	11.7%	$236,797	8.0%	$295,996	10.0%
Tier 1 capital (to adjusted
tangible assets)	313,273	9.5	131,973	4.0	164,966	5.0
Tangible capital (to
tangible assets)	313,273	9.5	49,490	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	313,273	10.6	118,398	4.0	177,598	6.0
As of December 31, 2005:
Total risk-based capital
(to risk-weighted assets)	$302,822	11.0%	$220,252	8.0%	$275,315	10.0%
Tier 1 capital (to adjusted
tangible assets)	271,952	8.6	126,695	4.0	158,369	5.0
Tangible capital (to
tangible assets)	271,952	8.6	47,511	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	271,952	9.9	110,126	4.0	165,189	6.0

Selected Financial Data

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
(Dollars in thousands except per share data)	2006	2005	2006	2005
Selected Statement of Income Data:
Total interest income	$59,989	$46,209	$165,013	$128,434
Total interest expense	25,848	19,513	70,332	51,701

Net interest income	34,141	26,696	94,681	76,733
Provision for loan losses	1,148	1,691	4,290	4,402

Net interest income after provision
for loan losses	32,993	25,005	90,391	72,331

Total noninterest income	6,929	6,604	20,530	18,917
Total noninterest expense	21,111	17,951	61,448	53,687

Income before income taxes	18,811	13,658	49,473	37,561
Income tax expense	7,294	5,095	19,047	14,212

Net income	$11,517	$8,563	$30,426	$23,349

Net income per common share, basic	$0.70	$0.53	$1.85	$1.44
Net income per common share, diluted	$0.67	$0.51	$1.78	$1.40
Dividends declared per common share	$0.07	$0.06	$0.20	$0.17

Selected Financial Condition Data:
Total assets	$3,350,986	$3,246,300	$3,350,986	$3,246,300
Cash and cash equivalents	61,350	62,313	61,350	62,313
Investment securities	114,728	111,420	114,728	111,420
Mortgage-backed securities	14,217	23,003	14,217	23,003
Net loans after allowance for loan losses	2,951,268	2,856,440	2,951,268	2,856,440
Deposits	2,004,052	1,933,456	2,004,052	1,933,456
FHLBank Topeka advances and
other borrowings	948,217	956,177	948,217	956,177
Stockholders’ equity	345,149	298,557	345,149	298,557

Selected Operating Ratios:
Average yield on interest-earning assets	7.73%	6.14%	7.17%	5.90%
Average rate on interest-bearing liabilities	3.70%	2.85%	3.39%	2.61%
Average interest rate spread (1)	4.03%	3.29%	3.78%	3.29%
Net interest margin (1)	4.40%	3.55%	4.11%	3.52%
Average interest-earning assets to
average interest-bearing liabilities	110.97%	109.95%	110.80%	110.07%
Net interest income after provision for
loan losses to noninterest expense	156.28%	139.30%	147.10%	134.73%
Total noninterest expense to average assets	2.55%	2.24%	2.50%	2.31%
Efficiency ratio (2)	50.33%	52.53%	52.18%	54.67%
Return on average assets	1.39%	1.07%	1.24%	1.00%
Return on average equity	13.70%	11.65%	12.48%	10.86%
Average equity to average assets	10.16%	9.18%	9.93%	9.25%
Return on tangible equity (3)	15.98%	13.98%	14.66%	13.12%

(1) Excluding the receipt of the $2.7 million loan prepayment fee, our average interest rate spread would have been 3.69%
    and 3.67% for the three and nine months ended September 30, 2006. Our net interest margin would have been
    4.06% and 4.00% for the three and nine months ended September 2006 after excluding the loan prepayment fee.
(2) Efficiency ratio is calculated as total noninterest expense, less amortization expense of intangible assets, as a percentage of the sum of net interest income and noninterest income.
(3) Return on tangible equity is calculated as annualized net income as a percentage of average stockholders' equity djusted for goodwill and other intangible assets.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4 – Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings.

        Except litigation relating to certain goodwill claims against the United States (“U.S.”) described below, there have been no substantive changes with respect to legal proceedings during the nine months ended September 30, 2006. Disclosures regarding legal proceedings are incorporated by reference to Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005.

        On May 22, 2006, a nine-day trial commenced in the United States Court of Federal Claims (“Court”) to address our damage claim against the U.S. for breach of contract caused by the federal government’s enactment of the Financial Institution Reform, Recovery and Enforcement Act of 1989.

        On October 31, 2006, the Court issued an opinion awarding $4.5 million to the Bank in connection with its damage claims against the U.S. This recent opinion by the Court is not final and both parties retain the right to appeal. Until the appellate process is completed or the judgment otherwise becomes final, there can be no assurance as to the amount or timing of the ultimate recovery.

Item 1A – Risk Factors.

        There were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

        The following table details the Company’s purchases of common stock during the three months ended September 30, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
July 2006
Beginning Date - July 1, 2006
Ending Date - July 31, 2006	--	$--	--	1,667,064
August 2006
Beginning Date - August 1, 2006
Ending Date - August 31, 2006	8,745	34.30	--	1,658,319
September 2006
Beginning Date - September 1, 2006
Ending Date - September 30, 2006	--	--	--	1,658,319

Total shares purchased during the three
months ended September 30,2006	8,745	$34.30

* Information related to our publicly announced plan authorizing purchases of common stock during the three months ended September 30, 2006, is as follows:

Date Purchase Plan Announced	Number of Shares Approved for Purchase	Expiration Date of Purchase Plan
July 27, 2004	1,828,581	No stated expiration date

Item 3 – Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 – Submission of Matters to a Vote of Security Holders.

There are no matters required to be reported under this item.

Item 5 – Other Information.

There are no matters required to be reported under this item.

Item 6 – Exhibits.

The exhibits filed or incorporated as part of this Form 10-Q are specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIERONE CORPORATION
Date: November 2, 2006	By: /s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: November 2, 2006	By: /s/ Eugene B. Witkowicz
Eugene B. Witkowicz
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

No.	Exhibits

10.1	Amended and Restated Employment Agreement between TierOne Bank and Gilbert G. Lundstrom (Incorporated by reference from Exhibit 10.1 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.2	Amended and Restated Employment Agreement between TierOne Bank and James A. Laphen (Incorporated by reference from Exhibit 10.2 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.3	Amended and Restated Employment Agreement between TierOne Corporation and Gilbert G. Lundstrom (Incorporated by reference from Exhibit 10.3 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.4	Amended and Restated Employment Agreement between TierOne Corporation and James A. Laphen (Incorporated by reference from Exhibit 10.4 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.5	Form of Amended and Restated Three-Year Change in Control Agreement among TierOne Bank, TierOne Corporation and certain executive officers (Incorporated by reference from Exhibit 10.5 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.6	Form of Amended and Restated Two-Year Change in Control Agreement among TierOne Bank, TierOne Corporation and certain executive officers and non-executive officers (Incorporated by reference from Exhibit 10.6 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.7	TierOne Bank Amended and Restated Employee Severance Plan (Incorporated by reference from Exhibit 10.7 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.8	Amended and Restated 1993 Supplemental Retirement Plan Agreement between TierOne Bank and Gilbert G. Lundstrom (Incorporated by reference from Exhibit 10.8 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.9	Amended and Restated Supplemental Executive Retirement Plan for the TierOne Bank Savings Plan (Incorporated by reference from Exhibit 10.9 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.10	Amended and Restated Supplemental Executive Retirement Plan for the TierOne Corporation Employee Stock Ownership Plan (Incorporated by reference from Exhibit 10.10 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.11	TierOne Bank Amended and Restated Deferred Compensation Plan (Incorporated by reference from Exhibit 10.11 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.12	TierOne Bank Fourth Amended and Restated Consultation Plan for Directors (Incorporated by reference from Exhibit 10.12 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.13	TierOne Corporation Amended and Restated 2003 Stock Option Plan (Incorporated by reference from Exhibit 10.13 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.14	TierOne Corporation Amended and Restated 2003 Recognition and Retention Plan and Trust Agreement (Incorporated by reference from Exhibit 10.14 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
10.15	Form of Trust Agreement for Deferred Compensation and Supplemental Retirement Plans of TierOne Corporation and TierOne Bank (Incorporated by reference from Exhibit 10.15 of TierOne Corporation’s Form 8-K filed on August 2, 2006)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002