Form 10-K
period 2006-12-31
TIERONE CORP
filed 2007-03-12
CIK 1170605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission File Number: 005-78774

TierOne Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	04-3638672
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification Number)

Registrant’s Address of Principal Executive Offices: 1235 N Street, Lincoln, Nebraska 68508
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $612,915,166 as of June 30, 2006. As of March 6, 2007, there were 18,057,813 issued and outstanding shares of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held May 15, 2007 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

TierOne Corporation

Form 10-K Index

Part I.	Page

Part II.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	115
Item 11.	Executive Compensation	115
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	115
Item 13.	Certain Relationships, Related Transactions and Director Independence	116
Item 14.	Principal Accountant Fees and Services	116

Part IV.

Item 15.	Exhibits and Financial Statement Schedules	117
Signatures		118

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Statements contained in this Annual Report on Form 10-K and the accompanying 2006 Annual Report which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. In addition to the risk factors described in Item 1A. of this Annual Report on Form 10-K, factors that could result in material variations include, but are not limited to:

•	Strength of the United States economy in general and the strength of the local economies in which we conduct our operations;

•	Changes in interest rates or other competitive factors which could affect net interest margins, net interest income and noninterest income;

•	Changes in deposit flows, and in the demand for deposits, loans, investment products and other financial services in the markets we serve;

•	Changes in the quality or composition of our loan portfolios;

•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolios;

•	Borrower bankruptcies, claims and assessments;

•	Unanticipated issues associated with the execution of our strategic plan, including issues associated with the growth of a more diversified loan portfolio;

•	Our timely development of new lines of business and competitive products or services within our existing lines of business in a changing environment, and the acceptance of such products or services by our customers;

•	Any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit operations, lending or other systems;

•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;

•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	Changes in accounting policies or procedures as may be required by various regulatory agencies;

•	Changes in consumer spending and saving habits; and

•	Other factors discussed in documents we may file with the Securities and Exchange Commission from time to time.

        These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation, and disclaim any obligation, to update information contained in this Annual Report on Form 10-K and the accompanying 2006 Annual Report, including these forward-looking statements, to reflect events or circumstances that occur after the date of the filing of this Annual Report on Form 10-K and the accompanying 2006 Annual Report.

Part I

        As used in this report, unless the context otherwise requires, the terms “we,” “us,” or “our” refer to TierOne Corporation and its wholly owned subsidiary, TierOne Bank.

Item 1. Business

General

        TierOne Corporation (“Company”) is a Wisconsin corporation headquartered in Lincoln, Nebraska. TierOne Corporation is the holding company for TierOne Bank (“Bank”). The Bank has two wholly owned subsidiaries, TMS Corporation of the Americas (“TMS”) and United Farm & Ranch Management, Inc. (“UFARM”). TMS is the holding company of TierOne Investments and Insurance, Inc. (d/b/a TierOne Financial), a wholly owned subsidiary that administers the sale of securities and insurance products, and TierOne Reinsurance Company, a wholly owned subsidiary that reinsures credit life and disability insurance policies. UFARM provides agricultural customers with professional farm and ranch management and real estate brokerage services.

        The assets of the Company, on an unconsolidated basis, primarily consist of 100% of the Bank’s common stock. The Company has no significant independent source of income and therefore depends on cash distributions from the Bank to meet its funding requirements.

        Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, noninterest income, noninterest expense and income tax expense. Noninterest income generally includes fees and service charges, debit card fees, net income from real estate operations, net gain on sales of investment securities, loans held for sale and real estate owned and other operating income. Noninterest expense consists of salaries and employee benefits, occupancy, data processing, advertising and other operating expense. Our earnings are significantly affected by general economic and competitive conditions; particularly changes in market interest rates and U.S. Treasury yield curves, governmental policies and actions of regulatory authorities.

        On August 27, 2004, we acquired all of the issued and outstanding capital stock of United Nebraska Financial Co. (“UNFC”), the holding company of United Nebraska Bank (“UNB”), headquartered in Grand Island, Nebraska. The purchase price of this acquisition was approximately $97.3 million. UNB had assets in excess of $500 million and 16 banking offices located in Nebraska. On November 1, 2004, we acquired all non-Indiana residential construction loan production offices from First Indiana Bank of Indianapolis, Indiana. The acquisition included the purchase of $134.4 million of outstanding residential construction loans against forward commitments of $264.5 million and four loan production offices located in Phoenix, Arizona; Orlando, Florida; and Charlotte and Raleigh, North Carolina. On June 2, 2006, we completed the purchase of Marine Bank’s only banking office in Omaha Nebraska. We acquired $8.1 million of deposits as a result of this transaction. On December 15, 2006, we sold our Plainville and Stockton, Kansas bank offices to Stockton National Bank of Stockton, Kansas. As a result of this sale, we transferred $21.7 million of deposits to the purchaser and recorded a gain on sale of $1.0 million.

Market Area and Competition

        We are a regional community bank offering a variety of financial products and services to meet the needs of the customers we serve. Our deposit gathering is concentrated in the communities surrounding our 69 banking offices located in Nebraska, seven counties in southwest Iowa and one county in northern Kansas (“Primary Banking Market Area”). We compete for customers by emphasizing convenience and service, and by offering a full range of traditional and non-traditional products and services. We offer 24-hour ATM banking at 68 of our banking offices and currently offer 33 ATM banking locations at supermarkets, convenience stores and shopping malls.

        In addition to loans generated through our banking offices, our lending efforts have been expanded to include nine loan production offices located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina whose primary purpose is to originate commercial real estate and construction, land and land development and/or residential construction loans in their respective states.

        We face significant competition, both in generating loans as well as in attracting deposits. Our market area is highly competitive and we face direct competition from a significant number of financial service providers, many with a statewide or regional presence and, in some cases, a national presence. Many of these financial service providers are significantly larger and have greater financial resources. Our competition for loans comes principally from commercial banks, savings banks and associations, credit unions, mortgage brokers, mortgage-banking companies and insurance companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and associations and credit unions. In addition, we face increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, equity securities, mutual funds and annuities.

Available Information

        We are a public company and are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We maintain a website at www.tieronebank.com and make available, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after the reports have been electronically filed or furnished to the SEC. In addition, we provide our Code of Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter on our website. We are not including the information contained on or available through our website as a part of, nor are we incorporating such information by reference, into this Annual Report on Form 10-K.

Lending Activities

        General. We originate loans to customers located in Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina (“Primary Lending Market Area”). Our Primary Lending Market Area is comprised of states in which we have banking or loan production offices. We also purchase loans and loan participation interests from financial institutions, loan correspondents and mortgage brokers located throughout the United States. At December 31, 2006 and 2005, approximately 20.8% and 22.2%, respectively, of our total loan portfolio consisted of loans secured by properties located outside of our Primary Lending Market Area. In recent years, we have become a regional community bank by shifting our focus to multi-family residential, commercial real estate, land and land development, construction, agricultural, business, warehouse mortgage lines of credit and consumer lending. These loans typically have relatively higher yields, adjustable interest rates and/or shorter terms to maturities. Such loans, however, generally involve a higher degree of risk than financing one-to-four family residential loans because collateral is more difficult to appraise, the collateral may be difficult to obtain or liquidate following an uncured default and it can be difficult to predict the borrower’s ability to generate future cash flows.

        Loan Approval Procedures and Authority. General lending policies and procedures are established by our Asset/Liability Committee which is composed of the following officers of the Bank: Chief Executive Officer, Chief Operating Officer, Director of Lending, Director of Administration, Director of Retail Banking, Chief Financial Officer, Controller and Senior Financial Analysis Manager. Our Board of Directors reviews and approves lending policies and procedures established by the Asset/Liability Committee and recommended to the Board of Directors. Under policies approved by the Board of Directors, various officers or combinations of officers have loan approval authority, the specific amounts and requirements being set forth for each loan type. Generally, for loan amounts in excess of $10.0 million, approval of our Board of Directors is required.

        Loan Portfolio Composition. At December 31, 2006, our total loans receivable amounted to $3.7 billion. We have shifted the focus of our lending strategy to place an increased emphasis on multi-family residential, commercial real estate, land and land development, construction, agricultural, business, warehouse mortgage lines of credit and consumer lending. The types of loans that we may purchase and originate are subject to federal and state laws and regulations. The interest rates we charge on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the Federal Government, including the Board of Governors of the Federal Reserve System and legislative tax policies.

        Residential Mortgage Lending. One-to-four family residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers and from mortgage brokers. We also originate and/or purchase from correspondent lenders second mortgage loans in amounts up to 100% of the appraised value of the collateral with maturities of up to 30 years.

        We currently originate fixed-rate, one-to-four family residential mortgage loans generally with terms of up to 30 years. We sell substantially all newly originated fixed-rate, one-to-four family residential loans into the secondary market on a servicing retained basis which produces noninterest income in the form of net gains and losses on sales and loan servicing fees.

        We originate or purchase adjustable-rate, one-to-four family residential mortgage loans with terms of up to 30 years and interest rates which generally adjust one to seven years from the outset of the loan and thereafter annually for the duration of the loan. The interest rates for such adjustable-rate loans are normally tied to indices such as the U.S. Treasury CMT or LIBOR, plus a margin. Our adjustable-rate loans generally provide for periodic caps (generally not more than 2.0%) on the increase or decrease in the interest rate at any adjustment date. The maximum amount the rate can increase or decrease from the initial rate during the life of the loan is 5.0% — 6.0% over the start rate.

        The origination or purchase of adjustable-rate, one-to-four family residential mortgage loans helps reduce our exposure to interest rate risk. However, adjustable-rate loans generally pose risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

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

        Multi-Family Residential, Commercial Real Estate and Land and Land Development Lending. We offer multi-family residential, commercial real estate and land and land development loans for permanent financing collateralized by real property. These loans are generally used for business purposes such as apartment buildings, office and retail facilities and land being held for commercial and residential development. The properties securing these loans are generally located in our Primary Lending Market Area. At December 31, 2006, 67.5%, 83.1% and 96.3% of our multi-family residential, commercial real estate and land and land development loans, respectively, were located within our Primary Lending Market Area. We have increased our involvement in these lending categories as part of our strategy to increase our investment in loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. We increased our capacity to originate such loans during the past few years with the hiring of several experienced real estate lenders.

        Our underwriting procedures generally provide that multi-family residential, commercial real estate and land and land development loans may be made in amounts up to 80% of the value of the property if it is located within our Primary Lending Market Area and 75% of the value if it is outside our Primary Lending Market Area. Loans exceeding prescribed loan-to-value ratios must be reviewed by our Board of Directors and supported by documentation of the relevant factors justifying the deviation from policy.

        Loans secured by multi-family residential, commercial real estate and land and land development properties generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Payments on these loan types are often dependent on the successful operation or management of the properties. Repayment of such loans may be subject to adverse conditions in the real estate market or the economy and a concentration of loans in a geographic region may be subject to greater risk because of the potential for adverse economic conditions affecting that region. We seek to minimize these risks through our underwriting standards.

        Construction Lending. We offer residential construction loans for either pre-sold houses (a purchase contract has been signed) or speculative houses (properties for which no buyer yet exists). We originate most of our residential construction loans within our Primary Lending Market Area typically through direct contact with home builders. At December 31, 2006, approximately 82.0% of our residential construction loans were located in our Primary Lending Market Area. At December 31, 2006, approximately 57.1% of our residential construction loans were for pre-sold houses. During the years ended December 31, 2006 and 2005, we purchased $161.5 million and $589.5 million, respectively, of residential construction loans.

        We also originate commercial real estate construction loans as well as purchase participation interests in such loans. We provide commercial construction loans to real estate developers for the purpose of constructing a variety of commercial projects such as retail facilities, industrial buildings and warehouses. At December 31, 2006, 76.9% of our commercial construction loans were located in our Primary Lending Market Area.

        Commercial construction lending involves a higher degree of risk than one-to-four family residential lending, therefore, we closely monitor our concentration in such loans. We also seek a broad diversification of project types, borrowers and geographic areas to reduce the level of risk associated with this lending type.

        Our ability to originate both residential and commercial construction loans significantly increased during 2004, 2005 and 2006 with the acquisition or opening of loan production offices in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Additionally, we have, in recent years, hired several experienced real estate loan officers to increase our capabilities in both types of construction lending.

        Risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the property’s value when completed or developed compared to the projected cost (including interest) of construction and other assumptions, including the approximate time to build, sell or lease the properties. If the appraised collateral value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

        Agricultural Loans. Agricultural loans are made predominantly to farmers and ranchers in Nebraska, Iowa and Kansas. At December 31, 2006, 97.9% of our agricultural loans were located in our Primary Lending Market Area. Agricultural operating loans are made to finance day-to-day operations, including crop and livestock production. Intermediate term loans are used to purchase breeding livestock and machinery. Real estate loans are used to purchase or refinance farm and ranchland.

        Overall credit worthiness is determined by evaluation of the borrower, including management experience and skills, financial strength and the ability to service debt. Loans are generally repaid using cash flows from agricultural activities, including the sale of agricultural commodities, produced by the operation. Underwriting standards include maximum advance rates on collateral, minimum cash flow coverage and review of the historical net worth and cash flow trends of the operation.

        Risk of loss is related to the effects of the external risk factors such as adverse weather conditions and poor commodity prices. The impact of external risk factors is significantly affected by the borrower’s ability to mitigate the effect of risk on the borrower’s operation. Commodity-based agricultural chattel assets are relatively easy to liquidate and there is also a stable demand for agricultural real estate. Our agricultural lenders are responsible for validating the existence, value and condition of the collateral. This monitoring may include periodic on-site inspections and the use of borrowing base reports.

        Warehouse Mortgage Lines of Credit. We are actively involved in originating revolving lines of credit to mortgage brokers. These lines are drawn upon by mortgage brokers to fund the origination of one-to-four family residential mortgage loans. Prior to funding the advance, the mortgage broker must have an approved commitment for the purchase of the loan which reduces credit exposure associated with the line. The lines are repaid upon sale of the mortgage loan to a third party which usually occurs within 30 days of origination of the loan. In connection with extending the line of credit to the mortgage broker, we enter into agreements with the purchaser to which such mortgage broker intends to sell loans. Under such agreements, the loan purchaser agrees to hold the mortgage documents issued by the mortgage brokers on our behalf and for our benefit until such time that the purchaser remits to us the purchase price for such loans. As part of the structure of the lines of credit, the mortgage brokers are required to maintain commercial deposits with us, with the amount of such deposits dependent upon the amount of the line and other factors. The lines are structured with adjustable rates indexed to the Wall Street Journal prime rate. Maximum amounts permitted to be advanced by us under existing warehouse mortgage lines of credit range in amounts from $1.5 million to $40.0 million.

        Business Lending. Business loans are made predominantly to small- and mid-sized businesses located within Nebraska, Iowa and Kansas. At December 31, 2006, 97.7% of our business loans were located in our Primary Lending Market Area. The business lending products we offer include lines of credit, receivable and inventory financing and equipment loans. We have established minimum underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins and financial enhancements such as guarantees. Generally, the primary source of repayment is cash flow from the business and the financial strength of the borrower.

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

        Consumer and Other Lending. Consumer loans are generally originated directly through our network of banking offices. We generally offer home equity loans, home improvement loans and home equity lines of credit in amounts up to $100,000 with a term of 15 years or less and a loan-to-value ratio up to 100% of the appraised value of the collateral. A portion of our home improvement loans consist of participation interests we have purchased from a third party. Under the terms of our third party arrangement, if any loan becomes more than 120 days past due, we can require the seller to repurchase such loan at a price equal to our total investment in the loan, including any uncollected and accrued interest. We also offer automobile loans in amounts up to $50,000 with maximum 72 month and 60 month terms for new and used cars, respectively, and purchase price ratios of generally not more than 95% and 85% for new and used cars, respectively. Most of our automobile loans are obtained through a network of 80 new and used automobile dealers located primarily in Lincoln and Omaha, Nebraska. Although employees of the automobile dealership take the application, the loan is made pursuant to our underwriting standards and must be approved by one of our authorized loan officers. Our consumer loan portfolio also includes manufactured housing, recreational vehicle, boat, motorcycle and unsecured loans.

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

        Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loanat the dates indicated:

	At December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Real estate loans:
One-to-four family residential (1)	$339,080	$384,722	$418,270	$559,134	$547,619
Second mortgage residential	120,510	160,208	255,222	258,121	25,590
Multi-family residential	148,922	166,579	142,454	99,078	79,953
Commercial real estate	396,620	402,504	444,269	353,177	331,478
Land and land development	494,887	289,916	152,845	95,975	66,598
Residential construction	780,991	943,378	601,075	245,782	156,322
Commercial construction	491,997	351,767	282,399	154,247	143,020
Agriculture	68,459	57,008	66,830	--	--

Total real estate loans	2,841,466	2,756,082	2,363,364	1,765,514	1,350,580

Business	220,669	177,592	142,675	64,522	33,375

Agriculture - operating	94,455	72,518	71,223	--	--

Warehouse mortgage lines of credit	112,645	95,174	132,928	78,759	236,492

Consumer loans:
Home equity	71,476	61,600	56,441	33,874	37,522
Home equity lines of credit	130,071	141,021	142,725	117,899	94,801
Home improvement	55,513	69,165	73,386	74,915	82,081
Automobile	87,575	85,515	80,512	67,351	60,707
Other	68,365	49,812	25,956	15,621	15,131

Total consumer loans	413,000	407,113	379,020	309,660	290,242

Total loans	3,682,235	3,508,479	3,089,210	2,218,455	1,910,689

Unamortized premiums, discounts and
deferred loan fees	5,602	4,778	7,228	10,790	3,998
Loans in process	(637,677)	(668,587)	(441,452)	(193,063)	(123,331)

Net loans	3,050,160	2,844,670	2,654,986	2,036,182	1,791,356
Allowance for loan losses	(33,129)	(30,870)	(26,831)	(19,586)	(17,108)

Net loans after allowance for loan losses	$3,017,031	$2,813,800	$2,628,155	$2,016,596	$1,774,248

(1) Includes loans held for sale	$19,285	$8,666	$11,956	$7,083	$8,504

        Loan Portfolio Concentration by State. The following table details the concentration of our total loan portfolio by state at the dates indicated:

	At December 31,
(Dollars in thousands)	2006	%	2005	%
Within Our Primary Lending Market Area:
Nebraska	$1,326,374	36.02%	$1,248,165	35.58%
Florida	317,454	8.62	508,792	14.50
Colorado	283,543	7.70	277,184	7.90
Nevada	252,990	6.87	32,704	0.93
Arizona	205,912	5.59	222,397	6.34
North Carolina	175,666	4.77	123,221	3.51
Minnesota	172,134	4.68	151,734	4.33
Iowa	106,949	2.90	103,286	2.94
Kansas	75,362	2.05	60,807	1.73

Total within our primary lending market area	2,916,384	79.20	2,728,290	77.76

Outside our Primary Lending Market Area:
South Carolina	132,508	3.60	137,640	3.92
California	95,453	2.59	114,286	3.26
Texas	83,050	2.26	72,696	2.07
Illinois	55,011	1.49	19,980	0.57
Washington	53,698	1.46	62,081	1.77
Oregon	44,168	1.20	30,360	0.87
Other States	301,963	8.20	343,146	9.78

Total outside our primary lending market area	765,851	20.80	780,189	22.24

Total loans	$3,682,235	100.00%	$3,508,479	100.00%

        No individual state in the “Other States” category comprises more than one percent of total loans at December 31, 2006. Our total loans in Florida at December 31, 2006 were $317.5 million, a decrease of $191.3 million, or 37.6%, compared to $508.8 million at December 31, 2005. During 2006, we reduced the volume of residential construction loans we purchase from mortgage brokers in the state of Florida. This decision was made in order to manage our concentration of loans within the state of Florida. Our total loans in Nevada increased $220.3 million, or 673.6%, to $253.0 million at December 31, 2006 compared to $32.7 million at December 31, 2005. This increase was primarily attributable to the opening of our loan production office in Las Vegas, Nevada which originates residential construction and land and land development loans. The Nevada loan production office opened in late December 2005.

        Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans at December 31, 2006. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The following amounts do not take into account loan prepayments.

	Principal Payments Contractually Due in Years
(Dollars in thousands)	2007	2008 - 2011	2012 - 2016	After 2016	Total
Real estate loans:
One-to-four family residential	$693	$11,148	$10,811	$316,428	$339,080
Second mortgage residential	437	4,962	14,458	100,653	120,510
Multi-family residential	1,603	60,506	28,415	58,398	148,922
Commercial real estate	28,648	118,567	225,042	24,363	396,620
Land and land development	259,040	226,003	9,705	139	494,887
Residential construction	742,997	23,745	--	14,249	780,991
Commercial construction	98,120	301,872	84,025	7,980	491,997
Agriculture	3,099	14,582	41,279	9,499	68,459

Total real estate loans	1,134,637	761,385	413,735	531,709	2,841,466

Business	106,427	89,521	23,103	1,618	220,669
Agriculture - operating	69,998	22,311	1,861	285	94,455
Warehouse mortgage lines of credit	112,645	--	--	--	112,645
Consumer	41,223	267,870	40,470	63,437	413,000

Total loans (1) (2)	$1,464,930	$1,141,087	$479,169	$597,049	$3,682,235

(1) Gross of unamortized premiums, discounts and deferred loan fees, loans in process and allowance for loan losses.
(2) Total loans due after one year from December 31, 2006 with fixed interest rates totaled $1.0 billion.
Total loans due after one year from December 31, 2006 with floating or adjustable interest rates totaled $1.2 billion.

        Originations, Purchases and Sales of Loans. Our lending activities are subject to underwriting standards and loan origination procedures established by our Asset/Liability Committee and approved by our Board of Directors. Applications for mortgages and other loans are primarily taken at our banking and loan production offices. In the past, we have relied on a network of loan correspondents and mortgage brokers to originate a substantial part of our loans. In recent years we have greatly expanded our capacity to originate loans through the expansion of our loan production office network and the employment of a number of experienced loan officers. We also use loan correspondents and mortgage brokers to originate one-to-four family residential loans to supplement our origination efforts. A substantial portion of such loans consists of fixed-rate, one-to-four family residential mortgage loans which we sell into the secondary market on a servicing retained basis.

        Although we originate both adjustable-rate and fixed-rate loans, our ability to originate and purchase fixed- or adjustable-rate loans is dependent upon customer demand for such loans, which is affected by the current and expected future level of interest rates. In order to maintain a mortgage loan portfolio that consists primarily of adjustable-rate loans, we purchase loans to supplement our loan origination activity. The loans purchased for retention during 2006 consisted of construction, one-to-four family residential, consumer (primarily home improvement loans and automobile financing), business, multi-family residential, land and land development (including participation interests) and second mortgage residential loans.

        Generally, we originate adjustable-rate mortgage loans for retention in our portfolio. It is our current policy to sell substantially all the fixed-rate, one-to-four family residential mortgage loans we originate or purchase. Substantially all fixed-rate loans sold are sold to either Fannie Mae (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) or the FHLBank Topeka (“FHLBank”) pursuant to the Mortgage Partnership Finance Program. Upon receipt of an application to make a fixed-rate loan, we typically enter into agreements to sell such loans to FNMA, FHLMC or the FHLBank pursuant to forward sale commitments, with delivery being required in approximately 90 days. We generally agree to deliver a somewhat smaller dollar amount of loans in the event that not all the loans for which applications are submitted actually close. Loans are delivered pursuant to such sale contracts upon their origination or purchase and are not aggregated for sale as loan packages. As a result, we typically do not have a significant amount of loans held for sale at any given point in time. We recognize, at the time of disposition, the gain or loss on the sale of the loans. The gain or loss is based on the difference between the net proceeds received and the carrying value of the loans sold excluding the value of servicing rights retained.

        In recent years, we have developed lending relationships with several financial institutions and mortgage brokers pursuant to which we have purchased whole loans or loan participation interests secured by properties located outside our Primary Lending Market Area. Our purchases have consisted of construction loans or participation interests in such loans, both residential and commercial, as well as commercial real estate and land and land development loans, and were originated under underwriting guidelines similar to our guidelines. For loans in which we hold a participation interest we generally require the lead lender to maintain anywhere from 5% to 50% interest in the loans. Prior to entering into such relationships, we conduct on-site due diligence of each lender, including document review as well as management interviews. We also conduct on-site inspections of selected properties and of the market areas in which the properties are located. We also review and underwrite, with respect to construction loans, the individual builders to whom loans are being extended, establishing a limit as to the total amount that we will lend to each such builder. We engage local independent inspectors to inspect the progress of construction on properties securing such loans and base our disbursements on such inspections.

        Loan Portfolio Activity. The following table shows total loans originated, purchased, sold and repaid during the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Net loans after allowance for loan losses at
beginning of year	$2,813,800	$2,628,155	$2,016,596

Loan originations:
One-to-four family residential	161,672	150,744	145,655
Second mortgage residential	2,988	3,867	3,361
Multi-family residential	11,600	13,008	10,794
Commercial real estate	56,612	44,905	91,347
Land and land development	316,344	176,553	76,101
Residential construction	500,283	560,322	190,964
Commercial construction	249,732	218,368	166,714
Agriculture	27,376	25,054	7,404
Business	373,489	348,450	221,466
Agriculture - operating	235,845	188,591	37,432
Warehouse mortgage lines of credit (1)	2,946,983	3,640,622	3,145,266
Consumer	152,143	148,538	152,692

Total loan originations	5,035,067	5,519,022	4,249,196

Loan purchases:
One-to-four family residential (2)	115,827	191,725	192,163
Second mortgage residential	1,649	1,191	122,069
Multi-family residential	10,000	61,133	12,895
Commercial real estate	--	81	10,588
Land and land development	7,917	34,088	34,337
Residential construction	161,461	589,506	551,654
Commercial construction	83,389	47,587	42,371
Business	15,463	9,235	8,511
Consumer	88,429	120,466	75,891

Total loan purchases	484,135	1,055,012	1,050,479

Total loan originations and purchases	5,519,202	6,574,034	5,299,675

Sales and loan principal repayments:
Loan sales:
One-to-four family residential	(242,991)	(254,578)	(280,990)
Consumer	(4,421)	(4,777)	(4,041)
Loan principal repayments:
Real estate, business, agriculture-
operating and consumer	(2,166,909)	(2,224,703)	(1,349,928)
Warehouse mortgage lines of credit (1)	(2,929,512)	(3,678,376)	(3,091,097)

Total loan sales and principal repayments	(5,343,833)	(6,162,434)	(4,726,056)

Increase due to acquisition	--	--	304,300
Increase (decrease) due to other items (3)	27,862	(225,955)	(266,360)

Net loans after allowance for loan losses at
end of year	$3,017,031	$2,813,800	$2,628,155

(1) Reflects amounts advanced and repaid under such lines of credit during the years presented.
(2) Substantially all of these fixed-rate loans were acquired from mortgage brokers and sold to Fannie Mae, Freddie Mac or the FHLBank Topeka with servicing retained.
(3) Other items consist of unamortized premiums, discounts and deferred loan fees, loans in process and changes in the allowance for loan losses.

        Loan Servicing. We sell substantially all fixed-rate, one-to-four family residential mortgage loans with servicing retained in order to develop additional sources of noninterest income. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults. The gross servicing fee income from loans sold is generally 0.25% to 0.50% of the total balance of each loan serviced. At December 31, 2006 and 2005, we were servicing $1.3 billion and $1.2 billion, respectively, of loans for others, primarily consisting of one-to-four family residential loans sold by us in the secondary market.

        Loan Commitments. We generally issue written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans. These loan commitments establish the terms and conditions under which we will fund the loans. At December 31, 2006, we had issued commitments totaling $865.9 million, excluding loans in process, to fund and purchase loans, extend credit on commercial and consumer unused lines of credit and to extend credit under unused warehouse mortgage lines of credit. These outstanding loan commitments do not necessarily represent future cash requirements since many of the commitments may expire without being drawn.

Asset Quality

        Reports listing all delinquent loans, classified assets and real estate owned are reviewed by management and our Board of Directors no less frequently than quarterly. The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. In the event payment is not then received or the loan not otherwise satisfied, letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence recovery proceedings against the property securing the loan. If a legal action is instituted and the loan is not brought current, paid in full, or refinanced before the recovery sale, the property securing the loan generally is sold and, if purchased by us, becomes real estate owned or a repossessed asset.

        Delinquent Loans. The following table shows loans delinquent 30 – 89 days in our loan portfolio as of the dates indicated:

	At December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
One-to-four family residential	$1,532	$2,081	$8,203	$1,844	$3,677
Second mortgage residential	2,085	1,844	1,426	1,051	86
Commercial real estate	728	269	643	68	--
Land and land development	144	2,373	--	74	--
Residential construction	17,524	8,287	1,529	2,501	258
Agriculture	164	586	120	--	--
Business	620	1,740	1,122	126	--
Agriculture - operating	47	180	566	--	--
Consumer	4,818	6,416	3,448	2,945	2,499

Total delinquent loans	$27,662	$23,776	$17,057	$8,609	$6,520

Delinquent loans as a percentage of
net loans before allowance for loan losses	0.91%	0.84%	0.64%	0.42%	0.36%

        Nonperforming Loans and Real Estate Owned. The following table sets forth information regarding nonperforming loans (90 or more days delinquent) and real estate owned. It is our policy to cease accruing interest on loans contractually delinquent 90 days or more and charge-off all accrued interest. We did not have any accruing loans 90 days or more past due at the dates shown.

	At December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Nonperforming loans:
One-to-four family residential	$1,611	$1,902	$1,914	$1,461	$981
Second mortgage residential	234	609	739	224	180
Multi-family residential	1,152	5,731	2,374	--	--
Commercial real estate	324	1,007	707	--	3,795
Land and land development	4,696	915	--	--	--
Residential construction	18,074	1,840	2,256	1,012	106
Agriculture	50	113	349	--	--
Business	2,280	526	771	219	--
Agriculture - operating	139	308	1	--	--
Consumer	1,490	1,454	1,121	700	427

Total nonperforming loans	30,050	14,405	10,232	3,616	5,489
Real estate owned, net (1)	5,264	2,446	382	678	1,967

Total nonperforming assets	35,314	16,851	10,614	4,294	7,456
Troubled debt restructurings	8,904	5,180	3,469	468	209

Total nonperforming assets and
troubled debt restructurings	$44,218	$22,031	$14,083	$4,762	$7,665

Total nonperforming loans as a
percentage of net loans	0.99%	0.51%	0.39%	0.18%	0.31%

Total nonperforming assets as a
percentage of total assets	1.03%	0.52%	0.35%	0.19%	0.38%

Total nonperforming assets and
troubled debt restructurings
as a percentage of total assets	1.29%	0.68%	0.46%	0.22%	0.39%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

        At December 31, 2006, our nonperforming residential construction loans totaled $18.1 million of which $13.7 million were located in Florida. Approximately $9.4 million of our nonperforming residential construction loans in Florida were located in the Cape Coral area of Lee County. Working with a local Florida-based mortgage brokerage firm, we acquired nine- to 18-month residential construction loans for individual homebuyers who represented to us their intention to build a second or retirement home in the Cape Coral area. Each borrower possessed a strong credit score which met FNMA or other secondary market underwriting guidelines and had also obtained a contractual commitment for permanent financing with third-party lenders upon the completion of the residence. We have not purchased residential construction loans in the Cape Coral area since December 31, 2005. A substantial increase in the number of residential construction building permit applications, coupled with other contributing factors in the Cape Coral area in 2006, resulted in delays affecting the commencement of construction. In some cases, these delays extended beyond the original term of the residential construction loan. As a result of these factors, some borrowers in the Cape Coral area have not kept current on their contractual loan payment obligation and are now 90 or more days delinquent. This backlog of residential construction permits awaiting issuance has recently improved and the City of Cape Coral’s permit issuance process has returned to its normal four- to six-week time frame. As a result, residential builders are actively constructing homes for our borrowers. At December 31, 2006, we had 535 residential construction loan commitments in the Cape Coral area which amounted to $144.9 million with disbursed funds totaling $84.2 million. Since December 2006, our Cape Coral residential construction loans have continued to decline as borrowers pay off loans.

        Our nonperforming land and land development loans at December 31, 2006 primarily consist of three loans totaling $4.6 million. These loans primarily relate to the development of land for the purpose of constructing residential homes.

        Interest income that would have been recognized had nonperforming loans and troubled debt restructurings been current or in accordance with their original terms approximates $1.8 million and $802,000 for the years ended December 31, 2006 and 2005, respectively.

        Impaired Loans. Included in the preceding table, under nonperforming loans and troubled debt restructurings, are impaired loans of $3.8 million and $4.2 million at December 31, 2006 and 2005, respectively. The average balance of impaired and restructured loans for the years ended December 31, 2006 and 2005 totaled $11.4 million and $7.1 million, respectively. Interest recognized on impaired and restructured loans for the years ended December 31, 2006 and 2005 was $725,000 and $603,000, respectively. At December 31, 2006, impaired loans consisted primarily of 12 business loans totaling $2.0 million, six residential construction loans totaling $459,000 and $1.1 million of consumer loans. We had established an allowance for loan losses related to impaired loans of $152,000 and $1.1 million at December 31, 2006 and 2005, respectively.

        Real Estate Owned. When we acquire real estate owned property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. If there is a further deterioration in value, we provide for a specific valuation allowance and charge operations for the decline in value. We generally obtain an appraisal or broker’s price opinion on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is our policy to require appraisals on a periodic basis on foreclosed properties as well as conduct inspections of such properties.

        Real Estate Owned Activity. The following table sets forth the activity of our real estate owned for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Balance at beginning of period	$2,446	$382	$678
Loan foreclosures and other additions	10,495	3,486	3,104
Sales	(7,172)	(1,434)	(3,566)
Provisions for losses	(370)	(73)	(23)
Gain (loss) on disposal	(135)	85	189

Balance at end of period	$5,264	$2,446	$382

        At December 31, 2006, real estate owned consisted primarily of three commercial properties totaling $4.4 million and nine residential properties totaling $778,000.

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

        Our Asset Classification Committee reviews and classifies assets no less frequently than quarterly and our Board of Directors reviews the asset classification reports on a quarterly basis. The Asset Classification Committee is composed of the following officers of the Bank: Chief Executive Officer, Chief Operating Officer, Director of Lending, Chief Credit Officer, Director of Real Estate Lending, Chief Financial Officer, Controller, Director of Corporate Banking, Senior Financial Analysis Manager and External Reporting Manager.

        Allowance for Loan Losses. A provision for loan losses is charged to earnings when it is determined by management to be required based on our analysis. The allowance for loan losses is maintained at a level to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the loan portfolio no less frequently than quarterly in order to identify those inherent losses and to assess the overall collection probability of the portfolio. Our review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. These loss factors are developed using our historical loan loss experience for each group of loans as further adjusted for specific factors, including the following:

•	Trends and levels of delinquent, nonperforming or "impaired" loans;
•	Trends and levels of charge-offs and recoveries;
•	Underwriting terms or guarantees for loans;
•	Impact of changes in underwriting standards, risk tolerances or other changes in lending practices;
•	Changes in the value of collateral securing loans;
•	Total loans outstanding and the volume of loan originations;
•	Type, size, terms and geographic concentration of loans held;
•	Changes in qualifications or experience of the lending staff;
•	Changes in local or national economic or industry conditions;
•	Number of loans requiring heightened management oversight;
•	Changes in credit concentration; and
•	Changes in regulatory requirements.

        Management believes that, based on information currently available to us at this time, our allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonable to estimate at each reporting date. Actual losses are dependent upon future events and, as such, further changes to the level of allowances for loan losses may become necessary.

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

        Allowance for Loan Losses. The following table shows changes in our allowance for loan losses during the years presented:

	At or For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Allowance for loan losses at beginning of year	$30,870	$26,831	$19,586	$17,108	$13,464

Allowance for loan losses acquired	--	--	4,221	--	--

Charge-offs:
One-to-four family residential	(6)	(11)	(16)	(6)	(16)
Second mortgage residential	(389)	(402)	(520)	(107)	(21)
Multi-family residential	--	(729)	--	--	--
Commercial real estate	(14)	(7)	--	(330)	--
Land and land development	(532)	--	--	--	--
Residential construction	(368)	(114)	(138)	(13)	--
Business	(1,021)	(608)	(57)	(5)	(99)
Agriculture - operating	(227)	--	(64)	--	--
Warehouse mortgage lines of credit	--	--	(20)	(110)	--
Consumer	(1,550)	(1,192)	(1,421)	(1,368)	(1,018)

Total charge-offs	(4,107)	(3,063)	(2,236)	(1,939)	(1,154)
Recoveries on loans previously charged-off	313	666	373	146	103
Provision for loan losses	6,053	6,436	4,887	4,271	4,695

Allowance for loan losses at end of year	$33,129	$30,870	$26,831	$19,586	$17,108

Allowance for loan losses as a percentage of net loans	1.09%	1.09%	1.01%	0.96%	0.96%
Allowance for loan losses as a
percentage of nonperforming loans	110.25%	214.30%	262.23%	541.65%	311.68%
Ratio of net charge-offs during the year as a
percentage of average loans outstanding during
the year	0.13%	0.09%	0.08%	0.10%	0.08%

        Allowance for Loan Losses by Loan Type. The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated:

	At December 31,
	2006		2005		2004
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
One-to-four family residential	$339	9.21%	$740	10.96%	$805	13.54%
Second mortgage residential *	904	3.27	1,502	4.57	2,369	8.26
Multi-family residential	1,874	4.05	2,659	4.75	2,468	4.61
Commercial real estate	4,708	10.77	5,376	11.47	6,041	14.38
Land and land development	4,387	13.44	3,363	8.27	1,282	4.95
Residential construction	7,019	21.21	4,455	26.89	3,140	19.46
Commercial construction	3,123	13.36	2,681	10.03	2,000	9.14
Agriculture	702	1.86	687	1.62	873	2.16
Business	3,353	5.99	2,531	5.06	1,796	4.62
Agriculture - operating	1,185	2.56	941	2.07	990	2.31
Warehouse mortgage lines
of credit	225	3.06	190	2.71	266	4.30
Consumer	5,310	11.22	5,715	11.60	4,795	12.27
Unallocated	--	--	30	--	6	--

Total	$33,129	100.00%	$30,870	100.00%	$26,831	100.00%

	At December 31,
	2003		2002
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
One-to-four family residential	$1,069	25.20%	$1,071	30.00%
Second mortgage residential *	2,343	11.63	--	--
Multi-family residential	2,002	4.47	1,740	4.18
Commercial real estate	4,579	15.92	5,732	17.35
Land and land development	903	4.33	611	3.48
Residential construction	1,570	11.08	1,051	8.18
Commercial construction	1,011	6.95	1,259	7.49
Agriculture	--	--	--	--
Business	788	2.91	400	1.75
Agriculture - operating	--	--	--	--
Warehouse mortgage lines
of credit	207	3.55	473	12.38
Consumer	5,003	13.96	4,771	15.19
Unallocated	111	--	--	--

Total	$19,586	100.00%	$17,108	100.00%

* Second mortgage residential loans disclosed separately for 2003, 2004, 2005 and 2006 as we began analyzing this portfolio separately in 2003 due to our increased investment in such loans.

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

        Our investment policy, as approved by our Board of Directors, requires management to maintain adequate liquidity and to generate a favorable return on investment without incurring undue interest rate and credit risk. We primarily utilize investments in securities for liquidity management and as a method of deploying excess funding not utilized for loan originations and purchases. We have invested in U.S. Government securities and agency obligations, corporate securities, municipal obligations, agency equity securities, mutual funds, U.S. Government sponsored agency issued mortgage-backed securities and collateralized mortgage obligations. As required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have established an investment portfolio of securities that are categorized as held to maturity or available for sale. We do not currently maintain a portfolio of securities categorized as held for trading. Substantially all of our investment securities are purchased for the available for sale portfolio which totaled $105.0 million, or 3.1% of total assets, at December 31, 2006. At such date, we had net unrealized losses with respect to such securities of $963,000. At December 31, 2006, the held to maturity securities portfolio totaled $90,000.

        At December 31, 2006, our mortgage-backed security portfolio (all of which were classified as available for sale) totaled $12.3 million, or 0.4% of total assets. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event the issuer redeems such securities. In addition, the fair value of such securities may be adversely affected by changes in interest rates.

        The Government National Mortgage Association (“GNMA”) is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on GNMA securities is guaranteed by GNMA and backed by the full faith and credit of the U.S. Government. FHLMC is a private corporation chartered by the U.S. Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. Government, but because FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

        Investment Securities Portfolio Composition. The following table sets forth certain information relating to our available for sale investment securities portfolio at the dates indicated:

	At December 31,
	2006		2005		2004
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities and
agency obligations	$78,201	$77,569	$68,949	$67,761	$83,371	$82,865
Corporate securities	5,245	5,130	10,249	10,264	11,532	11,714
Municipal obligations	15,970	15,928	18,301	18,220	23,434	23,428
Agency equity securities	547	537	546	521	3,763	3,823
Asset Management Fund - ARM Fund	6,000	5,836	6,000	5,848	6,000	5,927

Total investment securities	105,963	105,000	104,045	102,614	128,100	127,757
FHLBank Topeka stock	62,022	62,022	58,491	58,491	54,284	54,284

Total investment securities and
FHLBank Topeka stock	$167,985	$167,022	$162,536	$161,105	$182,384	$182,041

         Investment Security Maturity and Yield. The following table sets forth the amount of available for sale investment securities which mature during each of the years indicated and the weighted average yields for each range of maturities at December 31, 2006. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Maturing During the Year Ending December 31,
(Dollars in thousands)	2007	2008 - 2011	2012 - 2016	After 2016	Total
Bonds and other debt securities:
U.S. Government securities and agency obligations
Balance	$50,273	$17,436	$9,860	$--	$77,569
Weighted average yield	3.43%	3.85%	4.22%	--	3.62%
Corporate securities
Balance	$300	$4,830	$--	$--	$5,130
Weighted average yield	4.91%	5.83%	--	--	5.78%
Municipal obligations
Balance	$997	$4,376	$9,505	$1,050	$15,928
Weighted average yield	3.91%	4.27%	4.45%	5.21%	4.42%
Equity Securities:
Asset Management Fund - ARM Fund
Balance	$5,836	$--	$--	$--	$5,836
Weighted average yield	5.23%	--	--	--	5.23%
Agency equity securities
Balance	$537	$--	$--	$--	$537
Weighted average yield	5.99%	--	--	--	5.99%
FHLBank Topeka stock
Balance	$62,022	$--	$--	$--	$62,022
Weighted average yield	6.37%	--	--	--	6.37%

Total fair value	$119,965	$26,642	$19,365	$1,050	$167,022

Weighted average yield	5.06%	4.28%	4.33%	5.21%	4.85%

        Mortgage-Backed Securities Portfolio Composition. The following table sets forth the composition of our mortgage-backed securities portfolio at the dates indicated:

	At December 31,
	2006		2005		2004
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed-rate:
FHLMC	$1,146	$1,100	$1,548	$1,490	$2,336	$2,305
FNMA	1,110	1,068	1,810	1,768	3,011	3,029
GNMA	654	604	902	835	1,391	1,363
FHLMC/FNMA CMOs	5,936	5,833	9,910	9,691	20,520	20,283
Private CMOs	--	--	--	--	1	1

Total fixed-rate	8,846	8,605	14,170	13,784	27,259	26,981

Adjustable-rate:
GNMA	1,932	1,966	2,901	2,914	4,504	4,566
FNMA	1,535	1,541	2,828	2,870	4,281	4,387
FHLMC	163	160	188	184	242	241

Total adjustable-rate	3,630	3,667	5,917	5,968	9,027	9,194

Total mortgage-backed securities	$12,476	$12,272	$20,087	$19,752	$36,286	$36,175

        Mortgage-Backed Security Maturity and Yield. Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2006 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are less than the scheduled maturities.

	Maturing During the Year Ending December 31,
(Dollars in thousands)	2007	2008 - 2011	After 2011	Total
Fixed-rate:
FHLMC
Balance	$--	$1,055	$45	$1,100
Weighted average yield	--	3.72%	8.05%	3.90%
FNMA
Balance	$--	$721	$347	$1,068
Weighted average yield	--	4.80%	5.79%	5.12%
GNMA
Balance	$--	$1	$603	$604
Weighted average yield	--	10.00%	5.57%	5.58%
FHLMC/FNMA CMOs
Balance	$--	$538	$5,295	$5,833
Weighted average yield	--	4.81%	3.86%	3.95%
Adjustable-rate:
FHLMC
Balance	$--	$--	$160	$160
Weighted average yield	--	--	6.39%	6.39%
FNMA
Balance	$--	$--	$1,541	$1,541
Weighted average yield	--	--	6.81%	6.81%
GNMA
Balance	$--	$--	$1,966	$1,966
Weighted average yield	--	--	5.78%	5.78%

Total fair value	$--	$2,315	$9,957	$12,272

Weighted average yield	--	4.31%	4.93%	4.81%

        Unrealized Losses. At December 31, 2006 and 2005, all unrealized losses related to investment and mortgage-backed securities are considered temporary in nature. Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. Investment and mortgage-backed securities with unrealized losses at December 31, 2006 and 2005, are summarized in the following tables:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2006:
U.S. Government securities and
agency obligations	$3,602	$73	$39,063	$563	$42,665	$636
Corporate securities	4,002	91	1,128	24	5,130	115
Municipal obligations	933	3	6,893	58	7,826	61
Agency equity securities	6	--	525	10	531	10
Asset Management Fund - ARM Fund	--	--	5,836	164	5,836	164
Mortgage-backed securities	591	9	8,224	246	8,815	255

Total temporarily impaired securities	$9,134	$176	$61,669	$1,065	$70,803	$1,241

At December 31, 2005:
U.S. Government securities and
agency obligations	$6,883	$109	$58,197	$1,086	$65,080	$1,195
Corporate securities	--	--	2,569	64	2,569	64
Municipal obligations	9,138	78	3,311	35	12,449	113
Agency equity securities	509	26	--	--	509	26
Asset Management Fund - ARM Fund	--	--	5,848	152	5,848	152
Mortgage-backed securities	3,956	38	12,049	380	16,005	418

Total temporarily impaired securities	$20,486	$251	$81,974	$1,717	$102,460	$1,968

        We believe all unrealized losses at December 31, 2006 and 2005 to be market related, with no permanent sector or issuer credit concerns or impairments. The unrealized losses are believed to be temporarily, not permanently, impaired in value.

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

        Deposits. As a regional community bank, we offer a variety of deposit products designed to attract both short-term and long-term deposits from the general public. Our product offerings consist of checking (both interest- and noninterest-bearing), money market, savings, time deposits and individual retirement accounts. We also use brokered time deposits as an additional source of funds for our loan origination and purchase activity. During 2006, deposits generated through our retail banking facilities increased $105.6 million and we acquired $8.1 million in deposits related to the Marine Bank transaction. Offsetting our 2006 increase in deposits was a transfer of $21.7 million of deposits to the purchaser of our Plainville and Stockton, Kansas bank offices and the maturing of $78.0 million of brokered time deposits which existed at December 31, 2005. As a result, net deposits increased $14.0 million, or 0.7% to $2.1 billion at December 31, 2006. At December 31, 2005 and 2004, we had brokered time deposits of $78.0 million and $124.6 million, respectively. We did not have any brokered time deposits at December 31, 2006.

        Deposit Composition. The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated:

	At December 31,
	2006		2005		2004
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Time deposits:
0.00% - 0.99%	$--	--%	$161	0.01%	$979	0.05%
1.00% - 1.99%	542	0.03	53,915	2.65	263,662	14.14
2.00% - 2.99%	27,594	1.34	134,712	6.60	324,732	17.41
3.00% - 3.99%	151,499	7.38	702,599	34.47	261,869	14.04
4.00% - 4.99%	348,777	16.99	208,277	10.22	102,531	5.50
5.00% - 5.99%	592,013	28.85	6,375	0.31	12,803	0.69
6.00% - 6.99%	128	0.01	53	0.00	1,219	0.07

Total time deposits (1)	1,120,553	54.60	1,106,092	54.26	967,795	51.90

Transaction accounts:
Noninterest-bearing checking	154,123	7.51	138,578	6.80	112,216	6.02
Savings	45,452	2.21	57,037	2.80	79,546	4.26
Interest-bearing checking	349,033	17.01	398,094	19.53	414,093	22.21
Money market	383,182	18.67	338,518	16.61	291,111	15.61

Total transaction accounts	931,790	45.40	932,227	45.74	896,966	48.10

Total deposits	$2,052,343	100.00%	$2,038,319	100.00%	$1,864,761	100.00%

(1) Includes $78.0 million and $124.6 million, respectively, of brokered time deposits at December 31, 2005 and 2004. We did not have any brokered time deposits at December 31, 2006.

        Deposit Average Balances and Average Rates Paid. The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the years indicated:

	Year Ended December 31,
	2006		2005		2004
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Interest-bearing checking	$361,056	1.15%	$386,968	0.79%	$333,129	0.74%
Savings	51,643	0.51	68,909	0.59	42,346	0.69
Money market	393,807	2.82	313,802	1.62	275,216	0.99
Time deposits	1,085,350	4.12	1,059,876	3.15	757,363	2.77

Total interest-bearing deposits	1,891,856	3.18	1,829,555	2.29	1,408,054	1.88

Noninterest-bearing checking	119,394	--	112,902	--	70,719	--

Total deposits	$2,011,250	2.99%	$1,942,457	2.16%	$1,478,773	1.79%

        Deposit Account Activity. The following table shows our deposit flows during the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Total deposits	$11,860,601	$11,605,730	$7,843,556
Total withdrawals	(11,903,159)	(11,468,940)	(7,217,801)
Interest credited	56,582	36,768	22,243

Total increase in deposits	14,024	173,558	647,998
Deposits acquired in Marine Bank transaction	(8,106)	--	--
Deposits transferred due to Kansas
branch sale transaction	21,740	--	--
Deposits acquired in United Nebraska
Financial Co. acquisition	--	--	(430,099)

Net increase in deposits	$27,658	$173,558	$217,899

        Time Deposit Maturity. The following table presents, by various interest rate categories and maturities, the amount of time deposits at December 31, 2006:

	Balance at December 31, 2006 Maturing in the 12 Months Ending December 31,
(Dollars in thousands)	2007	2008	2009	Thereafter	Total
Time deposits:
1.00% - 1.99%	$526	$16	$--	$--	$542
2.00% - 2.99%	23,083	4,022	477	12	27,594
3.00% - 3.99%	79,432	43,264	26,699	2,104	151,499
4.00% - 4.99%	312,891	21,869	6,028	7,989	348,777
5.00% - 5.99%	574,562	14,121	1,440	1,890	592,013
6.00% - 6.99%	128	--	--	--	128

Total time deposits	$990,622	$83,292	$34,644	$11,995	$1,120,553

        Time Deposits Exceeding $100,000. The following table shows the maturities of our time deposits exceeding $100,000 at December 31, 2006 by the time remaining to maturity. There are no brokered time deposits included in the following table as we did not have any brokered time deposits at December 31, 2006.

(Dollars in thousands)	Amount	Weighted Average Rate
Quarter ending:
March 31, 2007	$41,287	4.58%
June 30, 2007	54,847	5.06
September 30, 2007	82,151	5.24
December 31, 2007	35,644	5.15
After December 31, 2007	20,880	4.63

Total time deposits exceeding $100,000	$234,809	5.01%

        Borrowings. We utilize advances from the FHLBank as an alternative to retail deposits to fund our operations as part of our operating strategy. The FHLBank is part of a system of 12 regional Federal Home Loan Banks, each subject to Federal Housing Finance Board supervision and regulation, that function as a central reserve bank providing credit to financial institutions. As a condition of membership in the FHLBank we are required to own stock of the FHLBank. Our FHLBank advances are collateralized by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans, and secondarily by our investment in capital stock of the FHLBank. FHLBank advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLBank will advance to member institutions, including us, fluctuates from time to time in accordance with the policies of the FHLBank. At December 31, 2006 and 2005, we had $907.2 million and $747.1 million, respectively, in outstanding FHLBank advances.

        On April 26, 2004, we formed TierOne Capital Trust I (“TierOne Capital Trust”), which issued capital securities (“Trust Preferred Securities”) to investors. The proceeds from the sale of the Trust Preferred Securities were used to purchase $30.9 million of our junior subordinated debentures (“debentures”). The debentures are callable at par in June 2009 and mature in June 2034. Our obligation under the debentures constitutes a full and unconditional guarantee of TierOne Capital Trust’s obligations under the Trust Preferred Securities. In accordance with Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46R”), the trust is not consolidated and related amounts are treated as debt of the Company.

        In connection with our acquisition of UNFC on August 27, 2004, we assumed $7.0 million of variable rate debentures that had been issued on November 28, 2001 by United Nebraska Capital Trust, a trust formed by UNFC. We exercised our right to call and retire these debentures in December 2006.

        FHLBank Advances and Other Borrowings. The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
FHLBank Topeka advances:
Average balance outstanding during the year	$824,101	$766,265	$625,724
Maximum amount outstanding at any
month-end during the year	$907,920	$890,354	$781,064
Balance outstanding at end of the year	$907,164	$747,125	$781,064
Average interest rate during the year	4.07%	3.55%	3.20%
Weighted average interest rate at end of the year	4.29%	3.60%	3.19%

Other borrowings:
Average balance outstanding during the year	$69,400	$68,330	$35,963
Maximum amount outstanding at any
month-end during the year	$84,403	$74,511	$65,502
Balance outstanding at end of the year	$55,212	$67,799	$60,602
Average interest rate during the year	6.17%	4.74%	3.63%
Weighted average interest rate at end of the year	6.12%	5.60%	4.04%

        For more information regarding our borrowings, see “Note 13 – FHLBank Topeka Advances and Other Borrowings” included in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report on Form 10-K.

Subsidiary Activities

        TierOne Bank is the wholly owned subsidiary of TierOne Corporation. TMS Corporation of the Americas is the wholly owned subsidiary of TierOne Bank and holds all of the stock of TierOne Investments and Insurance, Inc. (d/b/a TierOne Financial) and TierOne Reinsurance Company. TierOne Financial provides a wide selection of investment and insurance products, equity securities, mutual funds and annuities. These products are made available to consumers via licensed representatives in our banking offices. TierOne Reinsurance Company reinsures credit life and disability insurance which is sold in conjunction with the origination of consumer loans by TierOne Bank. United Farm & Ranch Management, Inc. is a wholly owned subsidiary of TierOne Bank that provides agricultural customers with professional farm and ranch management and real estate brokerage services.

Personnel

        As of December 31, 2006, 2005 and 2004, we had 850, 772 and 724 full-time equivalent employees, respectively. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation and Supervision

        The following is not intended to be a complete discussion but is intended to be a summary of some of the more significant provisions of laws and regulations which are applicable to the Company and the Bank. This regulatory framework is intended to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Additionally, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank, including changes in interpretations, could have a material effect on our business.

        General. The Bank, as a federally chartered stock savings bank, is subject to OTS regulations, examinations and reporting requirements. The Bank is also subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”), which insures the deposits of the Bank to the maximum extent permitted by law and requirements established by the Board of Governors of the Federal Reserve System. The investment and lending authority of savings institutions is prescribed by federal laws and regulations and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

        The OTS regularly examines the Bank and prepares reports for consideration by our Board of Directors on any deficiencies that it may find in the Bank’s operations. The FDIC also has the authority to examine the Bank in its role as the administrator of the Deposit Insurance Fund. The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by both federal, and to a lesser extent, state laws, especially in such matters as the ownership of deposit accounts and the form and content of the Bank’s mortgage requirements. The OTS enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Any change in such laws or regulations, whether by the FDIC, the OTS or the Congress, could have a material adverse impact on our operations.

        Deposit Insurance Assessments. On February 15, 2006, President Bush signed the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (“Reform Act”), which contains comprehensive deposit insurance reform provisions. The legislation merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.

        Major provisions in the legislation include:

•	Merging the Bank Insurance Fund and Savings Association Insurance Fund into the Deposit Insurance Fund, which became effective March 31, 2006;
•	Maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;
•	Providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather then maintaining 1.25% at all times regardless of prevailing economic conditions;
•	Providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations;
•	Requiring the payment of dividends of 100% of the amount that the Deposit Insurance Fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the Deposit Insurance Fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%); and
•	Providing for a new risk-based assessment system and allowing the FDIC to establish separate risk-based assessment systems for large and small members of the Deposit Insurance Fund.

        All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation (“FICO”), a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as a collection agent for the FICO. The FICO assessment rate effective for the first quarter of 2007 is 1.22 cents annually per $100 of assessable deposits. These assessments will continue until the FICO bonds mature in 2019.

        Regulatory Capital Requirements. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the OTS adopted regulations implementing new capital standards applicable to all savings associations, including the Bank. Such capital standards require that savings associations maintain: (a) capital of not less than 1.5% of adjusted total assets (Tangible Capital); (b) core (Tier 1) capital of not less than 4% of adjusted total assets; and (c) total risk-based capital of not less than 8% of risk-weighted assets. As of December 31, 2006, the Bank met all regulatory capital requirements. The OTS is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis.

        Under the tangible capital requirement, a savings bank must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets and goodwill plus a specified amount of purchased mortgage servicing rights.

        Under the Core (Tier 1) capital requirement adopted by the OTS, savings banks must maintain “core capital” in an amount equal to at least 4.0% of adjusted total assets. Core (Tier 1) capital consists of: common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock, certain non-withdrawable and pledged deposits; and minority interests in the equity accounts of consolidated subsidiaries plus purchased mortgage servicing rights valued at the lower of 90% of fair value, 90% of original cost or the current amortized book value as determined in conformity with U.S. generally accepted accounting principles (“GAAP”) and goodwill, less non-qualifying intangible assets.

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

        OTS regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the Bank’s level of ownership, including the assets of includable subsidiaries in which the Bank has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 2006, the Bank had $1.2 million of investments subject to a deduction from tangible capital.

        Under current OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on securities reported as a separate component of capital calculated according to GAAP.

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

        At December 31, 2006, the Bank exceeded all of its regulatory capital requirements. For more information see “Note 18 – Regulatory Capital Requirements” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K.

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

        An institution generally must file a written capital restoration plan which meets specified requirements with its appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

        At December 31, 2006, the Bank met the standards for a “well capitalized” institution.

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

        Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution: (a) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (b) the institution would not be at least adequately capitalized following the distribution; (c) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or (d) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

        Loans-to-One Borrower Limitations. As a federal savings bank, we are limited in the amount of loans we can make to any one borrower. This amount is equal to 15% of our unimpaired capital and surplus (this amount was approximately $54.1 million at December 31, 2006), although we are permitted to lend up to an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. Our aggregate loans to any one borrower have been within these limits for the year ended December 31, 2006.

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

        Currently, the portion of the QTL Test that is based on Section 10(m) of the HOLA rather than the Internal Revenue Code requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLBank and direct or indirect obligations of the FDIC. Small business loans, credit card loans and student loans are also included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of loans for personal, family and household purposes (other than credit card loans and educational loans); and stock issued by FNMA or FHLMC. Portfolio assets consist of total assets minus the sum of: (a) goodwill and other intangible assets; (b) property used by the savings institution to conduct its business; and (c) liquid assets up to 20% of the institution’s total assets. At December 31, 2006, approximately 70.4% of the portfolio assets of the Bank were qualified thrift investments.

        Federal Reserve System. The Bank is subject to various regulations promulgated by the Federal Reserve, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Funds Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds), and Regulation DD (Truth in Savings). Regulation D requires noninterest-bearing reserve maintenance in the form of either vault cash or funds on deposit at Federal Reserve Bank of Kansas City or another designated depository institution in an amount calculated by formula. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. At December 31, 2006, the Bank was in compliance with these reserve requirements.

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

As a bank holding company, our earnings are dependent upon the performance of the Bank and the Bank’s subsidiaries.

        Since we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues. These dividends are the primary funding source for the dividends we pay on our common stock. Our ability to pay dividends will continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. Various state and federal laws and regulations limit the amount of dividends that a bank may pay to a parent holding company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could therefore have a material adverse effect on our business, our financial condition and our results of operations.

If economic conditions decline, our financial condition and results of operations could be adversely affected.

        Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, governmental policies of the communities in which we do business and actions of regulatory authorities. A decline in the local or national economy could adversely affect our financial condition and results of operations. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

•	A decline in the demand for the products and services we offer;
•	An increase in nonperforming loans and loan charge-offs;
•	An increase in provisions for loan losses;
•	An increase in losses on real estate owned (acquired through foreclosure); and
•	A migration from low-yielding or noninterest bearing deposits to higher-yielding deposit products such as time deposits.

Our loan origination and purchase activity is highly concentrated in certain types of loans.

        At December 31, 2006, $1.8 billion, or 47.6%, of our total loans consisted of multi-family residential, commercial real estate, land and land development, commercial construction and business loans. This portfolio of loans has grown is recent years and we intend to continue our emphasis in these types of lending. These types of loans generally expose a lender to a greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of such loans is dependent upon the successful operation of the property and the income stream of the borrowers. Additionally, these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of the Bank’s commercial borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

        At December 31, 2006, $781.0 million, or 21.2%, of our total loans consisted of residential construction loans. Our portfolio of residential construction loans has increased dramatically over the past three years as a result of our emphasis on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Risk of loss on a residential construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value when completed compared to the projected cost (including interest) of construction and other assumptions, including the approximate time to sell the property. Our ability to continue to originate and/or purchase residential construction loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of collateral, resulting in delinquencies and/or losses. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values or an increase in interest rates.

Our concentration of loans in certain areas of Florida may expose us to increased credit risk.

        At December 31, 2006, we had 535 residential construction loan commitments in the Cape Coral area of Lee County in Florida totaling $144.9 million with disbursed funds totaling $84.2 million. At December 31, 2006, $13.7 million of our nonperforming residential construction loans were located in Florida. Approximately $9.4 million of our nonperforming residential construction loans in Florida were located in the Cape Coral area of Lee County. Working with a local Florida-based mortgage brokerage firm, we acquired nine- to 18-month residential construction loans for individual homebuyers who represented to us their intention to build a second or retirement home in the Cape Coral area. A substantial increase in the number of residential construction building permit applications, coupled with other contributing factors in the Cape Coral area in 2006, resulted in delays affecting the commencement of construction. In some cases, these delays extended beyond the original term of the residential construction loan. As a result of these factors, some borrowers in the Cape Coral area have not kept current on their contractual loan payment obligation and are now 90 or more days delinquent.

Our results of operations are significantly affected by the fiscal and monetary policies of the federal government and the governments of the states in which we operate.

        The Board of Governors of the Federal Reserve System, also known as the Federal Reserve Board, regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which impact our net interest margin, and can significantly affect the value of financial instruments such as debt securities and mortgage servicing rights. Its policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict or anticipate.

        The amount of income taxes we are required to pay on our earnings is based on federal and state legislation and regulations. We have provided for current and deferred income taxes in our financial statements, based on our results of operations, business activity, and interpretations of tax statutes. We may take filing positions or follow tax strategies that may be subject to challenge by federal and state taxing authorities. Our net income and earnings per share may be reduced if a federal, state or local authority assessed charges for taxes that have not been provided for in our consolidated financial statements.

If the interest payments on our interest-bearing liabilities increase relative to the interest we earn on our interest-earning assets, our net interest income may decline.

        When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, a significant increase in market interest rates could adversely affect net interest income. Conversely, a significant decrease in market interest rates could result in increased net interest income. We seek to manage our exposure to interest rate fluctuations, however, changes in market interest rates are neither predictable nor controllable and may have an adverse impact on our financial condition and results of operations.

        Prevailing interest rates may significantly affect the overall demand for loans and could also impact the extent to which borrowers repay and refinance loans. Loan prepayments and refinancings, as well as prepayments of mortgage-backed securities, may increase in a declining interest rate environment. Call provisions associated with our investment in U.S. government securities and agency obligations and corporate securities may also negatively impact net interest income in a declining interest rate environment. Such prepayment, refinancing and security call activity may negatively impact the yield of our loan portfolio and investment and mortgage-backed security portfolios, as we would reinvest the prepaid funds in a lower interest rate environment. Additionally, adjustable-rate mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount interest rates can increase or decrease at repricing dates.

        In a decreasing interest rate environment, our level of core deposits may decline if our depositors seek higher-yielding instruments or other investment products we are unwilling to offer. This may increase our cost of funds and decrease our net interest margin to the extent that alternative funding sources are utilized to fund our business activities. In an increasing interest rate environment, depositors tend to prefer higher-yielding time deposits which could adversely affect our net interest income if rates were to subsequently decline.

Our allowance for loan losses may be inadequate.

        An inadequate allowance for loan losses could adversely affect our results of operations. We are exposed to the risk that our customers may be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure full repayment. We evaluate the collectibility of our loan portfolio and provide for an allowance for loan losses which is based on our historical loan loss experience for each group of loans as further adjusted for specific factors.

        If our evaluation is incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to our allowance for loan losses. Increases in the allowance for loan losses result in an expense for the period. If, as a result of general economic conditions or a decrease in asset quality, management determines that additional increases in the allowance for loan losses are warranted, we may incur additional expenses. We can make no assurances that our allowance for loan losses will be adequate to cover loan losses inherent in our portfolio.

        Our loans are primarily secured by real estate, including regional concentrations of loans in areas of the United States that are susceptible to tornados, earthquakes, hurricanes or other natural disasters. If a natural disaster were to occur in one of our major market areas, loan losses could occur that are not incorporated in the existing allowance for loan losses.

We could be held responsible for environmental liabilities of properties acquired through foreclosure.

        If we are forced to foreclose on a defaulted mortgage loan to recover our investment, we may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties under our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that we would not be fully liable for the entire cost of any removal, remediation or other clean-up on the acquired property, that the cost of removal and clean-up would not exceed the value of the property or that costs could be recovered from any third party. Additionally, it may be difficult or impossible to sell the property prior to or following any environmental remediation.

Our cost of funds may increase as a result of general economic conditions, interest rates or competitive pressures.

        Our cost of funds may increase because of general economic conditions, unfavorable conditions in capital markets, interest rates and competitive pressures. We have traditionally obtained funds primarily through deposits and borrowings. Generally, deposits are a preferable source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If deposit growth is inadequate to fund our operations, we may have to rely on borrowings as a source of funds. Relying on borrowings as a primary funding source may have an adverse impact on our net interest margin.

Competition could result in our loan portfolios and deposit base declining.

        The banking and financial services businesses in our market areas are highly competitive. Our market area has a high density of financial institutions, some of which have greater financial resources, name recognition and market presence than us, and all of which are our competitors. Competition within the banking, mortgage and finance industries may limit our ability to attract and retain customers. Our competition for loans comes primarily from commercial banks, savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Our most direct competition for deposits historically has come from commercial banks, savings banks, savings and loan associations and credit unions. In addition, we face competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. If we are unable to attract and retain customers, our loan and deposit growth may be inhibited which could have an adverse impact on our financial condition and results of operations.

Legislative and regulatory issues could adversely affect our financial condition and results of operations.

        We are subject to extensive regulation, supervision and examination by the OTS as our primary federal regulator, and by the FDIC, which insures our deposits. As a member of the FHLBank, we must also comply with applicable regulations of the Federal Housing Finance Board and the FHLBank. Regulation by these agencies is intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the benefit of our stockholders. Our activities are also regulated under consumer protections laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse affect on our financial condition and results of operations.

There are risks associated with potential acquisitions.

        We may enter into transactions to acquire other banks or financial institutions from time to time that further our business strategy. Acquisitions involve numerous risks including lower than expected performance or higher than expected costs, difficulties in the integration of operations, services, products and personnel, the diversion of management’s attention from other business matters, changes in relationships with customers and the potential loss of key employees. Any acquisition would be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approvals. We may not be successful in identifying acquisition candidates, integrating acquired institutions or preventing deposit erosion or loan quality deterioration at acquired institutions. There can be no assurance that we will be successful in completing future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired institutions into our operations. Our ability to grow may be limited if we are unable to successfully make future acquisitions.

We may not be able to retain or replace key members of management or attract and retain qualified customer relationship managers.

        We depend on the services of existing management personnel to carry out our business and investment strategies. It is critical that we are able to attract and retain management and other qualified personnel. Competition for qualified personnel is significant in our geographical market areas. The loss of services of any management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our financial condition and results of operations.

We rely on communications, information, operating and financial control systems technology from third-party service providers. An interruption in these third-party systems could have an adverse effect on our business.

        We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology. Any failure, interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, loan servicing and loan origination systems. We can make no assurances that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. Any failure or interruption could have a material adverse effect on our business, financial condition and results of operations. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services. We can make no assurances that we could negotiate terms that are favorable to us, or could obtain comparable services without the need to expend substantial resources.

Our stock price can be volatile.

        Our stock price can fluctuate in response to a variety of factors, including actual or anticipated variations in quarterly operating results; changes in our stockholder dividend policy; recommendations of securities analysts; and news media reports relating to trends, concerns and other issues in the financial services industry. Other factors that may influence our stock price include products or services offered by our competitors; operating and stock price performance of other companies that investors or analysts deem comparable to us; and changes in governmental regulations.

        General market fluctuations, industry factors and general economic conditions and political conditions and events, such as future terrorist activities, economic slowdowns or recessions, interest rate changes or credit loss trends, also could cause our stock price to decline regardless of our operating results.

If we fail to maintain effective systems of internal and disclosure control, we may not be able to accurately report our financial results or prevent fraud.

        Effective internal and disclosure controls are necessary for us to provide reliable financial reports, to effectively prevent fraud and to operate successfully as a public company. If we were unable to provide accurate and reliable financial reports or prevent fraud, our reputation and results of operations would be adversely effected. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls as defined under standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) that require remediation. Under PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

        Any failure to maintain effective internal and disclosure controls, or to make necessary improvements in such controls in a timely manner, could harm operating results or cause us to fail in meeting our financial reporting obligations. Such a failure could have an impact on our ability to remain listed on the NASDAQ Global Select Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on our stock price.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

        We currently operate 69 banking offices in Nebraska (59), Iowa (9) and Kansas (1) of which 51 are owned by us and 18 are under operating leases. Additionally, we operate three loan production offices located in Colorado, two loan production offices located in North Carolina and one loan production office in each of Arizona, Florida, Minnesota and Nevada all of which are under operating leases. We own our corporate headquarters located in Lincoln, Nebraska.

        For further information regarding our properties, see “Note 19 – Lease Commitments” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

        Except litigation relating to certain goodwill claims against the United States (“U.S.”) described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our consolidated financial statements.

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

        On May 19, 2003, a four-day trial related solely to issues of liability commenced in the U.S. Court of Federal Claims in Washington D.C. On November 6, 2003, the Court held the U.S. liable to the Bank for breach of contract with regard to one of three supervisory mergers, but absolved the U.S. of liability in connection with the other two merger transactions. A motion for reconsideration of the Court’s liability decision with respect to the one merger on which we prevailed was filed by the U.S. and was subsequently denied by the Court of Federal Claims on April 28, 2004. We subsequently filed a motion for reconsideration concerning the portion of the Court’s liability ruling absolving the government of liability in the other two transactions. Based on an opinion issued in another case by this Court, we filed a motion for reconsideration in the United States Court of Appeals for the Federal Circuit in March 2005. The Court of Federal Claims denied our motion for reconsideration by order entered October 20, 2005.

        To conform to the Court of Federal Claims’ ruling finding the U.S. liable on only one of the three claims, we sought a reduced amount of damages which corresponded to the amount of remaining supervisory goodwill in the one supervisory merger as to which the Court held the government breached its contract bore in relation to the entire amount of remaining goodwill at the time of the breach.

        On May 22, 2006, a nine-day trial related solely to the issue of damages associated with our lost profits claim commenced in the Court of Federal Claims. On October 31, 2006, the Court issued an opinion finding the U.S. liable to the Bank for lost franchise value and awarded the Bank $4.5 million in damages. Consistent with rulings in all but one of the Winstar-related cases, the Court did not find the U.S. liable to the Bank for lost profits. The Court’s ruling was appealed to the United States Court of Appeals for the Federal Circuit by the U.S. on December 29, 2006. The Bank has subsequently filed a cross-appeal seeking review of earlier liability rulings which absolved the U.S. of liability in connection with the two other merger transactions and reduced the amount of the Bank’s potential recovery. The Court of Appeals has established a timetable requiring all legal briefs on appeal to be submitted to the Court during the second quarter of 2007. There can be no assurance as to the type or amount of damages, if any, that we may recover or the timing, if we are successful, for receipt by us of any damages from the U.S. Government.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Common Stock Price Summary. Our common stock trades on the NASDAQ Global Select Market under the symbol “TONE.” As of December 31, 2006, we had 1,564 stockholders of record, which does not include those persons or entities holding stock in nominee or “street” name through brokerage firms or others. The following table shows the high and low bid prices of our common stock during the periods indicated as well as the period end closing sales price and the dividend paid each quarter.

	2006				2005
	High	Low	Close	Dividend	High	Low	Close	Dividend
First Quarter	$34.00	$27.60	$33.95	$0.06	$25.75	$23.25	$23.50	$0.05
Second Quarter	35.58	30.69	33.77	0.07	28.23	22.15	27.13	0.06
Third Quarter	34.88	31.25	33.93	0.07	29.81	25.88	26.31	0.06
Fourth Quarter	34.12	30.36	31.61	0.07	31.61	24.50	29.41	0.06

        Common Stock Repurchase Activity. The following table details our purchases of common stock during the three months ended December 31, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 2006
Beginning Date - October 1, 2006
Ending Date - October 31, 2006	946	$31.85	946	1,657,373
November 2006
Beginning Date - November 1, 2006
Ending Date - November 30, 2006	110,500	31.19	110,500	1,546,873
December 2006
Beginning Date - December 1, 2006
Ending Date - December 31, 2006	19,814	31.33	19,814	1,527,059

Total shares purchased during the
three months ended December 31, 2006	131,260	$31.22	131,260

*	Information related to our publicly announced plan authorizing purchases of common stock during the three months ended December 31, 2006, is as follows:

Date Purchase Plan Announced	Approved for Purchase	Expiration Date of Purchase Plan
July 27, 2004	1,828,581	No stated expiration date

         Performance Graph. We completed our initial public offering on October 1, 2002, during which we sold an aggregate of 22,075,075 shares of our common stock at a price of $10.00 per share. The following graph represents $100.00 invested in our common stock at the $14.00 per share closing price of the common stock on October 2, 2002, the date our common stock commenced trading on the NASDAQ, and assumes the reinvestment of all dividends. The graph demonstrates comparison of the cumulative total returns for the common stock of TierOne Corporation, the Russell 2000 Index and the SNL Securities $1B — $5B Thrift Index for the periods indicated.

        The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Source: SNL Financial LC, Charlottesville, VA © 2007

Item 6. Selected Financial Data

	At or For the Year Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002
Selected Statement of Income Data:
Total interest income	$223,887	$177,343	$124,980	$110,820	$104,941
Total interest expense	98,019	72,428	47,769	40,871	44,221

Net interest income	125,868	104,915	77,211	69,949	60,720
Provision for loan losses	6,053	6,436	4,887	4,271	4,695

Net interest income after provision
for loan losses	119,815	98,479	72,324	65,678	56,025

Total noninterest income	29,084	26,585	23,905	19,859	13,111
Total noninterest expense	81,769	72,450	58,212	47,520	45,669

Income before income taxes	67,130	52,614	38,017	38,017	23,467
Income tax expense	25,815	19,782	14,152	14,202	8,501

Net income	$41,315	$32,832	$23,865	$23,815	$14,966

Net income per common share, basic	$2.50	$2.02	$1.42	$1.18	$0.10 (1)
Net income per common share, diluted	$2.41	$1.97	$1.39	$1.16	$0.10 (1)
Dividends declared per common share	$0.27	$0.23	$0.20	$--	$--

Selected Financial Condition Data:
Total assets	$3,431,169	$3,222,275	$3,048,081	$2,207,868	$1,945,535
Cash and cash equivalents	86,808	88,034	70,030	34,901	33,037
Investment securities	105,090	102,725	127,883	43,657	30,703
Mortgage-backed securities	12,272	19,752	36,175	15,712	30,369
Net loans after allowance for loan losses	3,017,031	2,813,800	2,628,155	2,016,596	1,774,248
Deposits	2,052,343	2,038,319	1,864,761	1,216,763	1,128,880
FHLBank Topeka advances and
other borrowings	962,376	814,924	841,666	645,696	418,329
Stockholders’ equity	353,283	308,867	277,023	295,089	339,896

Selected Operating Ratios:
Average yield on interest-earning assets	7.24%	6.05%	5.33%	5.51%	6.60%
Average rate on interest-bearing liabilities	3.52%	2.72%	2.31%	2.46%	3.23%
Average interest rate spread (2)	3.72%	3.33%	3.02%	3.05%	3.37%
Net interest margin (2)	4.07%	3.58%	3.29%	3.48%	3.82%
Average interest-earning assets to
average interest-bearing liabilities	110.95%	110.10%	113.29%	120.94%	116.28%
Net interest income after provision for
loan losses to noninterest expense	146.53%	135.93%	124.24%	138.21%	122.68%
Total noninterest expense to average assets(3)	2.48%	2.31%	2.35%	2.26%	2.75%
Efficiency ratio (3)(4)	51.64%	53.70%	56.95%	52.91%	61.86%
Return on average assets (3)	1.25%	1.05%	0.96%	1.13%	0.90%
Return on average equity (3)	12.48%	11.28%	8.53%	7.04%	7.80%
Average equity to average assets (3)	10.04%	9.29%	11.29%	16.11%	11.56%
Return on tangible equity (3)(5)	14.59%	13.58%	9.08%	7.04%	7.80%

(1) Information applicable to post stock conversion period only. We completed our initial public offering on October 1, 2002.
(2) Excluding the receipt of a $2.7 million loan prepayment fee, our average interest rate spread and net interest margin would have been 3.63% and 3.99%, respectively, for the year ended December 31, 2006.
(3) Employee stock options were expensed beginning January 1, 2006.
(4) Efficiency ratio is calculated as total noninterest expense, less amortization expense of intangible assets, as a percentage of the sum of net interest income and noninterest income.
(5) Return on tangible equity is calculated as annualized net income as a percentage of average stockholders' equity adjusted for goodwill and other intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary and Highlights

        As a regional community bank, our goal is to enhance stockholder value while focusing on building a solid banking franchise. We focus on growing our core businesses of mortgage and business lending and retail banking while striving to maintain asset quality and control expenses. We seek to provide returns to our stockholders through increased dividends and stock repurchases. We have been successful in achieving our goal of enhancing stockholder value over the past several years.

        During 2006, we achieved record net income and earnings per share as we continued to execute our business model. Our total loan portfolio increased during the year ended December 31, 2006. This increase was primarily the result of strong loan origination volume, primarily in our land and land development, business and commercial construction loan portfolios. Our deposit balance at December 31, 2006 was relatively unchanged when compared to December 31, 2005, however, we have experienced an increase in deposits generated by our retail banking offices which was offset by the maturity during 2006 of all brokered time deposits that existed at December 31, 2005. Our FHLBank advances and other borrowings increased during 2006 as we utilized borrowings as our primary funding source for loan growth. Net income for 2006 increased compared to the prior year. This increase was primarily the result of an increase in net interest income. The increase in interest income was primarily the result of an increase in the average yield earned on interest-earning assets. The increase in net interest income was partially offset by an increase in interest expense. The increase in interest expense was primarily the result of an increase in the average rate paid on interest-bearing liabilities.

2006 Highlights

•	Record net income of $41.3 million;
•	Record diluted earnings per common share of $2.41;
•	Total assets increased 6.5% to $3.4 billion;
•	Net loans increased $205.5 million to $3.1 billion;
•	Total loan originations, excluding warehouse mortgage lines of credit, totaled $2.1 billion;
•	Retail-generated deposits increased $105.6 million;
•	The number of transaction accounts increased 3.0% during 2006 to nearly 128,600;
•	Interest income increased $46.5 million or 26.2%;
•	We opened two new banking offices, relocated a banking office and acquired a banking office;
•	We increased our quarterly cash dividend to $0.07 per common share; and
•	We received a favorable opinion, which is now on appeal, from the United States Court of Federal Claims awarding us $4.5 million in damages related to a breach of contract lawsuit filed in 1995 against the federal government.

Our Management Strategy

        In an effort to increase our profitability, we implemented a plan to grow and diversify our operations to become a regional community bank. In our Primary Banking Market Area we have endeavored to position ourselves as a local alternative to national and super-regional competitors. In addition, we have availed ourselves of additional loan opportunities outside our Primary Banking Market Area and have selectively entered into relationships with other financial institutions throughout the United States to purchase whole loans or participation interests in loans, particularly commercial real estate, land and land development and construction loans. Additionally, we have opened or acquired loan production offices in high growth cities of the United States in an effort to strategically supplement our loan origination activities.

Highlights of our long-term management strategy are as follows:

•	Continuing Our Controlled Growth and Expanding Our Franchise. We have increased our total assets in each of the past five years. During this previous five-year period, total assets have increased by $1.9 billion to $3.4 billion. In addition, we believe that our conversion from mutual to stock form in October 2002 facilitated our ability to expand our franchise. We have also executed a strategic acquisition plan designed to strengthen market share in our Primary Banking Market Area as well as to build our lending presence in growing metropolitan areas outside of our Primary Banking Market Area.

•	Building a Quality Loan Portfolio to Increase Yields and/or Reduce Interest Rate Risk. We have focused on increasing our holdings of quality loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. At December 31, 2006, our second mortgage residential, multi-family residential, commercial real estate, land and land development, construction, business, agricultural, warehouse mortgage lines of credit and consumer loans amounted to $3.3 billion in the aggregate or 90.8% of our total loan portfolio. This compares to $1.0 billion, or 66.9%, of total loans at December 31, 2001. We have sought to maintain a high level of asset quality and moderate credit risk by utilizing loan underwriting standards which we believe are conservative. Although we are an acquirer of loans and participation interests in loans from outside our Primary Lending Market Area, we generally apply our own underwriting standards to all such loans. Our nonperforming loans as a percentage of net loans at December 31, 2006 were 0.99% compared to 0.12% at December 31, 2001. While our nonperforming loan ratio has generally trended upward in the past five years due in part to our strategy of increasing yields, we remain focused on minimizing credit risk through our loan origination, monitoring and recovery processes.

•	Emphasizing Growth of Our Core Deposits and Minimizing Our Cost of Funds. Our core deposits, consisting of checking, money market and savings accounts, have increased from $560.9 million at December 31, 2001 to $931.8 million at December 31, 2006. We continue our emphasis on increasing the number of core checking account relationships, which during the five-year period ended December 31, 2006, have grown by 111.9% from 46,900 to 99,400. The establishment of additional core relationships, including consumer and business banking relationships, provides new opportunities to sell other profitable products and services and increase market share.

•	Increasing Our Fee Income and Expanding Our Products and Services.Noninterest income increased by $17.8 million, or 157.7%, to $29.1 million for the year ended December 31, 2006 compared to $11.3 million for the year ended December 31, 2001. The increase primarily reflects increased fee income due largely to an increase in the number of core deposit accounts. We have been pro-active in our efforts to increase noninterest income, largely by increasing the number of customers that we serve in our Primary Banking Market Area as well as increasing the number of our financial products that we offer our customers. We expect our employees to cross-sell our financial products and services to customers and we provide them with economic incentives to do so. Our efforts have also included redesigning a number of our banking offices to be retail sales centers, which have a floor plan we believe is more conducive to cross-selling of products. We continually search for new products and services that serve the needs of our customers. In the past five years, we have introduced on-line banking, farm and ranch management services, cash management services, business checking and an expanded business loan program.

•	Improving Brand Awareness and Perception. Our success in continuing to build a profitable market share in the areas we serve is partially driven by our ability to positively extend the reach of our corporate identity through increased public awareness and market perception. In our competitive environment, where consumers and businesses are offered a multitude of choices for banking services, a strong corporate brand enhances our ability to be among the candidates when a final selection is made. This is achieved through a comprehensive, consistent and sustainable marketing program, an effective delivery of competitive products and services and a well-trained and knowledgeable workforce. While building brand awareness and perception is important throughout the entire market region, special emphasis has and will be placed in growing metropolitan and economically vibrant regional growth center market areas.

Critical Accounting Policies

        See “Note 1 – Summary of Significant Accounting Policies” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K for a summary of our significant accounting policies. Various elements of our accounting policies, by nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to recognize income, determine the allowance for loan losses, evaluating investment and mortgage-backed securities for impairment, evaluating goodwill and other intangible assets, valuation of mortgage servicing rights, valuation and measurement of derivatives and commitments, valuation of real estate owned and income taxes are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our financial condition and results of operations.

        Income Recognition. We recognize interest income by methods that conform to GAAP. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after a loan is contractually delinquent 90 days or more, we discontinue the accrual of interest and charge-off all previously accrued interest. Interest received on nonperforming loans is included in income only if principal recovery is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current, has performed in accordance with its contractual terms for a reasonable period of time and the collectibility of the total contractual principal and interest is no longer in doubt.

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

        We establish provisions for loan losses, which are charges to our operating results, in order to maintain a level of total allowance for loan losses that, in management’s belief, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management reviews the loan portfolio no less frequently than quarterly in order to identify those inherent losses and to assess the overall collection probability of the loan portfolio. Management’s review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

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

        The second element is an estimated allowance established for losses that are probable and reasonable to estimate on each category of outstanding loans. While management uses available information to recognize probable losses on loans inherent in the portfolio, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

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

        Our policy is to evaluate annually the carrying value of our reporting unit goodwill and identifiable assets not subject to amortization. Goodwill was established in connection with the UNFC acquisition .

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

        The value of core deposit intangible assets acquired in connection with the UNFC and Marine Bank transactions, which is subject to amortization, is included in the Consolidated Statements of Financial Condition as other intangible assets. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition, account runoff, alternative funding costs, deposit servicing costs and discount rates. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in the Consolidated Statements of Income as other operating expense.

        We review our core deposit intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to the identifiable intangible assets. For the years ended December 31, 2006, 2005 and 2004, no events or circumstances triggered an impairment charge against our core deposit intangible assets.

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

        In the normal course of business, we enter into contractual commitments, including loan commitments and rate lock commitments, to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by us. Interest rate risk arises on these commitments and subsequently closed loans if interest rates increase or decrease between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to mortgage loans that are intended to be sold are considered derivatives in accordance with the guidance of SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Accordingly, the fair value of these derivatives at the end of the reporting period is based on a quoted market price that closely approximates the amount that would have been recognized if the loan commitment was funded and sold.

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

        Real Estate Owned. Property and other assets acquired through foreclosure of defaulted mortgage or other collateralized loans are carried at the lower of cost or fair value, less estimated costs to sell the property and other assets. The fair value of real estate owned is generally determined from appraisals obtained by independent appraisers. Development and improvement costs relating to such property are capitalized to the extent they are deemed to be recoverable.

        An allowance for losses on real estate and other assets owned is designed to include amounts for estimated losses as a result of impairment in value of real property after repossession. We review our real estate owned for impairment in value whenever events or circumstances indicate that the carrying value of the property or other assets may not be recoverable.

        Income Taxes. We estimate income taxes payable based on the amount we expect to owe various tax authorities. Accrued income taxes represent the net estimated amount due to, or to be received from, taxing authorities. In estimating accrued income taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions, taking into account the applicable statutory, judicial and regulatory guidance in the context of our tax position. Although we utilize current information to record income taxes, underlying assumptions may change over time as a result of unanticipated events or circumstances.

        We utilize estimates of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future pre-tax income should prove nonexistent or less than the amount of temporary differences giving rise to the net deferred tax assets within the tax years to which they may be applied, the assets will not be realized and our net income will be adversely affected.

Comparison of Financial Condition at December 31, 2006 and 2005

Assets

        General.Our total assets were $3.4 billion at December 31, 2006, an increase of $208.9 million, or 6.5%, compared to $3.2 billion at December 31, 2005. The increase is primarily the result of a $205.5 million increase in net loans.

        Investment Securities. Our available for sale investment securities totaled $105.0 million at December 31, 2006, an increase of $2.4 million, or 2.3%, compared to $102.6 million at December 31, 2005. During 2006 we had security purchases of $94.5 million which were partially offset by $92.8 million in proceeds from maturing and sold investment securities. The securities purchased during 2006 were primarily U.S. Treasury securities that were purchased to collateralize deposits.

        Mortgage-Backed Securities. Our mortgage-backed securities, all of which are recorded as available for sale, totaled $12.3 million at December 31, 2006, a decrease of $7.5 million, or 37.9%, compared to $19.8 million at December 31, 2005. The decrease in our mortgage-backed securities was the result of $7.5 million of principal payments received during the year ended December 31, 2006.

        Loans Receivable. Net loans totaled $3.1 billion at December 31, 2006, an increase of $205.5 million, or 7.2%, compared to $2.8 billion at December 31, 2005. During the year ended December 31, 2006, we originated $2.1 billion of loans (exclusive of warehouse mortgage lines of credit) and purchased $484.1 million of loans. These increases were partially offset by $2.2 billion of principal repayments (exclusive of warehouse mortgage lines of credit) and $247.4 million of loan sales.

	At December 31,
(Dollars in thousands)	2006	2005	Increase (Decrease)	% Change
One-to-four family residential (1)	$339,080	$384,722	$(45,642)	(11.86	) %
Second mortgage residential	120,510	160,208	(39,698)	(24.78)
Multi-family residential	148,922	166,579	(17,657)	(10.60)
Commercial real estate	396,620	402,504	(5,884)	(1.46)
Land and land development	494,887	289,916	204,971	70.70
Residential construction	780,991	943,378	(162,387)	(17.21)
Commercial construction	491,997	351,767	140,230	39.86
Agriculture	68,459	57,008	11,451	20.09
Business	220,669	177,592	43,077	24.26
Agriculture - operating	94,455	72,518	21,937	30.25
Warehouse mortgage lines of credit	112,645	95,174	17,471	18.36
Consumer	413,000	407,113	5,887	1.45

Total loans	3,682,235	3,508,479	173,756	4.95

Unamortized premiums, discounts
and deferred loan fees	5,602	4,778	824	17.25
Loans in process:
Land and land development	(122,640)	(84,811)	(37,829)	44.60
Residential construction	(283,394)	(440,885)	157,491	(35.72)
Commercial construction	(231,643)	(142,891)	(88,752)	62.11

Net loans	$3,050,160	$2,844,670	$205,490	7.22%

(1) Includes loans held for sale

        We continue to execute our ongoing strategy of building a loan portfolio to increase yields and reduce interest rate risk by focusing on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. The increase in our land and land development and commercial construction loan portfolios was primarily attributable to loan origination activity related to our loan production offices (located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina) that are strategically positioned in high growth areas of the United States. The increase in business loans was primarily the result of expanded lending capabilities resulting from the addition of commercial banking personnel specializing in corporate banking. The increase in our agricultural real estate and agriculture-operating loans was primarily the result of expanded lending opportunities resulting from the addition of lending personnel with agricultural lending expertise. The increase in our warehouse mortgage lines of credit reflected increased mortgage financing activity during the latter portion of 2006 due to a short-term decrease in mortgage interest rates. During 2006 we reduced the volume of residential construction loans we purchase from mortgage brokers in the state of Florida. This reduction resulted in a decline in our residential construction loans at December 31, 2006. Our one-to-four family residential loan portfolio declined primarily due to a decreased demand for adjustable-rate residential loans as borrowers have migrated to fixed-rate loans. Generally, we originate adjustable-rate, one-to-four family residential loans for retention in our portfolio. We sell substantially all newly originated fixed-rate, one-to-four family residential mortgage loans in the secondary market on a servicing retained basis which produces noninterest income in the form of net gains and losses on sales and servicing fees. The decrease in our second mortgage loan portfolio was primarily the result of loan repayments and prepayments. The decline in our multi-family residential and commercial real estate loan portfolios was primarily the result of refinancing activity as borrowers have migrated to fixed-rate loan products. Our consumer loan portfolio remained relatively unchanged at December 31, 2006 compared to December 31, 2005.

        Allowance for Loan Losses. Our allowance for loan losses increased $2.3 million, or 7.3%, to $33.1 million at December 31, 2006 compared to $30.9 million at December 31, 2005. Our allowance for loan losses as a percentage of nonperforming loans was 110.25% at December 31, 2006 compared to 214.30% at December 31, 2005. Our ratio of the allowance for loan losses to net loans was 1.09% at both December 31, 2006 and 2005.

        Nonperforming loans increased $15.6 million, or 108.6%, to $30.1 million at December 31, 2006 compared to $14.4 million at December 31, 2005. The increase in nonperforming loans at December 31, 2006 was primarily attributable to residential construction and land and land development loans. The increase in our nonperforming residential construction loans was primarily related to properties in the Cape Coral area of Lee County in Florida. At December 31, 2006, residential construction loan commitments in the Cape Coral area amounted to $144.9 million with disbursed funds totaling $84.2 million. Nonperforming loans (those loans 90 or more days delinquent) related to the Cape Coral area totaled $9.4 million at December 31, 2006. A substantial increase in the number of residential construction building permit applications, coupled with other contributing factors in the Cape Coral area in 2006, resulted in delays affecting the commencement of construction. In some cases, these delays extended beyond the original term of the residential construction loan. As a result of these factors, some borrowers in the Cape Coral area have not kept current on their contractual loan payment obligations and are now 90 or more days delinquent. This backlog of residential construction permits awaiting issuance has recently improved and the City of Cape Coral’s permit issuance process has returned to its normal four- to six-week time frame. As a result, residential builders are actively constructing homes for our borrowers. Additionally, our loans in the Cape Coral area continue to decline as borrowers pay off loans. We have not purchased residential construction loans in the Cape Coral area since December 31, 2005. The increase in our nonperforming land and land development loans relates to three loans totaling $4.6 million that primarily involve the development of land for the purpose of constructing residential homes. We believe that our allowance for loan losses is adequate to cover loan losses inherent in our loan portfolio at December 31, 2006.

        FHLBank Topeka Stock. FHLBank stock totaled $62.0 million at December 31, 2006, an increase of $3.5 million, or 6.0%, compared to $58.5 million at December 31, 2005. The increase was attributable to FHLBank stock dividends received during the year ended December 31, 2006.

        Premises and Equipment. Premises and equipment increased $312,000, or 0.8%, to $39.8 million at December 31, 2006 compared to $39.5 million at December 31, 2005. The increase was attributable to $5.0 million in asset additions which were partially offset by depreciation and amortization of $3.8 million during the year ended December 31, 2006. Significant additions during the year ended December 31, 2006 included new, full-service banking facilities opened in Omaha, Hastings and Papillion, Nebraska.

        Goodwill. Goodwill totaled $42.2 million at December 31, 2006, a decrease of $55,000, or 0.1%, compared to $42.3 million at December 31, 2005. Our goodwill at December 31, 2006 and 2005 relates to the 2004 acquisition of UNFC. There was no goodwill recorded in connection with our Marine Bank branch purchase in June 2006. The decrease in goodwill was the result of a realized tax benefit associated with the UNFC acquisition.

        Other Intangible Assets. Our other intangible assets declined $1.7 million, or 16.4%, to $8.4 million at December 31, 2006 compared to $10.0 million at December 31, 2005 and relates to core deposit intangible assets recorded as a result of the UNFC acquisition and the Marine Bank transaction. The decrease was attributable to $1.8 million of amortization partially offset by a $102,000 core deposit intangible asset recorded in conjunction with the Marine Bank transaction.

        Other Assets. Other assets increased $6.0 million, or 21.2%, to $34.5 million at December 31, 2006 compared to $28.5 million at December 31, 2005. At December 31, 2006, the largest item recorded in other assets was net mortgage servicing assets of $12.5 million. The remainder consisted of prepaid expenses, miscellaneous receivables and other miscellaneous assets.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $3.1 billion at December 31, 2006, an increase of $164.5 million, or 5.6%, compared to $2.9 billion at December 31, 2005. We primarily utilized FHLBank advances to fund lending growth during the year ended December 31, 2006.

        Deposits. During 2006, deposits generated through our retail banking facilities increased $105.6 million and we acquired $8.1 million in deposits related to the Marine Bank transaction. Offsetting our 2006 increase in deposits was a transfer of $21.7 million of deposits to the purchaser of our Plainville and Stockton, Kansas bank offices and the maturing of $78.0 million of brokered time deposits which existed at December 31, 2005. As a result, net deposits increased $14.0 million, or 0.7%, to $2.1 billion at December 31, 2006.

	December 31,
(Dollars in thousands)	2006	2005	Increase (Decrease)	% Change
Noninterest-bearing checking	$154,123	$138,578	$15,545	11.22%
Savings	45,452	57,037	(11,585)	(20.31)
Interest-bearing checking	349,033	398,094	(49,061)	(12.32)
Money market	383,182	338,518	44,664	13.19
Time deposits	1,120,553	1,028,128	92,425	8.99

Total retail deposits	2,052,343	1,960,355	91,988	4.69
Brokered time deposits	--	77,964	(77,964)	(100.00)

Total deposits	$2,052,343	$2,038,319	$14,024	0.69%

        Our transaction accounts (checking, savings and money market) totaled $931.8 million at December 31, 2006, a decrease of $437,000 compared to $932.2 million at December 31, 2005. The number of transaction accounts increased by 3,700 accounts, or 3.0%, to 128,600 transaction accounts. The weighted average interest rate of our transaction accounts was 1.68% at December 31, 2006 compared to 1.35% at December 31, 2005. The weighted average interest rate of our time deposits was 4.81% at December 31, 2006 compared to 3.52% at December 31, 2005. The increase in our money market accounts and time deposits was primarily the result of customers migrating to these accounts from lower-yielding deposit accounts due to a rising interest rate environment.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $962.4 million at December 31, 2006, an increase of $147.5 million, or 18.1%, compared to $814.9 million at December 31, 2005. We utilized FHLBank advances as our primary funding source for loan growth during the year ended December 31, 2006. The increase in FHLBank advances and other borrowings at December 31, 2006 was primarily attributable to borrowing an additional $440.0 million of convertible fixed-rate advances from the FHLBank and an increase in the outstanding balance on our FHLBank line of credit to $72.5 million at December 31, 2006. These new advances were partially offset by the repayment of $352.2 million of FHLBank advances. The weighted average interest rate on FHLBank advances executed in 2006 was 4.28%. The weighted average interest rate on FHLBank advances which matured or were called by the FHLBank in 2006 was 3.08%. The weighted average interest rate on our FHLBank advances and other borrowings was 4.40% at December 31, 2006, an increase of 63 basis points compared to 3.77% at December 31, 2005.

        Accrued Expenses and Other Liabilities. Our accrued expenses and other liabilities totaled $29.3 million at December 31, 2006, an increase of $1.3 million, or 4.8%, compared to $28.0 million at December 31, 2005. The primary items comprising accrued expenses and other liabilities are accrued taxes payable, deferred compensation agreements, loan servicing payments and other miscellaneous accrued expenses.

        Stockholders’ Equity. At December 31, 2006, stockholders’ equity totaled $353.3 million, an increase of $44.4 million, or 14.4%, compared to $308.9 million at December 31, 2005. The increase in stockholders’ equity primarily reflected net income of $41.3 million during the year ended December 31, 2006, $4.9 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”), $2.9 million related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”) and $1.7 million related to amortization of stock options under the 2003 Stock Option Plan (“SOP”). These increases were partially offset by $4.8 million in stock repurchases and $4.5 million in cash dividends paid to our stockholders. We paid cash dividends of $0.06 per common share on March 31, 2006 to stockholders of record on March 15, 2006 and $0.07 per common share on June 30, 2006, September 29, 2006 and December 29, 2006 to stockholders of record on June 15, 2006, September 15, 2006 and December 15, 2006.

        On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to 1,828,581 shares of our outstanding common stock. There is no stated expiration date for this authorization. We repurchased 152,984 shares of our outstanding common stock during the year ended December 31, 2006. The weighted average price paid per common share was $31.54 for the year ended December 31, 2006. After accounting for earlier repurchases, at December 31, 2006, the total remaining common stock repurchase authority was 1,527,059 shares. For further discussion regarding our common stock repurchases, see Part II, Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

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

        Loans Receivable. Net loans increased $189.7 million, or 7.1%, to $2.8 billion at December 31, 2005 compared to $2.7 billion at December 31, 2004. During 2005, we originated $5.5 billion of loans and purchased $1.1 billion of loans which were partially offset by $5.9 billion of principal repayments and $259.4 million of loan sales.

	At December 31,
(Dollars in thousands)	2005	2004	Increase (Decrease)	% Change
One-to-four family residential (1)	$384,722	$418,270	$(33,548)	(8.02	) %
Second mortgage residential	160,208	255,222	(95,014)	(37.23)
Multi-family residential	166,579	142,454	24,125	16.94
Commercial real estate and land	692,420	597,114	95,306	15.96
Residential construction	943,378	601,075	342,303	56.95
Commercial construction	351,767	282,399	69,368	24.56
Agriculture	57,008	66,830	(9,822)	(14.70)
Business	177,592	142,675	34,917	24.47
Agriculture - operating	72,518	71,223	1,295	1.82
Warehouse mortgage lines of credit	95,174	132,928	(37,754)	(28.40)
Consumer	407,113	379,020	28,093	7.41

Total loans	3,508,479	3,089,210	419,269	13.57

Unamortized premiums, discounts
and deferred loan fees	4,778	7,228	(2,450)	(33.90)
Loans in process	(668,587)	(441,452)	(227,135)	51.45

Net loans	$2,844,670	$2,654,986	$189,684	7.14%

(1) Includes loans held for sale

        The increases in multi-family residential, commercial real estate and land, construction, business and consumer loans were primarily the result of our ongoing strategy to build a loan portfolio to increase yields and reduce interest rate risk by focusing on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. The increases in our residential and commercial construction loans reflected our increased origination capabilities realized through the opening of nine loan production offices in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. The decrease in our one-to-four family residential loans was primarily the result of decreased demand for adjustable-rate residential mortgage loans. Generally, we originate adjustable-rate mortgage loans for retention in our portfolio while selling substantially all fixed-rate, one-to-four family residential loans. The decline in our second mortgage residential portfolio was primarily the result of loan repayments and prepayments. The decline in our warehouse mortgage lines of credit reflected a reduction in mortgage financing activity during the fourth quarter of 2005.

        Allowance for Loan Losses. The allowance for loan losses increased $4.0 million, or 15.1%, to $30.9 million at December 31, 2005 compared to $26.8 million at December 31, 2004. We made a provision for loan losses of $6.4 million for the year ended December 31, 2005 compared to $4.9 million during the year ended December 31, 2004, an increase of $1.5 million or 31.7%. Nonperforming loans increased $4.2 million, or 40.8%, to $14.4 million at December 31, 2005 compared to $10.2 million at December 31, 2004. The increase in nonperforming loans was primarily the result of three multi-family residential loans totaling $3.3 million and one commercial real estate and land loan of $915,000 being classified as impaired at December 31, 2005. Net charge-offs were $2.4 million during the year ended December 31, 2005, an increase of $534,000, or 28.7%, compared to net charge-offs of $1.9 million during the year ended December 31, 2004. Our allowance for loan losses as a percentage of nonperforming loans declined to 214.30% at December 31, 2005 compared to 262.23% at December 31, 2004. The ratio of the allowance for loan losses to net loans increased to 1.09% at December 31, 2005 compared to 1.01% at December 31, 2004.

        Premises and Equipment. Premises and equipment increased $1.3 million, or 3.4%, to $39.5 million at December 31, 2005 compared to $38.2 million at December 31, 2004. The increase was attributable to $5.7 million in asset additions which were partially offset by depreciation and amortization expense of $3.6 million. Significant additions during 2005 included property acquired for the construction of new, full-service banking facilities in Omaha and Hastings, Nebraska which were completed in 2006.

        FHLBank Stock. FHLBank stock totaled $58.5 million at December 31, 2005, an increase of $4.2 million, or 7.8%, compared to $54.3 million at December 31, 2004.

        Goodwill and Other Intangible Assets. Goodwill totaled $42.3 million at December 31, 2005 and 2004 and related to the 2004 acquisition of UNFC. Other intangible assets declined $1.8 million, or 15.5%, to $10.0 million at December 31, 2005 compared to $11.9 million at December 31, 2004. This amount related to core deposit intangible assets recorded as a result of the UNFC acquisition. The decline was related to amortization during the year ended December 31, 2005.

        Other Assets. Other assets increased $4.8 million, or 20.6%, to $28.5 million at December 31, 2005 compared to $23.6 million at December 31, 2004. At December 31, 2005, the largest item recorded in other assets was net servicing assets of $11.7 million. The remainder consisted of prepaid expenses, miscellaneous receivables and other miscellaneous assets.

        Deposits. Total deposits increased $173.6 million, or 9.3%, to $2.0 billion at December 31, 2005 compared to $1.9 billion at December 31, 2004.

	At December 31,
(Dollars in thousands)	2005	2004	Increase (Decrease)	% Change
Noninterest-bearing checking	$138,578	$112,216	$26,362	23.49%
Savings	57,037	79,546	(22,509)	(28.30)
Interest-bearing checking	398,094	414,093	(15,999)	(3.86)
Money market	338,518	291,111	47,407	16.28
Time deposits	1,106,092	967,795	138,297	14.29

Total deposits	$2,038,319	$1,864,761	$173,558	9.31%

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

        Accrued Expenses and Other Liabilities. Our accrued expenses and other liabilities totaled $28.0 million at December 31, 2005, a decrease of $3.7 million, or 11.8%, compared to $31.8 million at December 31, 2004. The primary items comprising accrued expenses and other liabilities were accrued taxes payable, deferred compensation agreements, loan servicing payments, end-lender loan payments associated with our warehouse mortgage lines of credit and other miscellaneous accrued expenses.

        Stockholders’ Equity. At December 31, 2005, stockholders’ equity totaled $308.9 million, an increase of $31.8 million, or 11.5%, compared to $277.0 million at December 31, 2004. The increase in stockholders’ equity primarily reflected net income of $32.8 million during the year ended December 31, 2005, $4.0 million related to common stock earned by participants in the ESOP and $3.1 million related to amortization of awards under the MRRP. These increases were partially offset by the repurchase of 148,538 shares of our outstanding common stock at a cost of $3.6 million and $3.8 million in cash dividends paid to our stockholders.

        We paid cash dividends of $0.05 per common share on March 31, 2005 to stockholders of record on March 15, 2005 and $0.06 per common share on June 30, 2005, September 30, 2005 and December 31, 2005 to stockholders of record on June 15, 2005, September 15, 2005 and December 15, 2005, respectively.

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

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

        Net Income. Net income for the year ended December 31, 2006 was $41.3 million, or $2.41 per diluted share ($2.50 per basic share), compared to net income of $32.8 million, or $1.97 per diluted share ($2.02 per basic share), for the year ended December 31, 2005. Contributing to the increases in net income and earnings per share for the year ended December 31, 2006 was a $2.7 million pre-tax prepayment fee on a commercial real estate loan and a $1.0 million pre-tax gain on sale of two north-central Kansas bank offices and related deposits. Offsetting the positive effect of these two items were expenses related to employee stock options. Employee stock option expenses impacted earnings per share by $0.06 for the year ended December 31, 2006. We began expensing employee stock options in the first quarter of 2006 following the implementation of new accounting guidelines.

        Net Interest Income. Net interest income is the most significant component of our earnings and consists of interest income on interest-earning assets offset by interest expense on interest-bearing liabilities. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume relates to the level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and mix of interest-earning assets and interest-bearing liabilities. Net interest income before provision for loan losses totaled $125.9 million for the year ended December 31, 2006, an increase of $21.0 million, or 20.0%, compared to $104.9 million for the year ended December 31, 2005. The increase in net interest income was attributable to a continued increase in the average yield on our net loan portfolio, partially offset by an increase in our funding cost, supplemented by a $2.7 million prepayment fee collected on a commercial real estate loan during the year ended December 31, 2006.

        Our average interest rate spread for the years ended December 31, 2006 and 2005 was 3.72% and 3.33%, respectively. The increase in our average interest rate spread was attributable to the increase in the yield earned on our interest-earning assets, primarily our net loan portfolio, being greater than the increase in our average rate paid on interest-bearing liabilities. The average yield on interest-earning assets was 7.24% for the year ended December 31, 2006, a 119 basis point increase compared to 6.05% for the year ended December 31, 2005. The increase in the average yield earned on interest-earning assets was primarily related to an increase in the average yield earned on loans receivable. Our average yield earned on loans receivable for the years ended December 31, 2006 and 2005 was 7.39% and 6.19%, respectively. This increase was primarily the result of our lending strategy to focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Our average rate paid on interest bearing liabilities was 3.52% for the year ended December 31, 2006, an increase of 80 basis points compared to 2.72% for the year ended December 31, 2005. The increase in the average rate paid on interest-bearing liabilities was primarily the result of customers migrating to higher-yielding deposit products such as time deposits and money market accounts coupled with increased borrowing costs associated with FHLBank advances. These increases were primarily the result of a series of interest rate increases set by the Federal Reserve Board throughout 2005 and the first half of 2006 that has affected the rate we pay on interest-bearing deposits and borrowings.

        Our net interest margin (net interest income divided by average interest-earning assets) increased to 4.07% for the year ended December 31, 2006 compared to 3.58% for the year ended December 31, 2005. The increase in our net interest margin for the year ended December 31, 2006 was primarily the result of increases in the average yield earned and average balance of loans receivable. The average balance of our total interest-earning assets was $3.1 billion for the year ended December 31, 2006, an increase of $157.0 million, or 5.4%, compared to $2.9 billion for the year ended December 31, 2005. We anticipate that average interest rate spread and net interest margin compression may occur during 2007 due to increased deposit interest costs and refinancing of our FHLBank advances and other borrowings.

        Excluding the receipt of the $2.7 million pre-tax loan prepayment fee, our average interest rate spread would have been 3.63% for the year ended December 31, 2006. Our net interest margin would have been 3.99% for the year ended December 31, 2006.

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

	Year Ended December 31,
	2006			2005			2004
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$1,934	$85	4.40%	$25	$1	4.00%	$2,192	$31	1.42%
Investment securities (1)	167,587	8,422	5.03%	173,012	7,143	4.13%	115,687	4,540	3.92%
Mortgage-backed securities (1)	16,200	653	4.03%	27,961	1,022	3.66%	22,341	837	3.75%
Loans receivable (2)	2,904,606	214,727	7.39%	2,732,360	169,177	6.19%	2,204,575	119,572	5.42%

Total interest-earning assets	3,090,327	223,887	7.24%	2,933,358	177,343	6.05%	2,344,795	124,980	5.33%
Noninterest-earning assets	205,289			196,703			131,117

Total assets	$3,295,616			$3,130,061			$2,475,912

Interest-bearing liabilities:
Interest-bearing checking accounts	$361,056	$4,147	1.15%	$386,968	$3,055	0.79%	$333,129	$2,476	0.74%
Savings accounts	51,643	263	0.51%	68,909	410	0.59%	42,346	291	0.69%
Money market accounts	393,807	11,102	2.82%	313,802	5,095	1.62%	275,216	2,731	0.99%
Time deposits	1,085,350	44,715	4.12%	1,059,876	33,387	3.15%	757,363	20,956	2.77%

Total interest-bearing deposits	1,891,856	60,227	3.18%	1,829,555	41,947	2.29%	1,408,054	26,454	1.88%
FHLBank Topeka advances and
other borrowings	893,420	37,792	4.23%	834,595	30,481	3.65%	661,687	21,315	3.22%

Total interest-bearing liabilities	2,785,276	98,019	3.52%	2,664,150	72,428	2.72%	2,069,741	47,769	2.31%

Noninterest-bearing accounts	119,394			112,902			70,719
Other liabilities	59,929			62,074			55,838

Total liabilities	2,964,599			2,839,126			2,196,298
Stockholders’ equity	331,017			290,935			279,614

Total liabilities and
stockholders’ equity	$3,295,616			$3,130,061			$2,475,912

Net interest-earnings assets	$305,051			$269,208			$275,054
Net interest income; average
interest rate spread		$125,868	3.72%		$104,915	3.33%		$77,211	3.02%
Net interest margin (3)			4.07%			3.58%			3.29%
Average interest-earning assets to
average interest-bearing liabilities			110.95%			110.10%			113.29%

(1) Includes securities available for sale and held to maturity. Investment securities also include FHLBank Topeka stock.
(2) Includes nonperforming loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.
(3) Net interest income divided by average interest-earning assets.

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

	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Federal funds sold	$--	$84	$84	$21	$(52)	$(31)
Investment securities	1,510	(231)	1,279	254	2,349	2,603
Mortgage-backed securities	95	(464)	(369)	(21)	206	185
Loans receivable (1)	34,373	11,177	45,550	18,475	31,131	49,606

Total interest income	35,978	10,566	46,544	18,729	33,634	52,363

Interest expense:
Interest-bearing
checking accounts	1,309	(217)	1,092	171	408	579
Savings accounts	(51)	(96)	(147)	(46)	165	119
Money market accounts	4,469	1,538	6,007	1,937	427	2,364
Time deposits	10,508	820	11,328	3,178	9,253	12,431

Total deposits	16,235	2,045	18,280	5,240	10,253	15,493
FHLBank Topeka advances and
other borrowings	5,065	2,246	7,311	3,100	6,066	9,166

Total interest expense	21,300	4,291	25,591	8,340	16,319	24,659

Net change in net interest income	$14,678	$6,275	$20,953	$10,389	$17,315	$27,704

(1) Calculated net of uamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.

        Interest Income. Our total interest income for the year ended December 31, 2006 was $223.9 million, an increase of $46.5 million, or 26.2%, compared to $177.3 million for the year ended December 31, 2005. Interest income on loans receivable totaled $214.7 million for the year ended December 31, 2006, an increase of $45.6 million, or 26.9%, compared to $169.2 million for year ended December 31, 2005. The average balance of loans receivable increased $172.2 million, or 6.3%, to $2.9 billion for the year ended December 31, 2006 compared to $2.7 billion for year ended December 31, 2005. The average yield earned on loans receivable increased to 7.39% for the year ended December 31, 2006 compared to 6.19% for the year ended December 31, 2005.

        The increase in total interest income for the year ended December 31, 2006 was primarily attributable to an increase in interest income on loans receivable. The increase in interest income on loans receivable was primarily attributable to an increase in the average yield earned. The increase in the average yield earned and average balance of loans receivable was primarily the result of our lending strategy to focus on and sustain our holdings of loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity.

        Interest Expense. Our total interest expense for the year ended December 31, 2006 was $98.0 million, an increase of $25.6 million, or 35.3%, compared to $72.4 million for the year ended December 31, 2005. Interest expense on deposits totaled $60.2 million for the year ended December 31, 2006, an increase of $18.3 million, or 43.6%, compared to $41.9 million for the year ended December 31, 2005. Interest expense on FHLBank advances and other borrowings increased $7.3 million, or 24.0%, to $37.8 million for the year ended December 31, 2006 compared to $30.5 million for the year ended December 31, 2005. The average rate paid on interest-bearing deposits was 3.18% and 2.29% for the years ended December 31, 2006 and 2005, respectively. The average rate paid on FHLBank advances and other borrowings increased to 4.23% for the year ended December 31, 2006 compared to 3.65% for the year ended December 31, 2005. The average balance of our interest-bearing liabilities totaled $2.8 billion for the year ended December 31, 2006, an increase of $121.1 million, or 4.5%, compared to $2.7 billion for the year ended December 31, 2005. The average balance of our interest-bearing deposits increased $62.3 million, or 3.4%, to $1.9 billion for the year ended December 31, 2006 compared to $1.8 billion for the year ended December 31, 2005. The average balance of our FHLBank advances and other borrowings totaled $893.4 million for the year ended December 31, 2006, an increase of $58.8 million, or 7.0%, compared to $834.6 million for the year ended December 31, 2005.

        The increase in interest expense was attributable to an increase in the average rate paid on interest-bearing liabilities. This increase was primarily the result of a series of interest rate increases set by the Federal Reserve Board throughout 2005 and the first half of 2006 that has affected the rate we pay on interest bearing deposits and borrowings.

        Provision for Loan Losses. We establish provisions for loan losses in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management performs reviews no less frequently than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio. Our reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors.

        We made a provision for loan losses of $6.1 million for the year ended December 31, 2006 compared to $6.4 million for the year ended December 31, 2005, a decrease of $383,000, or 6.0%. At December 31, 2006 our nonperforming loans totaled $30.1 million, or 0.99% of net loans, compared to $14.4 million, or 0.51% of net loans, at December 31, 2005. The increase in nonperforming loans and assets related primarily to increases of $16.2 million in nonperforming residential construction loans, $3.8 million in nonperforming land and land development loans, $2.8 million in real estate owned and $1.8 million in nonperforming business loans partially offset by a $4.6 million decline in nonperforming multi-family residential loans. Our focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity also subjects us to a potentially higher degree of credit risk. Our loan delinquency rate (30 or more days delinquent) at December 31, 2006 as a percentage of net loans (before allowance for loan losses) was 1.89% compared to 1.34% at December 31, 2005. We anticipate that the level of loan delinquencies may continue to increase for the foreseeable future.

        During the years ended December 31, 2006 and 2005, we charged-off, net of recoveries, $3.8 million and $2.4 million, respectively. Charge-offs, net of recoveries, during the year ended December 31, 2006 consisted primarily of $1.4 million of consumer loans, $982,000 of business loans and $532,000 of land and land development loans. Our charge-offs, net of recoveries, as a percentage of average loans outstanding were 0.13% and 0.09%, respectively, for the years ended December 31, 2006 and 2005. Our strategy of focusing on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity subjects us to an increased level of credit risk. Our focus on such loans has contributed to an increased amount of loan delinquencies and charge-offs in recent years.

        Noninterest Income. Noninterest income for the year ended December 31, 2006 was $29.1 million, an increase of $2.5 million, or 9.4%, compared to $26.6 million for the year ended December 31, 2005.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	Increase (Decrease)	% Change
Deposit account fees and service charges	$15,054	$13,828	$1,226	8.87%
Debit card fees	2,736	2,104	632	30.04
Lending fees and service charges	3,290	3,353	(63)	(1.88)
Mortgage servicing rights valuation adjustments	--	800	(800)	(100.00)
Commissions and management fee income	3,886	3,802	84	2.21
Income (loss) from real estate operations, net	(268)	(7)	(261)	3,728.57
Net gain (loss) on sales of:
Investment securities	21	14	7	50.00
Loans held for sale	2,084	1,928	156	8.09
Real estate owned	(135)	85	(220)	(258.82)
Gain on sale of branches	1,024	--	1,024	N/A
Other operating income	1,392	678	714	105.31

Total noninterest income	$29,084	$26,585	$2,499	9.40%

        The increase in noninterest income during the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily attributable to a $1.2 million increase in deposit account fees and service charges and a $1.0 million pre-tax gain on sale of two north-central Kansas bank offices and related deposits. The increase in deposit account and debit card fees was largely due to an increase in the number of transaction accounts. At December 31, 2006, we had 128,600 transaction accounts, an increase of 3,700 accounts, compared to December 31, 2005. The increases in noninterest income during the year ended December 31, 2006 compared to the year ended December 31, 2005 were partially offset by no mortgage servicing rights valuation recapture in 2006 compared to $800,000 of recapture during 2005.

        Noninterest Expense. Our noninterest expense increased by $9.3 million, or 12.9%, to $81.8 million for the year ended December 31, 2006 compared to $72.5 million for the year ended December 31, 2005.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	Increase (Decrease)	% Change
Employee compensation	$31,696	$28,410	$3,286	11.57%
Employee benefits	5,350	4,209	1,141	27.11
Payroll taxes	2,649	2,293	356	15.53
Management Recognition and Retention Plan	2,904	2,875	29	1.01
Employee Stock Ownership Plan	4,783	3,876	907	23.40
2003 Stock Option Plan	1,682	--	1,682	N/A
Occupancy, net	8,912	8,546	366	4.28
Data processing	2,200	2,024	176	8.70
Advertising	4,455	4,483	(28)	(0.62)
Core deposit intangible asset amortization	1,753	1,835	(82)	(4.47)
Professional services	2,308	2,262	46	2.03
Other	13,077	11,637	1,440	12.37

Total noninterest expense	$81,769	$72,450	$9,319	12.86%

        The increase in noninterest expense during the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily attributable to increases in employee compensation, stock-based compensation plans and employee benefits. The increase in employee compensation, employee benefits and payroll taxes resulted from continued personnel growth and annual salary increases as well as charges related to the expensing of employee stock options. At December 31, 2006 we had 850 full-time equivalent employees compared to 772 full-time equivalent employees at December 31, 2005. In accordance with SFAS No. 123(R), Share-Based Payment, we began expensing stock options on January 1, 2006 using the modified-prospective application method. Other operating expenses in 2006 increased primarily due to an increase of $874,000 in legal expense. Our legal expenses in 2006 primarily relate to a breach of contract lawsuit filed in 1995 against the federal government following the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). Under FIRREA, the federal government eliminated approximately $30.0 million of goodwill remaining from three supervisory mergers we completed in 1982. In October 2006, we received a favorable opinion, which is now on appeal, from the United States Court of Federal Claims awarding us $4.5 million in damages.

        Income Tax Expense. Our income tax expense increased by $6.0 million, or 30.5%, to $25.8 million for the year ended December 31, 2006 compared to $19.8 million for the year ended December 31, 2005. The increase in income tax expense for the year ended December 31, 2006 compared to the same period in 2005 was primarily due to an increase in net income. The effective income tax rate for the year ended December 31, 2006 was 38.5% compared to 37.6% for the year ended December 31, 2005. This increase in our effective tax rate was the result of an increase in nondeductible employee benefits.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

        General. Our results of operations for the year ended December 31, 2005 were affected by our August 2004 acquisition of UNFC and the acquisition in November 2004 of four loan production offices from First Indiana Bank, which included $134.4 million of outstanding residential construction loans against forward commitments of $264.5 million. Our results of operations for the year ended December 31, 2005 include a full-year of operating results from the UNFC and First Indiana transactions. The UNFC transaction was completed in August 2004, thus, our results of operations for the year ended December 31, 2004 included four months of results related to the UNFC transaction. The First Indiana Bank transaction was completed in November 2004 and contributed only two months of results for the year ended December 31, 2004.

        Net Income. Our net income for the year ended December 31, 2005 was $32.8 million, or $1.97 per diluted share ($2.02 per basic share), compared to net income of $23.9 million, or $1.39 per diluted share ($1.42 per basic share), for the year ended December 31, 2004.

        Net Interest Income. Net interest income before provision for loan losses totaled $104.9 million for the year ended December 31, 2005, an increase of $27.7 million, or 35.9%, compared to $77.2 million for the year ended December 31, 2004. The increase in net interest income was primarily due to increases in the average balance of and average yield earned on loans receivable.

        Our average interest rate spread for the years ended December 31, 2005 and 2004 was 3.33% and 3.02%, respectively. The increase in our average interest rate spread was attributable to our increase in the yield earned on interest-earning assets being greater than the increase in our average rate paid on interest-bearing liabilities. The average yield on interest-earning assets was 6.05% for the year ended December 31, 2005 compared to 5.33% for the year ended December 31, 2004. The increase in the average yield earned on interest-earning assets was primarily related to an increase in the average yield earned on loans receivable. Our average yield earned on loans receivable for the years ended December 31, 2005 and 2004 was 6.19% and 5.42%, respectively. This increase was primarily the result of our lending strategy to focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Our average rate paid on interest bearing liabilities was 2.72% for the year ended December 31, 2005 compared to 2.31% for the year ended December 31, 2004.

        Our net interest margin (net interest income divided by average interest-earning assets) increased to 3.58% for the year ended December 31, 2005 compared to 3.29% for the year ended December 31, 2004. The increase in our net interest margin was the result of increases in the average balance and average yield of interest-earning assets. The average balance of our total interest-earning assets was $2.9 billion for the year ended December 31, 2005; an increase of $588.6 million, or 25.1%, compared to $2.3 billion for the year ended December 31, 2004.

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

        Interest Expense. Our total interest expense for the year ended December 31, 2005 totaled $72.4 million, a $24.7 million, or 51.6%, increase compared to $47.8 million for the year ended December 31, 2004. Interest expense on deposits was $41.9 million for the year ended December 31, 2005, an increase of $15.5 million, or 58.6%, compared to $26.5 million for the year ended December 31, 2004. Interest expense on FHLBank advances and other borrowings increased $9.2 million, or 43.0%, to $30.5 million for the year ended December 31, 2005 compared to $21.3 million for the year ended December 31, 2004. The increase in interest expense during 2005 was the result of an increase in the average balance of interest-bearing liabilities and a series of interest rate increases set forth by the Federal Reserve Board which affected the rates we paid on interest-bearing liabilities. The primary reasons for the increase in interest expense were a $421.5 million increase in the average balance of interest-bearing deposits and a 41 basis point increase in the average rate paid on interest-bearing deposits. The average rate paid on interest-bearing deposits was 2.29% and 1.88% for the years ended December 31, 2005 and 2004, respectively. Additionally, the average balance of our FHLBank advances and other borrowings increased $172.9 million, or 26.1%, to $834.6 million for the year ended December 31, 2005 compared to $661.7 million for the year ended December 31, 2004. The average rate paid on FHLBank advances and other borrowings increased to 3.65% for the year ended December 31, 2005 compared to 3.22% for the year ended December 31, 2004.

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

Asset and Liability Management

        Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from the interest rate risk that is inherent in our lending and deposit taking activities. The results of operations for financial institutions may be materially and adversely affected by changes in economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Our net interest income and the net present value of our assets, liabilities and off-balance sheet contracts are subject to fluctuations in interest rates. When interest-earnings assets such as loans are funded by interest-bearing liabilities such as deposits and FHLBank advances and other borrowings, a changing interest rate environment may have a significant effect on our financial condition and results of operations. To that end, we actively manage our interest rate risk exposure. Additionally, our loan portfolio is subject to credit risk. We manage credit risk primarily through our loan underwriting and oversight policies.

        Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans; whereas, when interest rates decrease, borrowers are more likely to prepay loans. Loan prepayments may affect the levels of loans retained in our portfolio and may affect our net interest income.

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

        Our interest rate sensitivity is monitored by management through the use of financial modeling software that estimates the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the fair value of assets in the same scenario. The OTS produces a similar analysis using its own model, based upon data submitted in our quarterly Thrift Financial Reports, the results of which may vary from our internal model primarily due to differences in assumptions utilized, including estimated loan prepayment speeds, reinvestment rates and deposit turnover rates.

        Net Portfolio Value. The following table sets forth our NPV as of December 31, 2006, as calculated by the OTS:

	Net Portfolio Value				NPV as a % of Portfolio Value of Assets
(Dollars in thousands)	$ Amount	$ Change	% Change		NPV Ratio	Change
Change in Interest Rates in Basis Points (Rate Shock):
300	$426,815	$(29,639)	(6.49	) %	12.38%	(0.63	) %
200	441,851	(14,603)	(3.20)		12.73	(0.28)
100	453,300	(3,154)	(0.69)		12.99	(0.02)
Static	456,454	--	--		13.01	--
-100	446,218	(10,236)	(2.24)		12.67	(0.34)
-200	420,436	(36,018)	(7.89)		11.88	(1.13)

        Due to our recognition of the need to control our interest rate exposure, we have focused on loans with relatively higher yields, adjustable interest rates and shorter terms to maturity which are less subject to interest rate risk and primarily consist of multi-family residential, commercial real estate, land and land development, construction, agricultural, business, warehouse mortgage lines of credit and consumer loans.

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

        GAP Analysis. The following table sets forth the estimated maturity/repricing and the resulting gap between our interest-earning assets and interest-bearing liabilities at December 31, 2006. The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based on our historical experience and estimated deposit account decay rates. Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard.

	Maturity / Repricing During the Year Ended December 31,
(Dollars in thousands)	2007		2008 - 2009		2010 - 2011	After 2011	Total
Interest-earning assets(1):
Investment securities (2)	$64,712		$20,988		$6,236	$14,117	$106,053
Mortgage-backed securities (2)	4,675		4,726		1,849	1,226	12,476
Net loans (3)	1,309,368		1,099,719		398,717	242,356	3,050,160
FHLBank Topeka stock	4,502		--		--	57,520	62,022

Total interest-earning assets	1,383,257		1,125,433		406,802	315,219	3,230,711

Interest-bearing liabilities:
Savings accounts	20,677		22,726		2,049	--	45,452
Interest-bearing checking accounts	111,056		158,651		74,037	5,289	349,033
Money market accounts	95,796		150,535		95,795	41,056	383,182
Time deposits	990,622		117,936		11,885	110	1,120,553
FHLBank Topeka advances and
other borrowings	582,038		305,425		40,000	34,913	962,376

Total interest-bearing liabilities	1,800,189		755,273		223,766	81,368	2,860,596

Interest sensitivity gap	$(416,932)		$370,160		$183,036	$233,851	$370,115

Cumulative interest sensitivity gap	$(416,932)		$(46,772)		$136,264	$370,115	$--

Cumulative interest sensitivity gap as
a percentage of total assets	(12.15	) %	(1.36	) %	3.97%	10.79%

Cumulative net interest-earnings assets
a percentage of cumulative interest-
bearing liabilities	76.84%		98.17%		104.90%	112.94%

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

        We actively manage our liquidity in an effort to maintain an adequate liquidity margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. Our liquidity level may vary throughout the year, depending on economic conditions, deposit fluctuations and loan funding needs.

        During the year ended December 31, 2006, net cash provided by operating activities was $39.9 million, which primarily consisted of net income. Net cash used in investing activities during the year ended December 31, 2006 was $190.6 million and related to the funding of loans, the purchase of available for sale investment securities and premises and equipment purchases partially offset by cash inflows from maturing and sold investment securities. During the year ended December 31, 2006, net cash provided by financing activities was $149.5 million, which consisted primarily of net cash inflows from FHLBank advances and deposits, partially offset by cash transferred due to the sale of branches and deposits, the repurchase of common stock and cash dividends paid on our common stock.

        Deposits, particularly core deposits, typically provide a more preferable source of funding than FHLBank advances and other borrowings. However, to the extent that competitive or market factors do not allow us to meet our funding needs with deposits alone, FHLBank advances and other borrowings provide a readily available alternative source of liquidity. During 2006, deposits generated through our retail banking facilities increased $105.6 million and we acquired $8.1 million in deposits related to the Marine Bank transaction. Offsetting our 2006 increase in deposits was a transfer of $21.7 million of deposits to the purchaser of our Plainville and Stockton, Kansas bank offices and the maturing of $78.0 million of brokered time deposits which existed at December 31, 2005. As a result, net deposits increased $14.0 million, or 0.7% to $2.1 billion at December 31, 2006. The increase in deposits was primarily used to fund loan origination and purchase activities. At December 31, 2006, we had time deposits maturing within the next 12 months amounting to $990.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be redeposited with us.

        In addition to cash flows generated by loan and securities payments and prepayments, we have additional borrowing capacity to fund our asset growth. The average balance of our FHLBank advances and other borrowings was $893.4 million for the year ended December 31, 2006 compared to $834.6 million for the year ended December 31, 2005. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to blanket collateral agreements with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans with carrying values totaling approximately $1.6 billion and $1.7 billion at December 31, 2006 and 2005, respectively. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We believe we have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At December 31, 2006, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at December 31, 2006	2007	2008 - 2009	2010 - 2011	After 2011
Contractual obligations:
FHLBank Topeka advances and
other borrowings	$962,376	$106,783	$80,414	$40,000	$735,179
Recourse obligations on assets	17,380	17,380	--	--	--
Annual rental commitments under non-
cancelable operating leases	4,437	1,037	1,539	693	1,168

Total contractual obligations	984,193	125,200	81,953	40,693	736,347

Lending commitments:
Commitments to originate loans	119,082	119,082	--	--	--
Commitments to sell loans	(41,513)	(41,513)	--	--	--
Commitments to purchase loans	50,816	50,816	--	--	--
Loans in process	637,677	345,137	292,540	--	--
Standby letters of credit	2,436	2,436	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	331,855	331,855	--	--	--
Business loans	226,892	226,892	--	--	--
Consumer loans	134,778	134,778	--	--	--

Total lending commitments and
unused lines of credit	1,462,023	1,169,483	292,540	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$2,446,216	$1,294,683	$374,493	$40,693	$736,347

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At December 31, 2006, the maximum total dollar amount of such recourse was approximately $17.4 million. Based on historical experience, at December 31, 2006, we had established a liability of $742,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities.

        For more information regarding our contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements see “Note 21 – Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

Statements of Financial Accounting Standards

        In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140, (“SFAS No. 155”), to address issues which had arisen related to SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 155, companies may elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. Additionally, SFAS No. 155 provides the following: (a) requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately; (b) clarifies which interest- and principal-only strips are subject to SFAS No. 133; and (c) amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), to eliminate the prohibition of a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event after the beginning of a company’s first fiscal year beginning after September 15, 2006. We do not anticipate that the adoption of SFAS No. 155 will have a material impact on our consolidated financial statements.

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 has the following requirements: (a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; (b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical; (c) permits an entity to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; (d) at its initial adoption, permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of a company’s first fiscal year beginning after September 15, 2006. We do not anticipate that the adoption of SFAS No. 156 will have a material impact on our consolidated financial statements.

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

        In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position. The funded status is measured as the difference between the assets at fair value and benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS No. 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits and the transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on our consolidated financial statements.

Financial Accounting Standards Board Interpretations

        In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”)", which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact that FIN 48 may have on our consolidated financial statements, however, we do not anticipate that it will have a material impact on our consolidated financial statements upon adoption.

SEC Staff Accounting Bulletins

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”).” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 will be applicable to all financial statements issued after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

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

        We have audited the accompanying consolidated statements of financial condition of TierOne Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TierOne Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TierOne Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based benefit plans.

/s/ KPMG LLP

Lincoln, Nebraska
March 7, 2007

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per share data)	2006	2005
ASSETS
Cash and due from banks	$86,808	$83,534
Federal funds sold	--	4,500

Total cash and cash equivalents	86,808	88,034

Investment securities:
Held to maturity, at cost which approximates fair value	90	111
Available for sale, at fair value	105,000	102,614
Mortgage-backed securities, available for sale, at fair value	12,272	19,752
Loans receivable:
Net loans (includes loans held for sale of $19,285 and $8,666 at
December 31, 2006 and 2005, respectively)	3,050,160	2,844,670
Allowance for loan losses	(33,129)	(30,870)

Net loans after allowance for loan losses	3,017,031	2,813,800

FHLBank Topeka stock, at cost	62,022	58,491
Premises and equipment, net	39,821	39,509
Accrued interest receivable	23,023	19,190
Goodwill	42,228	42,283
Other intangible assets, net	8,391	10,041
Other assets	34,483	28,450

Total assets	$3,431,169	$3,222,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,052,343	$2,038,319
FHLBank Topeka advances and other borrowings	962,376	814,924
Advance payments from borrowers for taxes, insurance and other escrow funds	27,203	24,864
Accrued interest payable	6,620	7,289
Accrued expenses and other liabilities	29,344	28,012

Total liabilities	3,077,886	2,913,408

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized; 18,041,413 and
18,150,773 shares issued and outstanding at December 31, 2006 and 2005, respectively	226	226
Additional paid-in capital	358,733	358,587
Retained earnings, substantially restricted	112,111	75,282
Treasury stock, at cost; 4,533,662 and 4,424,302 shares at
December 31, 2006 and 2005, respectively	(105,406)	(101,584)
Unallocated common stock held by Employee Stock Ownership Plan	(11,664)	(13,169)
Unearned common stock held by Management Recognition and Retention Plan	--	(9,368)
Accumulated other comprehensive loss, net	(717)	(1,107)

Total stockholders’ equity	353,283	308,867

Total liabilities and stockholders equity	$3,431,169	$3,222,275

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004
Interest income:
Loans receivable	$214,727	$169,177	$119,572
Investment securities	9,075	8,165	5,377
Other interest-earning assets	85	1	31

Total interest income	223,887	177,343	124,980

Interest expense:
Deposits	60,227	41,947	26,454
FHLBank Topeka advances and other borrowings	37,792	30,481	21,315

Total interest expense	98,019	72,428	47,769

Net interest income	125,868	104,915	77,211
Provision for loan losses	6,053	6,436	4,887

Net interest income after provision for loan losses	119,815	98,479	72,324

Noninterest income:
Fees and service charges	22,230	21,783	17,173
Debit card fees	2,736	2,104	1,977
Loss from real estate operations, net	(268)	(7)	(16)
Net gain (loss) on sales of:
Investment securities	21	14	461
Loans held for sale	2,084	1,928	1,863
Real estate owned	(135)	85	189
Gain on pension plan curtailment	--	--	1,456
Other operating income	2,416	678	802

Total noninterest income	29,084	26,585	23,905

Noninterest expense:
Salaries and employee benefits	49,064	41,663	34,593
Occupancy, net	8,912	8,546	6,938
Data processing	2,200	2,024	1,951
Advertising	4,455	4,483	3,357
Other operating expense	17,138	15,734	11,373

Total noninterest expense	81,769	72,450	58,212

Income before income taxes	67,130	52,614	38,017
Income tax expense	25,815	19,782	14,152

Net income	$41,315	$32,832	$23,865

Net income per common share, basic	$2.50	$2.02	$1.42

Net income per common share, diluted	$2.41	$1.97	$1.39

Dividends declared per common share	$0.27	$0.23	$0.20

Average common shares outstanding, basic (000’s)	16,494	16,221	16,802

Average common shares outstanding, diluted (000’s)	17,147	16,690	17,136

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders’ Equity
Balance at December 31, 2003	$226	$354,054	$25,833	$(53,613)	$(16,179)	$(14,982)	$(250)	$295,089

Common stock earned by
employees in Employee
Stock Ownership Plan	--	1,859	--	--	1,505	--	--	3,364
Amortization of awards under the
Management Recognition and
Retention Plan	--	83	--	--	--	2,753	--	2,836
Treasury stock reissued under 2003
Stock Option Plan	--	(10)	--	46	--	--	--	36
Repurchase of common stock
(2,031,757 shares)	--	--	--	(44,687)	--	--	--	(44,687)
Dividends paid ($0.20 per common share)	--	--	(3,435)	--	--	--	--	(3,435)
Comprehensive income:
Net income	--	--	23,865	--	--	--	--	23,865
Additional minimum pension
liability, net of tax	--	--	--	--	--	--	452	452
Change in unrealized gain on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	(497)	(497)

Total comprehensive income	--	--	23,865	--	--	--	(45)	23,820

Balance at December 31, 2004	226	355,986	46,263	(98,254)	(14,674)	(12,229)	(295)	277,023

Common stock earned by
employees in Employee
Stock Ownership Plan	--	2,446	--	--	1,505	--	--	3,951
Amortization of awards under the
Management Recognition and
Retention Plan	--	214	--	--	--	2,861	--	3,075
Treasury stock reissued under 2003
Stock Option Plan	--	(59)	--	264	--	--	--	205
Repurchase of common stock
(148,538 shares)	--	--	--	(3,594)	--	--	--	(3,594)
Dividends paid ($0.23 per common share)	--	--	(3,813)	--	--	--	--	(3,813)
Comprehensive income:
Net income	--	--	32,832	--	--	--	--	32,832
Change in unrealized loss on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	(812)	(812)

Total comprehensive income	--	--	32,832	--	--	--	(812)	32,020

Balance at December 31, 2005	$226	$358,587	$75,282	$(101,584)	$(13,169)	$(9,368)	$(1,107)	$308,867

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Continued)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders’ Equity
Balance at December 31, 2005	$226	$358,587	$75,282	$(101,584)	$(13,169)	$(9,368)	$(1,107)	$308,867

Common stock earned by
employees in Employee
Stock Ownership Plan	--	3,404	--	--	1,505	--	--	4,909
Transfer of unearned common stock
held by Management Recognition and
Retention Plan upon adoption of
SFAS No. 123(R) on January 1, 2006	--	(9,368)	--	--	--	9,368	--	--
Amortization of awards under the
Management Recognition and
Retention Plan	--	2,904	--	--	--	--	--	2,904
Amortization of stock options under
2003 Stock Option Plan upon
adoption of SFAS No. 123(R)	--	1,682	--	--	--	--	--	1,682
Repurchase of common
stock (152,984 shares)	--	--	--	(4,825)	--	--	--	(4,825)
Treasury stock reissued under 2003
Stock Option Plan	--	(216)	--	1,003	--	--	--	787
Excess tax benefit realized from stock-
based compensation plans	--	960	--	--	--	--	--	960
Tax benefits realized from certain costs
deducted in mutual to stock conversion	--	780	--	--	--	--	--	780
Dividends paid ($0.27 per common share)	--	--	(4,486)	--	--	--	--	(4,486)
Comprehensive income:
Net income	--	--	41,315	--	--	--	--	41,315
Change in unrealized loss on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	390	390

Total comprehensive income	--	--	41,315	--	--	--	390	41,705

Balance at December 31, 2006	$226	$358,733	$112,111	$(105,406)	$(11,664)	$--	$(717)	$353,283

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Reconciliation of net income to net cash provided by operating activities:
Net income	$41,315	$32,832	$23,865
Adjustments to reconcile net income to net cash provided by
operating activities:
Net premium amortization (accretion) of investment and mortgage-backed securities	(96)	668	447
Premises and equipment depreciation and amortization	3,750	3,613	3,152
Amortization of intangible assets	1,752	1,836	623
Amortization of discount on FHLBank Topeka advances	(255)	(255)	(85)
Employee Stock Ownership Plan compensation expense	4,909	3,951	3,364
2003 Management Recognition and Retention Plan compensation expense	2,904	3,075	2,836
2003 Stock Option Plan compensation expense	1,682	--	--
Amortization of premiums (accretion of discounts) on net loans	(2,579)	2,926	8,026
FHLBank Topeka stock dividend	(3,531)	(2,685)	(1,543)
Deferred income tax expense (benefit)	(191)	(1,112)	1,337
Provision for loan losses	6,053	6,436	4,887
Provision for real estate owned losses	370	73	23
Proceeds from sales of loans held for sale	245,074	256,506	285,629
Originations and purchases of loans held for sale	(253,609)	(251,288)	(288,639)
Excess tax benefits from stock-based compensation plans	(960)	--	--
Premium on sale of branch deposits	(1,089)	--	--
Net (gain) loss on sales of:
Investment securities	(21)	(14)	(596)
Loss on impairment of securities	--	--	135
Loans held for sale	(2,084)	(1,928)	(1,863)
Real estate owned	135	(85)	(189)
Premises and equipment	(108)	21	(266)
Changes in certain assets and liabilities:
Accrued interest receivable	(3,833)	(3,617)	(912)
Other assets	(1,286)	(1,456)	67
Accrued interest payable	(669)	981	415
Accrued expenses and other liabilities	2,293	(2,811)	(2,571)

Net cash provided by operating activities	39,926	47,667	38,142

Cash flows from investing activities:
Acquisition of United Nebraska Financial Co., net of cash acquired	--	--	(25,624)
Purchase of investment and mortgage-backed securities, available for sale	(94,488)	(4,451)	(13,969)
Proceeds from sale of investment and mortgage-backed securities, available for sale	2,326	3,230	16,787
Proceeds from maturities of investment securities, available for sale	90,477	24,396	28,362
Proceeds from principal repayments of investment
and mortgage-backed securities available for sale and held to maturity	7,516	16,441	11,641
Increase in loans receivable	(206,581)	(201,782)	(321,981)
Purchase of FHLBank Topeka stock	--	(1,522)	(16,076)
Sale of FHLBank Topeka stock	--	--	1,775
Additions to premises and equipment	(5,037)	(5,723)	(5,870)
Proceeds from sale of premises and equipment	444	147	827
Proceeds from sale of real estate owned	7,172	1,433	3,566
Marine Bank branch purchase, net of cash acquired	7,568	--	--

Net cash used in investing activities	(190,603)	(167,831)	(320,562)

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Cash flows from financing activities:
Net increase in deposits	$27,658	$173,558	$217,899
Net advances (repayment) on FHLBank Topeka line of credit
and short-term advances and other borrowings	66,912	(254,003)	139,819
Proceeds from FHLBank Topeka long-term advances and other borrowings	440,000	335,000	--
Repayments of FHLBank Topeka long-term advances and other borrowings	(352,205)	(107,484)	(27,085)
Proceeds from junior subordinated debentures	--	--	30,928
Repayment of junior subordinated debentures	(7,000)	--	--
Net increase (decrease) in advances from borrowers for taxes,
insurance and other escrow funds	2,339	(1,701)	4,074
Repurchase of common stock	(4,825)	(3,594)	(44,687)
Dividends paid on common stock	(4,486)	(3,813)	(3,435)
Excess tax benefit realized from the exercise of stock options	130	--	--
Excess tax benefit realized from the vesting of Management Recognition and
Retention Plan shares	830	--	--
Proceeds from the exercise of stock options	787	205	36
Net cash transferred due to sale of branches and deposits	(20,689)	--	--

Net cash provided by financing activities	149,451	138,168	317,549

Net increase (decrease) in cash and cash equivalents	(1,226)	18,004	35,129
Cash and cash equivalents at beginning of year	88,034	70,030	34,901

Cash and cash equivalents at end of year	$86,808	$88,034	$70,030

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$98,689	$71,447	$47,354
Income taxes, net of refunds	$25,106	$20,095	$14,796

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$10,495	$3,485	$2,363
Loss on impairment of securities	$--	$--	$135

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

        Basis of Consolidation. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, TMS Corporation of the Americas (“TMS”) and United Farm & Ranch Management (“UFARM”). TMS is the holding company of TierOne Investments and Insurance, Inc. (d/b/a TierOne Financial), a company that administers the sale of insurance and securities products, and TierOne Reinsurance Company, which reinsures credit life and disability insurance policies. UFARM provides agricultural customers with professional farm and ranch real estate management and real estate brokerage services.

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

        Securities classified as available for sale are securities we intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including movements in interest rates, changes in the maturity mix of our assets and liabilities, liquidity needs, regulatory capital considerations and other factors. These securities are carried at fair value with unrealized gains or losses reported as increases or decreases in cumulative other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in our results of operations. Unrealized losses for securities classified as held to maturity and available for sale judged to be other than temporary are charged to operations.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Loans Receivable. Net loans are stated at unpaid principal balances, plus/minus unamortized premiums, discounts and deferred loan origination fees and costs and loans in process. Interest on loans is credited to income as earned. Interest is not accrued on loans 90 or more days delinquent. Premiums or discounts on loans are amortized into income over the life of the loan using the interest method. Loan origination fees received in excess of certain direct origination costs are deferred and amortized into income over the contractual life of the loan using the interest method or recognized when the loan is sold or paid off. Additionally, accrual of interest and amortization of deferred loan fees on problem loans are excluded from income when, in the opinion of management, such suspension is warranted. Income is subsequently recognized only to the extent cash payments are received and, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

        Loans Held for Sale. Upon origination or purchase, we designate certain loans receivable as held for sale, as we do not intend to hold such loans through maturity. Loans held for sale generally consist of fixed-rate, one-to-four family residential loans and are carried at the lower of cost or market value, determined on an aggregate basis. Gains or losses on such loans are recognized utilizing the specific identification method.

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

        The allowance for loan losses consists of two elements. The first element is an allocated allowance established for loans identified by our credit review function that are evaluated individually for impairment and are considered to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by: (a) the fair value of the collateral if the loan is collateral dependent; (b) the present value of expected future cash flows; or (c) the loan’s observable market price. The second element is an allowance established for losses which are probable and reasonable to estimate on each of our categories of outstanding loans. While we use available information to recognize probable losses on loans inherent in the portfolio, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        We have identified a single reporting unit for purposes of goodwill impairment testing. The impairment test is therefore performed on a consolidated basis. We perform our goodwill impairment analysis on an annual basis during the third quarter. Additional impairment analysis may be performed if circumstances or events occur which may have an impact on the fair value of our goodwill. Generally, fair value represents a multiple of earnings or discounted projected cash flows. Potential impairment is indicated when the carrying value of the entity, including goodwill, exceeds its fair value. If potential for impairment exists, the fair value of the entity is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the entity’s goodwill. Impairment loss is recognized for any excess of the carrying value of the entity’s goodwill over the implied fair value. We performed our impairment analysis as of September 30, 2006 and concluded that no potential impairment of goodwill existed since the fair value of our goodwill exceeded its carrying value.

        The value of core deposit intangible assets acquired in connection with the UNFC and Marine Bank transactions, which is subject to amortization, is included in the Consolidated Statements of Financial Condition as other intangible assets. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition, account runoff, alternative funding costs, deposit servicing costs and discount rates. The core deposit intangible assets have been estimated to have nine- to ten-year lives. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in the Consolidated Statements of Income as other operating expense.

        We review our core deposit intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to these intangible assets. For the years ended December 31, 2006 and 2005, no events or circumstances triggered an impairment charge against our core deposit intangible assets.

        Mortgage Servicing Rights. The right to service loans for others is obtained by the sale of loans sold servicing retained or by direct purchase of such rights. Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of loans classified as held for sale. Capitalized mortgage servicing rights are reported in other assets and are amortized to other income in proportion to, and over the period of, the estimated future net servicing income for the underlying financial assets. These assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Impairment is determined by stratifying rights by predominant characteristics, including interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. The amortization expense and valuation adjustment is recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Income.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Premises and Equipment. Premises and equipment are recorded at cost and include expenditures for new facilities and equipment and items that substantially increase the useful lives of existing buildings and equipment. Premises and equipment are depreciated over their estimated useful life using the straight-line method of depreciation. Expenditures for normal repairs and maintenance are charged to earnings as incurred. When facilities or equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income.

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

        Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. It is computed after giving consideration to the weighted average dilutive effect of our Employee Stock Ownership Plan (“ESOP”) shares, 2003 Stock Option Plan (“SOP”) shares and 2003 Management Recognition and Retention Plan (“MRRP”) shares.

        Stock-Based Compensation. SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), requires that compensation expense related to stock-based payment transactions be recognized in the financial statements and that expense be measured based on the fair value of the equity or liability instrument issued. SFAS No. 123(R) also requires that forfeitures be estimated over the vesting period of the instrument. We adopted SFAS No. 123(R) using the modified-prospective method and have applied this method to the accounting for our stock options and restricted shares. Under the modified-prospective method, stock-based employee compensation expense recognized after adoption includes: (a) stock-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) stock-based employee compensation expense for all awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to January 1, 2006, as permitted by SFAS No. 123, we accounted for stock-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, therefore recorded no stock-based employee compensation expense for employee stock options. Results for periods prior to January 1, 2006 have not been restated.

        Comprehensive Income. Comprehensive income consists of net income, net unrealized gains (losses) on securities and an additional minimum pension liability and is reported, net of tax, in the Consolidated Statements of Changes in Stockholders’ Equity. Increases (decreases) in other comprehensive income are net of related income taxes (benefit) of $210,000, ($500,000) and ($25,000) for the years ended December 31, 2006, 2005 and 2004, respectively. Reclassification adjustments for realized gross gains (losses) included in income, were approximately ($291,000), ($57,000) and $171,000, net of tax (expense) benefit of approximately $109,000, $20,000 and ($60,000), respectively, for the years ended December 31, 2006, 2005 and 2004, respectively.

        Cash and Cash Equivalents. For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, federal funds sold and due from banks.

        Reclassifications. Certain prior years amounts have been reclassified to conform to the 2006 presentation.

2. Industry Segment Information

        Our activities are considered to be a single industry segment for financial reporting purposes. We are engaged in the business of commercial and retail banking, investment management, insurance and farm and ranch management and real estate brokerage services with operations conducted through 69 banking offices located in Nebraska, Iowa and Kansas and nine loan production offices located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

3. Earnings Per Share

        Basic and diluted EPS data are based on the weighted average number of common shares outstanding during each reporting period. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS are further adjusted for potential common shares that were dilutive and outstanding during the reporting period. Our potentially dilutive common shares at December 31, 2006, 2005 and 2004 represent shares issuable under our SOP and MRRP computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the EPS computations.

	Year Ended December 31,
	2006		2005		2004
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$41,315	$41,315	$32,832	$32,832	$23,865	$23,865

Weighted average number of
common shares outstanding
used in basic earnings per
share calculation (in 000's)	16,494	16,494	16,221	16,221	16,802	16,802

Common share equivalents -
2003 Stock Option Plan and MRRP
2003 Management Recognition
and Retention Plan
shares (in 000's)		653		469		334

Weighted average number of
common shares outstanding
used in diluted earnings per
share calcuation (in 000's)		17,147		16,690		17,136

Earnings per share	$2.50	$2.41	$2.02	$1.97	$1.42	$1.39

        Had stock-based employee compensation expense for our SOP been determined based on a calculated fair value using the Black-Scholes model at the grant date for awards subsequent to the distribution, consistent with the recognition provisions of SFAS No. 123(R), our net income and earnings per share would have been impacted as follows for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2005	2004
Net income (as reported)	$32,832	$23,865
Add: stock-based employee compensation expense
included in reported net income, net of related tax effects	1,868	1,790
Deduct: total stock-based employee compensation expense
determined under the fair value based method for all awards,
net of related tax effects	(2,996)	(2,884)

Pro forma net income	$31,704	$22,771

Basic earnings per share (as reported)	$2.02	$1.42
Pro forma basic earnings per share	$1.95	$1.36
Diluted earnings per share (as reported)	$1.97	$1.39
Pro forma diluted earnings per share	$1.90	$1.34

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

4. Investment and Mortgage-Backed Securities

        The amortized cost, gross unrealized gains and losses, and fair value of investment and mortgage-backed securities by major security category at December 31, 2006 and 2005 are as follows:

	At December 31, 2006
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$90	$--	$--	$90

Available for sale:
Mortgage-backed securities	12,476	51	255	12,272
U.S. Government securities and agency obligations	78,201	4	636	77,569
Corporate securities	5,245	--	115	5,130
Municipal obligations	15,970	19	61	15,928
Agency equity securities	547	--	10	537
Asset Management Fund - ARM Fund	6,000	--	164	5,836

Total investment and mortgage-backed
securities, available for sale	$118,439	$74	$1,241	$117,272

	At December 31, 2005
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$111	$--	$--	$111

Available for sale:
Mortgage-backed securities	20,087	83	418	19,752
U.S. Government securities and agency obligations	68,949	7	1,195	67,761
Corporate securities	10,249	79	64	10,264
Municipal obligations	18,301	32	113	18,220
Agency equity securities	546	1	26	521
Asset Management Fund - ARM Fund	6,000	--	152	5,848

Total investment and mortgage-backed
securities, available for sale	$124,132	$202	$1,968	$122,366

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The amortized cost and estimated fair value of investment securities at December 31, 2006, by contractual maturity, is shown in the following table. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2006
	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amount maturing in:
2007	$--	$--	$58,275	$57,943
2008 - 2011	90	90	27,133	26,642
2012 - 2016	--	--	19,509	19,365
After 2016	--	--	1,046	1,050

Total investment securities	$90	$90	$105,963	$105,000

        There were no sales of investment securities held to maturity during the three years ended December 31, 2006. Proceeds from the sale of investment securities available for sale totaled $2.3 million, $3.2 million and $16.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Gross realized gains on the sale of investment securities were $21,000, $14,000 and $596,000 for the years ended December 31, 2006, 2005 and 2004, respectively. There were no losses on the sale of investment securities during the years ended December 31, 2006 and 2005. Realized losses, due to impairment, were $135,000 on investment securities for the year ended December 31, 2004. There were no sales of mortgage-backed securities during the years ended December 31, 2006, 2005 and 2004.

        At December 31, 2006 and 2005, investment and mortgage-backed securities with fair values of approximately $96.3 million and $99.3 million, respectively, were pledged to secure public deposits.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Investment and mortgage-backed securities with unrealized losses at December 31, 2006 and 2005 are summarized in the following table:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2006:
Mortgage-backed securities	$591	$9	$8,224	$246	$8,815	$255
U.S. Government securities and
agency obligations	3,602	73	39,063	563	42,665	636
Corporate securities	4,002	91	1,128	24	5,130	115
Municipal obligations	933	3	6,893	58	7,826	61
Agency equity securities	6	--	525	10	531	10
Asset Management Fund - ARM Fund	--	--	5,836	164	5,836	164

Total temporarily impaired securities	$9,134	$176	$61,669	$1,065	$70,803	$1,241

At December 31, 2005:
Mortgage-backed securities	$3,956	$38	$12,049	$380	$16,005	$418
U.S. Government securities and
agency obligations	6,883	109	58,197	1,086	65,080	1,195
Corporate securities	--	--	2,569	64	2,569	64
Municipal obligations	9,138	78	3,311	35	12,449	113
Agency equity securities	509	26	--	--	509	26
Asset Management Fund - ARM Fund	--	--	5,848	152	5,848	152

Total temporarily impaired securities	$20,486	$251	$81,974	$1,717	$102,460	$1,968

        We believe all unrealized losses as of December 31, 2006 and 2005 to be market related, with no permanent sector or issuer credit concerns or impairments. We had 107 and 112 securities with unrealized losses for 12 consecutive months or longer as of December 31, 2006 and 2005, respectively. The unrealized losses are believed to be temporarily, not permanently, impaired in value. Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

5. Loans Receivable

        Loans receivable at December 31, 2006 and 2005 are summarized in the following table:

	At December 31,
(Dollars in thousands)	2006	%	2005	%
Real estate loans:
One-to-four family residential (1)	$339,080	9.21%	$384,722	10.96%
Second mortgage residential	120,510	3.27	160,208	4.57
Multi-family residential	148,922	4.05	166,579	4.75
Commercial real estate	396,620	10.77	402,504	11.47
Land and land development	494,887	13.44	289,916	8.27
Residential construction	780,991	21.21	943,378	26.89
Commercial construction	491,997	13.36	351,767	10.03
Agriculture	68,459	1.86	57,008	1.62

Total real estate loans	2,841,466	77.17	2,756,082	78.56

Business	220,669	5.99	177,592	5.06

Agriculture - operating	94,455	2.56	72,518	2.07

Warehouse mortgage lines of credit	112,645	3.06	95,174	2.71

Consumer loans:
Home equity	71,476	1.94	61,600	1.75
Home equity lines of credit	130,071	3.53	141,021	4.02
Home improvement	55,513	1.51	69,165	1.97
Automobile	87,575	2.38	85,515	2.44
Other	68,365	1.86	49,812	1.42

Total consumer loans	413,000	11.22	407,113	11.60

Total loans	3,682,235	100.00%	3,508,479	100.00%

Unamortized premiums, discounts and
deferred loan fees	5,602		4,778
Loans in process	(637,677)		(668,587)

Net loans	3,050,160		2,844,670
Allowance for loan losses	(33,129)		(30,870)

Net loans after allowance for loan losses	$3,017,031		$2,813,800

(1) Includes loans held for sale	$19,285		$8,666

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        At December 31, 2006 and 2005 our second mortgage residential, multi-family residential, commercial real estate, land and land development, construction, agricultural, business, warehouse mortgage lines of credit and consumer loans totaled $3.3 billion and $3.1 billion, respectively. These loan types are considered by management to be of greater risk of collectibility than one-to-four family residential loans. Additionally, at December 31, 2006 and 2005, we had $62.4 million and $74.4 million, respectively, of interest-only one-to-four family residential loans.

        Primary Lending Market Area. Our primary lending market area consists of Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Our Asset/Liability and Asset Classification Committees are responsible for setting guidelines related to loan concentrations and monitoring such concentrations to limit potential loss exposure. At December 31, 2006 and 2005, approximately 20.8% and 22.2%, respectively, of total loans were secured by properties or made to individuals located outside of our primary lending market area.

        Allowance for Loan Losses. The activity in the allowance for loan losses is summarized in the following table:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Balance at beginning of year	$30,870	$26,831	$19,586
Allowance for loan losses acquired	--	--	4,221
Provision for loan losses	6,053	6,436	4,887
Charge-offs	(4,107)	(3,063)	(2,236)
Recoveries on loans previously charged-off	313	666	373

Balance at end of year	$33,129	$30,870	$26,831

Allowance for loan losses as a percentage of net loans	1.09%	1.09%	1.01%

        Nonperforming Assets and Troubled Debt Restructurings. Nonperforming assets consist of nonperforming loans, troubled debt restructurings and real estate owned. Nonperforming loans are loans on which interest recognition has been suspended until realized because of doubts as to the borrower’s ability to repay principal and interest. Troubled debt restructurings are loans where the terms have been modified to provide a reduction or deferral of interest or principal because of deterioration in the borrower’s financial position.

	At December 31,
(Dollars in thousands)	2006	2005
Nonperforming loans (1)	$30,050	$14,405
Real estate owned, net (2)	5,264	2,446

Total nonperforming assets	35,314	16,851
Troubled debt restructurings	8,904	5,180

Total nonperforming assets and
troubled debt restructurings	$44,218	$22,031

(1) Includes all loans 90 or more days delinquent and all uncollected accrued interest is fully reserved. (2) Real estate owned balances are shown net of related loss allowances.

        Impaired loans totaled $3.8 million, $4.2 million and $2.4 million at December 31, 2006, 2005 and 2004, respectively. The average balance of impaired and restructured loans for the years ended December 31, 2006, 2005 and 2004 totaled $11.4 million, $7.1 million and $1.6 million, respectively. Interest recognized on such loans for the years ended December 31, 2006, 2005 and 2004 approximated $725,000, $603,000 and $121,000, respectively. Additionally, interest income that would have been recorded for the years ended December 31, 2006, 2005 and 2004 if nonperforming loans and troubled debt restructurings had been current or in accordance with their original terms approximates $1.8 million, $802,000 and $62,000, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and conducting foreclosure processing. In connection with these loans serviced for others, we held borrowers’ escrow balances of approximately $17.1 million and $15.5 million at December 31, 2006 and 2005, respectively.

        Loans serviced for others include approximately $605.8 million and $596.3 million of unpaid principal balances of residential real estate loans at December 31, 2006 and 2005, respectively, for which we have retained a limited amount of recourse obligation. We have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. The maximum total dollar amount of such recourse was approximately $17.4 million and $15.4 million at December 31, 2006 and 2005, respectively. We have established a liability for this recourse obligation, which is based on our historical loss experience, in the amount of approximately $742,000 and $732,000 at December 31, 2006 and 2005, respectively. This liability is included in accrued expenses and other liabilities.

6. Mortgage Servicing Rights

        The balance of capitalized mortgage servicing rights, net of valuation allowances, included in other assets at December 31, 2006 and 2005, was $12.5 million and $11.7 million, respectively. The fair values of these rights were approximately $15.3 million and $15.0 million at December 31, 2006 and 2005, respectively. The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

	At December 31,
(Dollars in thousands)	2006	2005
Serviced loan portfolio balance	$1,295,418	$1,201,759
Fair value	15,276	14,954
Prepayment speed	8.64% - 46.44%	9.00% - 26.40%
Weighted average prepayment speed	14.40%	11.52%
Fair value with 10% adverse change	$14,654	$14,405
Fair value with 20% adverse change	14,034	13,847
Discount rate	10.00% - 14.00%	10.00% - 15.00%
Weighted average discount rate	11.34%	11.40%
Fair value with 10% adverse change	$14,806	$14,453
Fair value with 20% adverse change	14,325	13,942

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Mortgage Servicing Right Activity. The following table summarizes activity in capitalized mortgage servicing rights, including amortization expense:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Balance at beginning of year	$11,713	$10,505	$8,705
Mortgage servicing rights acquired	--	--	402
Mortgage servicing rights capitalized	3,492	3,186	3,406
Amortization expense	(2,738)	(2,778)	(2,876)
Valuation adjustment	--	800	868

Balance at end of year	$12,467	$11,713	$10,505

        The estimated future amortization expense on capitalized mortgage servicing rights for each of the years ending December 31, 2007 through 2011 is approximately $3.2 million, $2.5 million, $1.8 million, $1.3 million and $960,000, respectively. These projections are based on existing asset balances and the existing interest rate environment at December 31, 2006. The amount of amortization expense in any given period may be significantly different depending upon changes in mortgage interest rates and market conditions.

        We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speeds, cash flow and discount rate estimates. Changes in these estimates impact fair value and could require us to record a valuation allowance or recovery. During the year ended December 31, 2005, the balance of our mortgage servicing rights valuation allowance was recaptured into earnings. There was a valuation allowance established for capitalized mortgage servicing rights of $800,000 at December 31, 2004. Our evaluation of mortgage servicing rights at December 31, 2006 indicated that no valuation allowance was necessary. The amortization expense and valuation adjustment is recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Income.

7. Accrued Interest Receivable

        Accrued interest receivable at December 31, 2006 and 2005 is summarized in the following table:

	At December 31,
(Dollars in thousands)	2006	2005
Loans receivable	$22,040	$18,320
Investment and mortgage-backed securities	983	870

Total accrued interest receivable	$23,023	$19,190

8. FHLBank Topeka Stock

        We are a member of the FHLBank Topeka (“FHLBank”) and are required to purchase and hold stock to collateralize our borrowings. Our investment in FHLBank stock is carried at cost, which represents redemption value. We were required to hold approximately $57.5 million and $49.3 million of FHLBank stock at December 31, 2006 and 2005, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

9. Real Estate Owned

        Real estate owned, included in other assets in the Consolidated Statements of Financial Condition, at December 31, 2006 and 2005 aggregating $5.3 million and $2.4 million, respectively, is recorded net of a valuation allowance of $29,000 and $44,000, respectively. At December 31, 2006, real estate owned includes three commercial properties totaling $4.4 million and nine residential properties totaling $778,000.

10. Premises and Equipment

        Premises and equipment at December 31, 2006 and 2005 are summarized in the following table:

	At December 31,		Useful
(Dollars in thousands)	2006	2005	Lives
Land	$6,282	$6,399	--
Buildings and improvements	45,930	44,779	1-50 years
Leasehold improvements	2,191	1,796	4-15 years
Furniture, fixtures, and equipment	9,146	9,125	5-12 years
Computer equipment	5,472	5,231	3-7 years
Vehicles	979	914	2-7 years

Total cost basis of premises and equipment	70,000	68,244
Accumulated depreciation and amortization	(30,179)	(28,735)

Total premises and equipment, net	$39,821	$39,509

        Premises and equipment depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $3.8 million, $3.6 million and $3.2 million, respectively.

11. Goodwill and Acquired Intangible Assets

        Goodwill represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired in connection with the August 27, 2004 acquisition of UNFC. There was no goodwill recorded in connection with our Marine Bank branch purchase in June 2006. The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2005
Balance at beginning of year	$42,283	$42,283
Realized tax benefit associated with
United Nebraska Financial Co. acquisition	(55)	--

Balance at end of year	$42,228	$42,283

        Our only identifiable intangible asset is the value of the core deposits acquired as part of the UNFC and Marine Bank transactions. The core deposit intangible assets have been estimated to have nine- to ten-year lives. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in other operating expense.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Other Intangible Asset Activity. The changes in the carrying amount of acquired intangible assets for the years ended December 31, 2006 and 2005 are as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2005
Balance at beginning of year	$10,041	$11,877
Additions during year	102	--
Amortization expense	(1,752)	(1,836)

Balance at end of year	$8,391	$10,041

        Other Intangible Asset Estimated Amortization. Estimated amortization expense related to our core deposit intangible assets for the year ended December 31, 2007 and five years thereafter are as follows:

(Dollars in thousands)	Core Deposit Intangible Asset
Estimated amortization expense:
For the year ended December 31, 2007	$1,647
For the year ended December 31, 2008	1,513
For the year ended December 31, 2009	1,373
For the year ended December 31, 2010	1,222
For the year ended December 31, 2011	1,052
For the year ended December 31, 2012	850

        United Nebraska Financial Co. Acquisition. On August 27, 2004, we completed the acquisition of UNFC, the parent company of United Nebraska Bank. Assuming the acquisition of UNFC occurred on January 1, 2004, the following table summarizes the unaudited pro forma combined results of operations for the year ended December 31, 2004:

(Dollars in thousands, except per share data)	(Unaudited) For the Year Ended December 31, 2004
Proforma interest income	$140,735
Proforma net income, after tax	$25,424
Proforma earnings per share - basic	$1.51
Proforma earnings per share - diluted	$1.48

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

12. Deposits

        Deposit Composition. Deposits at December 31, 2006 and 2005 are summarized in the following table:

	At December 31,
	2006		2005
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$154,123	--%	$138,578
Savings	0.49	45,452	0.57	57,037
Interest-bearing checking	1.14	349,033	1.12	398,094
Money market	2.98	383,182	2.31	338,518

Total transaction accounts	1.68	931,790	1.35	932,227

Total transaction accounts as a
percentage of total deposits		45.40%		45.74%

Time deposits:
0.00% to 0.99%		--		161
1.00% to 1.99%		542		53,915
2.00% to 2.99%		27,594		134,712
3.00% to 3.99%		151,499		702,599
4.00% to 4.99%		348,777		208,277
5.00% to 5.99%		592,013		6,375
6.00% to 6.99%		128		53

Total time deposits	4.81	1,120,553	3.52	1,106,092

Total time deposits as a
percentage of total deposits		54.60%		54.26%

Total deposits	3.39%	$2,052,343	2.53%	$2,038,319

        Time Deposit Maturity. The scheduled maturities of time deposits at December 31, 2006 are shown in the following table:

(Dollars in thousands)	Amount	Percent
2007	$990,622	88.41%
2008	83,292	7.43
2009	34,644	3.09
2010	5,492	0.49
2011	6,393	0.57
Thereafter	110	0.01

Total time deposits	$1,120,553	100.00%

        At December 31, 2006 and 2005, time deposits of $100,000 or more approximated $269.9 million and $233.1 million, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Interest Expense on Deposits. Interest expense, by each category of deposits, for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Savings	$263	$410	$291
Interest-bearing checking	4,147	3,055	2,476
Money market	11,102	5,095	2,731
Time deposits	44,715	33,387	20,956

Total interest expense on deposits	$60,227	$41,947	$26,454

13. FHLBank Topeka Advances and Other Borrowings

        Borrowings Composition. At December 31, 2006 and 2005, we were indebted on notes as shown in the following table:

	Original	Interest	At December 31,
(Dollars in thousands)	Maturity	Rate Range	2006	2005
Permanent fixed-rate notes
payable to the FHLBank Topeka:	2006	1.83 - 3.32%	$ --	$ 52,010
	2007	2.79	10,000	10,000
	2009	5.41	5,679	--
	2013	6.24	396	506
	2015	3.97	1,263	1,369
	2030	5.46	2,326	2,416
Convertible fixed-rate notes
payable to the FHLBank Topeka:	2008	2.10	--	30,000
	2009	5.41 - 5.55	75,000	80,292
	2010	4.69 - 5.36	40,000	45,275
	2011	3.96 - 4.54	--	65,257
	2012	3.01 - 3.30	75,000	75,000
	2013	2.23 - 2.99	25,000	50,000
	2015	2.99 - 4.00	160,000	335,000
	2016	3.83 - 4.66	440,000	--
Line of credit with the FHLBank Topeka	2007	5.47	72,500	--
Retail repurchase agreements	2007/2006	1.31 - 4.96	24,284	29,871
Junior subordinated debentures	2031/2034	7.29 - 8.42	30,928	37,928

Total FHLBank Topeka advances and
other borrowings			$ 962,376	$ 814,924

Weighted average interest rate			4.40%	3.77%

        The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the FHLBank, with call dates ranging from March 2007 to September 2008. The line of credit with the FHLBank expires in November 2007. We expect the line of credit agreement with the FHLBank to be renewed in the ordinary course of business.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Pursuant to blanket collateral agreements with the FHLBank, such advances are secured by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans with carrying values totaling approximately $1.6 billion and $1.7 billion at December 31, 2006 and 2005, respectively. Under our blanket collateral agreement with the FHLBank, our borrowing capacity at December 31, 2006 and 2005 was $984.4 million and $1.0 billion, respectively. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

        Our retail repurchase agreements are primarily collateralized by U.S. Government and agency and municipal obligations (investment securities).

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

        In connection with our acquisition of UNFC on August 27, 2004, we assumed $7.0 million of variable rate debentures that had been issued on November 28, 2001 by United Nebraska Capital Trust, a trust formed by UNFC. We exercised our right to call and retire these debentures in December 2006.

14. Income Taxes

        Income Tax Expense. Income tax expense for the years ended December 31, 2006, 2005 and 2004 consisted of the following components:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Federal:
Current	$24,150	$19,242	$12,004
Deferred	(168)	(1,043)	1,292

Total federal income tax expense	23,982	18,199	13,296

State:
Current	1,856	1,652	811
Deferred	(23)	(69)	45

Total state income tax expense	1,833	1,583	856

Total income tax expense	$25,815	$19,782	$14,152

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Effective Tax Rate. Our actual income tax expense differs from the expected income tax expense (computed by applying the statutory 35% federal tax rate to income before income tax expense) as shown in the following table:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Expected income tax expense	$23,496	$18,415	$13,306
Increase (decrease) resulting from:
Employee Stock Ownership Plan	1,023	698	491
State income taxes, net of federal tax benefits	1,191	1,029	556
Tax-exempt interest income	(324)	(359)	(163)
Nondeductible compensation	403	202	--
Other	26	(203)	(38)

Total income tax expense	$25,815	$19,782	$14,152

Effective tax rate	38.46%	37.60%	37.23%

        Deferred Taxes. The significant items comprising our net deferred income tax asset at December 31, 2006 and 2005 are shown in the following table:

	At December 31,
(Dollars in thousands)	2006	2005
Deferred tax assets:
Net unrealized losses on securities	$449	$659
Deferred compensation	2,804	2,327
Management Recognition and Retention Plan	1,588	1,536
Allowance for loan losses	12,191	10,975
Vacation expense	913	859
Accrued interest on delinquent loans	824	391
Other	558	185

Deferred tax assets	19,327	16,932

Deferred tax liabilities:
Deferred fees on loans	3,324	2,040
FHLBank Topeka stock	5,527	4,038
Premises and equipment	1,154	1,431
Mortgage servicing rights	4,800	4,369
Other intangible assets	3,200	3,745
Other	498	466

Deferred tax liabilities	18,503	16,089

Net deferred income tax asset	$824	$843

        There was no valuation allowance for deferred tax assets considered necessary at December 31, 2006 and 2005. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversals of deferred tax liabilities, projected taxable income, carryback opportunities and tax planning strategies in making the assessment of the amount of the valuation allowance. The net deferred tax asset at December 31, 2006 and 2005 was included in other assets in the Consolidated Statements of Financial Condition. We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize our deferred tax assets.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Accrued Taxes Payable. Income taxes payable as of December 31, 2006 and 2005 were approximately $2.3 million and $3.2 million, respectively, and are included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

        Pre-1988 Bad Debt Reserve. Our retained earnings at December 31, 2006 and 2005 include approximately $7.7 million, for which no federal income tax liability has been provided. Such amount represents the bad debt reserve for tax purposes which were accumulated in tax years through the year ended December 31, 1987 (the base year). These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of the remaining allocated retained earnings for purposes other than tax bad debt losses will create taxable income, which will be subject to the then corporate income tax rate. The Small Business Protection Act, passed by Congress in 1996, requires that savings and loan associations recapture into taxable income bad debt reserves, which were accumulated in taxable years after December 31, 1987 and which exceeded certain guidelines.

15. Sale / Purchase of Branches and Deposits

         Branch Sale. In December 2006, a branch sale transaction was consummated whereby a Kansas-based financial institution purchased the assets (primarily premises and equipment) and assumed the liabilities (primarily deposits) of our branches located in Plainville and Stockton, Kansas. We retained all loans and investment accounts associated with the Plainville and Stockton branches. The components of the gain on sale of branches were as follows:

(Dollars in thousands)	For the Year Ended December 31, 2006
Premium on sale of branch deposits	$1,089
Sale of premises and equipment	(65)

Gain on sale of branches	$1,024

        Branch Purchase. In June 2006, we completed the purchase of Marine Bank’s only banking office in Omaha, Nebraska. We acquired $8.1 million of deposits and recorded a core deposit intangible asset of $102,000 as a result of this transaction.

16. Employee Benefit Plans

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

        Savings Plan. We sponsor a defined contribution 401(k) profit sharing plan. At December 31, 2006, 2005 and 2004, we contributed 50% of each participant’s contribution up to a maximum of 6% of the participant’s eligible salary, as defined by the plan. Plan expenses, net of forfeitures, for the years ended December 31, 2006, 2005 and 2004 were $691,000, $604,000 and $522,000, respectively, and are included in salaries and employee benefits in the accompanying Consolidated Statements of Income.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Deferred Compensation Agreements. We have deferred compensation agreements with certain officers and directors. These agreements, which include the Supplemental Executive Retirement Plan and the deferred compensation program for directors and officers, generally include certain requirements such as continued employment for a specified period, availability for consulting services and agreements not to compete after retirement. These deferred compensation arrangements, which are partially funded, represent only a promise to pay amounts in the future and the assets to fund such promises are subject to the claims of our creditors. The expense related to the agreements was approximately $855,000, $1.0 million and $837,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The liability, which is included in accrued expenses and other liabilities, is as shown in the following table:

	At December 31,
(Dollars in thousands)	2006	2005
Deferred compensation agreements - officers	$1,034	$917
Deferred compensation agreements - directors	3,205	3,011
Supplemental Executive Retirement Plan	3,044	2,655

Total deferred compensation agreements	$7,283	$6,583

        Management Incentive Compensation Plan. We have a management incentive compensation plan designed to award officers and key employees, as determined by our Board of Directors, an incentive for effectively operating the Company. This plan provides for payments equal to a percentage of salaries for meeting certain organizational and individual performance targets. Expense related to this plan totaled approximately $1.9 million, $1.6 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The liability for this plan is included in accrued expenses and other liabilities.

17. Stock Based Benefit Plans

        Stock-Based Employee Compensation Expense. Amounts recognized in the financial statements with respect to our ESOP and stock-based employee compensation plans are presented in the following table:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Stock-based employee compensation expense:
Employee Stock Ownership Plan expense	$4,783	$3,876	$3,327
Management Recognition and Retention Plan expense	2,904	2,875	2,753
2003 Stock Option Plan expense	1,682	--	--

Amount of stock-based compensation expense,
before income tax benefit	$9,369	$6,751	$6,080

Amount of related income tax benefit recognized	$2,025	$1,533	$--

        Employee Stock Ownership Plan. Concurrent with the conversion from mutual to stock ownership, we established an ESOP for the benefit of our employees. The ESOP is a qualified pension plan under Internal Revenue Service guidelines that covers all full-time employees who have completed 1,000 hours of service. Upon formation, the ESOP purchased 1,806,006 shares of common stock issued in the initial public offering with the proceeds of an $18,060,060 loan from the Company.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        We account for our ESOP in accordance with Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, expense is recognized based on the market value (average stock price) of shares scheduled to be released from the ESOP trust. The excess fair value of ESOP shares over cost is recorded as compensation expense but is not deductible for tax purposes. As shares are committed to be released from collateral, we report compensation expense equal to the average market price of the shares and the shares become outstanding for EPS computations. Our contributions and dividends on allocated and unallocated ESOP shares are used to pay down the loan. Accordingly, we have recorded the obligation with an offsetting amount of unearned compensation in stockholders’ equity in the accompanying Consolidated Statements of Financial Condition.

	At or for the Year Ended December 31,
(Dollars in thousands, except for share data)	2006	2005	2004
Employee Stock Ownership Plan compensation expense	$4,783	$3,876	$3,327
Employee Stock Ownership Plan shares allocated to employees	639,627	489,127	338,626
Employee Stock Ownership Plan shares unallocated	1,166,379	1,316,879	1,467,380
Fair value of Employee Stock Ownership Plan unallocated shares	$36,869	$38,729	$36,464

        Management Recognition and Retention Plan. We established the MRRP which is a stock-based incentive plan that was approved by our stockholders at our 2003 Annual Meeting of Shareholders. The shares awarded by the MRRP vest to participants at the rate of 20% per year. Employee compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market value of our stock as of the date the awards were made. Stockholders approved 903,003 shares to be granted under the MRRP and 100,653 shares are still available for future grants as of December 31, 2006.

	Year Ended December 31,
(Dollars in thousands, except for share data)	2006	2005	2004
Nonvested shares outstanding at beginning of year	489,160	644,380	764,850
Shares granted	--	5,000	32,500
Shares vested	(160,220)	(160,220)	(152,970)
Shares forfeited	--	--	--

Nonvested shares outstanding at end of year	328,940	489,160	644,380

Management Recognition and Retention Plan expense	$2,904	$2,875	$2,753
Fair value of vested shares	$5,273	$3,695	$3,212

        The following tables sets forth the weighted average grant date fair value of shares awarded by the MRRP:

	Year Ended December 31,
	2006	2005	2004
Shares outstanding at beginning of year	$18.21	$18.06	$17.83
Shares granted	--	31.36	22.40
Shares vested	18.10	18.02	17.83
Shares forfeited	--	--	--

Shares outstanding at end of year	$18.27	$18.21	$18.06

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        As of December 31, 2006, we had $4.1 million of total unrecognized employee compensation expense related to unvested MRRP shares. These expenses are expected to be recognized over a weighted average period of 1.6 years. Excess tax benefits of $830,000 were realized during the year ended December 31, 2006 as a result of the vesting of 160,220 MRRP shares.

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

        The fair value of each option was estimated on the date of the grant using the Black-Scholes model. The dividend yield was calculated based on the annual dividends paid and the 12-month average closing stock price at the time of the grant. Expected volatility was based on the historical volatility of our stock price at the date of grant. We have utilized historical experience to determine the expected life of the stock options and to estimate future forfeitures. All inputs into the Black-Scholes model are estimates at the time of the grant. Actual results in the future could materially differ from these estimates; however, such results would not impact future reported net income.

        The following table details the inputs into the Black-Scholes model for stock options granted during the years ended December 31, 2004 and 2003. There were no stock options granted during the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2004	2003
Dividend yield	1.00%	1.00%
Expected volatility	22.60%	13.20%
Risk-free interest rate	4.00%	3.50%
Expected life of stock options	8 years	10 year	s
Weighted average fair value of stock options granted	$7.12	$4.51

        Stock Option Activity. The following table details stock options granted, exercised and forfeited during the year ended December 31, 2006:

(Dollars in thousands, except for share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Stock options outstanding at beginning of year	1,864,750	$17.92		--
Stock options granted	--	--		--
Stock options exercised	(43,624)	18.04		$683
Stock options forfeited	(2,500)	17.83		--

Stock options outstanding at end of year	1,818,626	$17.92	6.3	$24,901

Stock options exercisable at end of year	1,063,526	$17.89	6.3	$14,591

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The aggregate intrinsic value in the preceding table for stock options outstanding is based on the closing price of our stock at December 31, 2006. The aggregate intrinsic value in the preceding table of stock options exercised was based on the closing price of our stock on the exercise date.

        The following table details stock options granted, exercised and forfeited since inception of the plan:

	Number of Shares	Weighted Average Exercise Price	Average Grant Date Fair Value
Stock options outstanding at December 31, 2003	1,852,750	$17.83	$--
Stock options granted	45,000	22.40	7.12
Stock options exercised	(2,000)	17.83	--
Stock options forfeited	(6,500)	17.83	--

Stock options outstanding at December 31, 2004	1,889,250	17.94	--

Stock options granted	--	--	--
Stock options exercised	(11,500)	17.83	--
Stock options forfeited	(13,000)	20.64	--

Stock options outstanding at December 31, 2005	1,864,750	17.92	--

Stock options granted	--	--	--
Stock options exercised	(43,624)	18.04	--
Stock options forfeited	(2,500)	17.83	--

Stock options outstanding at December 31, 2006	1,818,626	$17.92	--

        The following table details the intrinsic value, cash received and tax benefit realized from the exercise of stock options during the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Intrinsic value (market value on the
exercise date less the strike price)	$683	$120	$15
Cash received from the exercise of
stock options	787	205	36
Tax benefit realized from the exercise
of stock options	140	42	--

        At December 31, 2006, there was $2.3 million of total unrecognized compensation expense related to unvested stock options that will be expensed over a weighted average period of 1.4 years.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

18. Regulatory Capital Requirements

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

        Quantitative measures that have been established by regulation to ensure capital adequacy require that we maintain minimum capital amounts and ratios (set forth in the following table). Our primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that we maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. We believe, as of December 31, 2006, that we exceed all capital requirements to which we are subject.

        As of December 31, 2006 and 2005, the most recent notifications from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that we believe have changed the Bank’s category.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Regulatory Capital. The actual capital amounts and ratios as of December 31, 2006 and 2005 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total risk-based capital
(to risk-weighted assets)	$360,445	11.8%	$245,122	8.0%	$306,402	10.0%
Tier 1 capital (to adjusted
tangible assets)	327,316	9.7	135,193	4.0	168,992	5.0
Tangible capital (to
tangible assets)	327,316	9.7	50,697	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	327,316	10.7	122,561	4.0	183,841	6.0
As of December 31, 2005:
Total risk-based capital
(to risk-weighted assets)	$302,822	11.0%	$220,252	8.0%	$275,315	10.0%
Tier 1 capital (to adjusted
tangible assets)	271,952	8.6	126,695	4.0	158,369	5.0
Tangible capital (to
tangible assets)	271,952	8.6	47,511	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	271,952	9.9	110,126	4.0	165,189	6.0

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        GAAP to Regulatory Capital Reconciliation. The following table shows reconciliation between the Bank’s capital calculated in accordance with GAAP and consolidated Bank regulatory capital amounts as presented in the previous table:

	At December 31, 2006
(Dollars in thousands)	Tangible Capital	Core Capital	Total Risk-Based Capital
Bank GAAP capital	$375,153	$375,153	$375,153
Add:
Allowance for loan losses	--	--	33,129
Net unrealized loss on available
for sale securities	717	717	717
Less:
Investment in nonincludable subsidiaries	1,165	1,165	1,165
Goodwill and certain other intangible assets
net of associated deferred tax benefits	47,389	47,389	47,389

Bank regulatory capital	$327,316	$327,316	$360,445

	At December 31, 2005
(Dollars in thousands)	Tangible Capital	Core Capital	Total Risk-Based Capital

Bank GAAP capital	$320,770	$320,770	$320,770
Add:
Allowance for loan losses	--	--	30,870
Net unrealized loss on available
for sale securities	1,117	1,117	1,117
Less:
Investment in nonincludable subsidiaries	1,356	1,356	1,356
Goodwill and certain other intangible assets
net of associated deferred tax benefits	48,579	48,579	48,579

Bank regulatory capital	$271,952	$271,952	$302,822

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

19. Lease Commitments

        At December 31, 2006, 2005 and 2004, we were obligated under noncancelable operating leases for office space and equipment. Certain leases contain escalation clauses providing for increased rental rates based primarily on increases in real estate taxes or in the average consumer price index. Net rent expense under operating leases, included in occupancy expense, was approximately $1.1 million, $974,000 and $795,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

        The approximate future minimum rental payments projected under the remaining terms of the leases are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2007	$1,037
2008	839
2009	700
2010	413
2011	280
Thereafter	1,168

Total minimum lease payments due	$4,437

20. Fair Value of Financial Instruments

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

        Carrying and Fair Value of Financial Instruments. The estimated fair values of our financial instruments at December 31, 2006 and 2005 are presented in the following table. Since the fair value of forward loan sales, loan purchase commitments and loan origination commitments are not significant, these disclosures are not included in this table.

	At December 31,
	2006		2005
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$86,808	$86,808	$88,034	$88,034
Investment securities	105,090	105,090	102,725	102,725
Mortgage-backed securities	12,272	12,272	19,752	19,752
Net loans after allowance
for loan losses	3,017,031	3,029,706	2,813,800	2,817,209
Accrued interest receivable	23,023	23,023	19,190	19,190
FHLBank Topeka stock	62,022	62,022	58,491	58,491
Financial liabilities:
Deposits	2,052,343	2,050,552	2,038,319	2,030,566
FHLBank Topeka advances
and other borrowings	962,376	961,406	814,924	811,516
Advances from borrowers for
taxes, insurance, and other
escrow funds	27,203	27,203	24,864	24,864
Accrued interest payable	6,620	6,620	7,289	7,289

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

21. Commitments, Contingencies, and Financial Instruments with Off-Balance Sheet Risk

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

        At December 31, 2006 and 2005, we had commitments to originate fixed-rate loans of approximately $72.8 million and $57.1 million, respectively, and adjustable-rate loans of approximately $46.3 million and $76.2 million, respectively. Commitments, which are disbursed subject to certain limitations, extend over periods of time with the majority of executed commitments disbursed within a 12-month period. Fixed-rate commitments carried interest rates ranging from 7.13% to 18.00% and 5.00% to 17.26% at December 31, 2006 and 2005, respectively.

        Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. We evaluate each customer’s creditworthiness on a case-by-case basis. The same credit policies are used in both granting lines of credit and on-balance sheet instruments. At December 31, 2006 and 2005, we had commitments to lend under unused warehouse mortgage lines of credit of approximately $331.9 million and $392.3 million, respectively. We also had commitments to lend customers’ unused consumer lines of credit at December 31, 2006 and 2005 of approximately $134.8 million and $132.6 million, respectively. In addition, at December 31, 2006 and 2005, we had commitments to lend to customers pursuant to unused commercial lines of credit of approximately $226.9 million and $132.3 million, respectively.

        At December 31, 2006 and 2005, outstanding commitments to purchase mortgage loans aggregated approximately $50.8 million and $38.3 million, respectively, and commitments to sell mortgage loans aggregated approximately $41.5 million and $27.1 million, respectively. These commitments to sell extend over varying periods of time with the majority being settled within a 60-day period.

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

        Notional and Fair Value of Derivatives. Information pertaining to the notional and fair values of our derivative financial instruments is presented in the following table:

	At December 31,
	2006		2005
(Dollars in thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Forward loan sale commitments	$35,677	$35,612	$27,111	$26,982
Derivative loan commitments	24,265	24,405	21,126	21,338

        The difference between the notional and fair value of these derivative financial instruments is recorded in our Statements of Financial Condition at December 31, 2006 and 2005.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

22. Condensed Parent Company Financial Statements

        The following represents the condensed Statements of Financial Condition at December 31, 2006 and 2005 and condensed Statements of Income and Cash Flows for the years ended December 31, 2006, 2005 and 2004 for TierOne Corporation, the parent company.

Statements of Financial Condition
(Parent Company Only)

	At December 31,
(Dollars in thousands)	2006	2005
Assets
Cash in subsidiary bank	$158	$150
Investment securities, available for sale	--	1,731
Investment in subsidiary bank	375,153	320,770
Note receivable from subsidiary bank	7,311	22,321
Accrued interest receivable	44	111
Prepaid expenses and other assets	1,790	1,999

Total assets	$384,456	$347,082

Liabilities and Stockholders’ Equity
Liabilities:
Junior subordinated debentures	$30,928	$37,928
Accrued interest payable	175	197
Accrued taxes and other liabilities	70	90

Total liabilities	31,173	38,215

Stockholders’ equity:
Common stock	226	226
Additional paid-in capital	358,733	358,587
Retained earnings, substantially restricted	112,111	75,282
Treasury stock	(105,406)	(101,584)
Unallocated common stock held by the
Employee Stock Ownership Plan	(11,664)	(13,169)
Unearned common stock held by the
Management Recognition and Retention Plan	--	(9,368)
Accumulated other comprehensive loss, net	(717)	(1,107)

Total stockholders’ equity	353,283	308,867

Total liabilities and stockholders’ equity	$384,456	$347,082

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Statements of Income
(Parent Company Only)

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Interest on investment securities	$22	$106	$310
Interest on subsidiary bank note receivable	1,031	817	487
Gain on sale of investment securities, available for sale	--	--	284
Other income	19	15	9
Interest expense - junior subordinated debentures	(3,122)	(2,483)	(1,134)
Other expense	(390)	(381)	(357)

Net loss before income tax benefit
and equity in earnings of subsidiary bank	(2,440)	(1,926)	(401)
Income tax benefit	1,007	858	238

Net loss before equity in earnings of subsidiary bank	(1,433)	(1,068)	(163)
Equity in earnings of subsidiary bank	42,748	33,900	24,028

Net income	$41,315	$32,832	$23,865

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Statements of Cash Flows
(Parent Company Only)

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Reconciliation of net income to net cash provided by
(used in) operating activities:
Net income	$41,315	$32,832	$23,865
Adjustments to reconcile net income to net cash used in
operating activities:
Net premium amortization of investment securities	15	78	110
Equity in earnings of subsidiary bank	(42,748)	(33,900)	(24,028)
Deferred income tax expense	20	8	45
Net gain on sales of investment securities	--	--	(284)
Changes in certain assets and liabilities:
Tax benefit receivable	--	(1)	(145)
Accrued interest receivable	67	(8)	41
Other assets	195	118	(1,050)
Accrued interest payable	(22)	52	49
Accrued expenses and other liabilities	(20)	6	(1,171)

Net cash used in operating activities	(1,178)	(815)	(2,568)

Cash from investing activities:
Acquisition of United Nebraska Financial Co., net of cash acquired	--	--	(85,083)
Purchase of investment securities, available for sale	--	--	--
Proceeds from maturity of investment securities, available for sale	1,700	425	--
Proceeds from sale of investment securities, available for sale	--	--	2,945
Dividends received from subsidiary bank	--	--	92,300
Investment in subsidiary bank	--	--	(4,300)
Net repayment on note receivable from subsidiary bank	15,010	7,616	13,984

Net cash provided by investing activities	16,710	8,041	19,846

Cash flows from financing activities:
Proceeds from junior subordinated debentures	--	--	30,928
Repurchase of common stock for treasury	(4,825)	(3,594)	(44,687)
Dividends paid on common stock	(4,486)	(3,813)	(3,435)
Proceeds from the exercise of stock options	787	--	--
Called junior subordinated debentures	(7,000)	--	--
Treasury stock reissued under stock option plan	--	205	36

Net cash used in financing activities	(15,524)	(7,202)	(17,158)

Net increase in cash in subsidiary bank	8	24	120
Cash in subsidiary bank at beginning of year	150	126	6

Cash in subsidiary bank at end of year	$158	$150	$126

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

23. Quarterly Financial Information (Unaudited)

	Quarter Ended
(Dollars in thousands, except per share data)	03/31/2006	06/30/2006	09/30/2006	12/31/2006
Total interest income	$50,193	$54,831	$59,989	$58,874
Total interest expense	21,057	23,427	25,848	27,687

Net interest income	29,136	31,404	34,141	31,187
Provision for loan losses	1,331	1,811	1,148	1,763

Net interest income after
provision for loan losses	27,805	29,593	32,993	29,424

Noninterest income	6,406	7,195	6,929	8,554
Noninterest expense	19,346	20,991	21,111	20,321
Income tax expense	5,663	6,090	7,294	6,768

Net income	$9,202	$9,707	$11,517	$10,889

Basic earnings per share	$0.56	$0.59	$0.70	$0.66
Diluted earnings per share	0.54	0.57	0.67	0.63
Dividends declared per common share	0.06	0.07	0.07	0.07

	Quarter Ended
(Dollars in thousands, except per share data)	03/31/2005	06/30/2005	09/30/2005	12/31/2005
Total interest income	$39,500	$42,725	$46,209	$48,909
Total interest expense	15,164	17,024	19,513	20,727

Net interest income	24,336	25,701	26,696	28,182
Provision for loan losses	788	1,923	1,691	2,034

Net interest income after
provision for loan losses	23,548	23,778	25,005	26,148

Noninterest income	5,975	6,338	6,604	7,668
Noninterest expense	18,034	17,702	17,951	18,763
Income tax expense	4,311	4,806	5,095	5,570

Net income	$7,178	$7,608	$8,563	$9,483

Basic earnings per share	$0.44	$0.47	$0.53	$0.58
Diluted earnings per share	0.43	0.46	0.51	0.56
Dividends declared per common share	0.05	0.06	0.06	0.06

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting as of December 31, 2006 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TierOne Corporation:

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that TierOne Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TierOne Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

        In our opinion, management’s assessment that TierOne Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TierOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TierOne Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 7, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Lincoln,Nebraska
March 7, 2007

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

        The information required by Item 10 of Form 10-K with respect to the identification of directors and executive officers and corporate governance disclosure is incorporated by reference from “Information With Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”) to be held May 15, 2007, which will be filed with the Securities and Exchange Commission prior to April 30, 2007.

        We have adopted a Code of Conduct and Ethics that applies to our Chief Executive Officer and Chief Financial Officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Conduct and Ethics may be found on our website at www.tieronebank.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct and Ethics by posting such information on our website.

Item 11. Executive Compensation

        The information required by Item 11 of Form 10-K is incorporated by reference from “Management Compensation” and “Information With Respect to Nominees for Director, Continuing Directors and Executive Officers — Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

        The report of the Audit Committee included in the Proxy Statement should not be deemed to be filed or incorporated by reference into this filing or any other filing by the Company under the Securities Exchange Act of 1934 or the Securities Act of 1933 except to the extent we specifically incorporate said report herein or therein by reference thereto. The report of the Compensation Committee is deemed furnished in this Annual Report on Form 10-K, but is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securites Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 403 of Regulation S-K is incorporated by reference from “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

         Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2006:

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options, Restricted Stock Grants, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Restricted Stock Grants, Warrants and Rights	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity compensation plans
plans approved by	2,147,566	$17.97	460,411
security holders
Equity compensation plans
not approved by security
holders	N/A	N/A	N/A

Total	2,147,566	$17.97	460,411

Item 13. Certain Relationships, Related Transactions and Director Independence

        The information required by Item 13 of Form 10-K is incorporated by reference from “Management Compensation – Transactions with Certain Related Persons” and “Information With Respect to Nominees for Director, Continuing Directors and Executive Officers – Election of Directors” in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

The following financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data,” and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2006 and 2005;

•	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004;

•	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004;

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm

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

TIERONE CORPORATION
Date: March 7, 2007	By: /s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 7, 2007	By: /s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: March 7, 2007	By: /s/ James A. Laphen
James A. Laphen
Chief Operating Officer and Director
Date: March 7, 2007	By: /s/ Eugene B. Witkowicz
Eugene B. Witkowicz
Chief Financial Officer and Corporate Secretary
(Principal Accounting Officer)
Date: March 7, 2007	By: /s/ Campbell R. McConnell
Campbell R. McConnell
Director
Date: March 7, 2007	By: /s/ Joyce Person Pocras
Joyce Person Pocras
Director
Date: March 7, 2007	By: /s/ Ann Lindley Spence
Ann Lindley Spence
Director
Date: March 7, 2007	By: /s/ Charles W. Hoskins
Charles W. Hoskins
Director

Exhibit Index

2.1	Stock Purchase Agreement, dated as of March 30, 2004, among TierOne Corporation,
	United Nebraska Financial Co. and the Shareholders of United Nebraska Financial Co.	(1)
3.1	Articles of Incorporation of TierOne Corporation	(2)
3.2	Bylaws of TierOne Corporation	(2)
4.0	Forms of Stock Certificate of TierOne Corporation	(2)
10.1	Amended and Restated Employment Agreement between TierOne Bank and Gilbert G. Lundstrom*	(6)
10.2	Amended and Restated Employment Agreement between TierOne Bank and James A. Laphen*	(6)
10.3	Amended and Restated Employment Agreement between TierOne Corporation and Gilbert G. Lundstrom	(6)
10.4	Amended and Restated Employment Agreement between TierOne Corporation and James A. Laphen*	(6)
10.5	Amended and Restated 1993 Supplemental Retirement Plan Agreement between TierOne Bank and
	Gilbert G. Lundstrom*	(6)
10.6	Form of Amended and Restated Three-Year Change in Control Agreement between TierOne Bank,
	TierOne Corporation and certain executive officers*	(6)
10.7	Form of Amended and Restated Two-Year Change in Control Agreement between TierOne Bank,
	TierOne Corporation and certain executive officers*	(6)
10.8	TierOne Bank Amended and Restated Employee Severance Plan*	(6)
10.9	Amended and Restated Supplemental Executive Retirement Plan for the TierOne Corporation Employee
	Stock Ownership Plan*	(6)
10.10	Amended and Restated Supplemental Executive Retirement Plan for the TierOne Bank Savings Plan*	(6)
10.11	TierOne Bank Amended and Restated Deferred Compensation Plan*	(6)
10.12	Fourth Amended and Restated Consultation Plan for Directors*	(6)
10.13	TierOne Bank Management Incentive Compensation Plan*	(4)
10.14	Form of Trust Agreement for Deferred Compensation and Supplemental
	Executive Retirement Plans of TierOne Corporation and TierOne Bank*	(6)
10.15	Amended and Restated 2003 Stock Option Plan*	(6)
10.16	Form of Non-employee Director Compensatory Stock Option Agreement for use under the
	2003 Stock Option Plan*	(5)
10.17	Form of Employee Compensatory Stock Option Agreement for use under the 2003 Stock Option Plan*	(5)
10.18	Form of Employee Incentive Stock Option Agreement for use under 2003 Stock Option Plan*	(5)
10.19	Amended and Restated 2003 Management Recognition and Retention Plan and Trust Agreement*	(6)
10.20	Form of award agreements for use under the Management Recognition and Retention
	Plan and Trust Agreement*	(5)
10.21	First Amendment to Amended and Restated Employment Agreement between TierOne Corporation and
	Gilbert G. Lundstrom*	Filed Herewith
10.22	First Amendment to Amended and Restated Employment Agreement between TierOne Corporation and
	James A. Laphen*	Filed Herewith
10.23	First Amendment to TierOne Bank Savings Plan Amended and Restated Supplemental
	Executive Retirement Plan*	Filed Herewith
22	Subsidiaries of the Registrant - Reference is made to "Item 1. Business -
	Subsidiaries" of the Form 10-K for the required information	--
23	Consent of KPMG LLP	Filed Herewith
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*	Denotes a management contract or compensatory plan or arrangement.
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
(4)	Incorporated by reference from TierOne Corporation's Annual Report and
Form 10-K for the year ended December 31, 2002 filed by TierOne Corporation with the SEC on March 28, 2003.
(5)	Incorporated by reference from TierOne Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed by TierOne Corporation with the SEC on March 9, 2005.
(6)	Incorporated by reference from TierOne Corporation's Form 8-K filed on August 2, 2006.