Form 10-Q
period 2007-03-31
TIERONE CORP
filed 2007-05-09
CIK 1170605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 8, 2007, there were 18,053,702 issued and outstanding shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

		Page
Item 1 -	Financial Statements	3
Item 2 -	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	31
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4 -	Controls and Procedures	49

PART II - OTHER INFORMATION

Item 1 – Financial Statements

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
March 31, 2007 (Unaudited) and December 31, 2006

(Dollars in thousands, except per share data)	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$68,178	$86,808
Federal funds sold	16,000	--

Total cash and cash equivalents	84,178	86,808

Investment securities:
Held to maturity, at cost which approximates fair value	85	90
Available for sale, at fair value	121,236	105,000
Mortgage-backed securities, available for sale, at fair value	10,722	12,272
Loans receivable:
Net loans (includes loans held for sale of $14,699 and $19,285 at
March 31, 2007 and December 31, 2006, respectively)	3,044,850	3,050,160
Allowance for loan losses	(33,906)	(33,129)

Net loans after allowance for loan losses	3,010,944	3,017,031

FHLBank Topeka stock, at cost	62,976	62,022
Premises and equipment, net	39,433	39,821
Accrued interest receivable	22,610	23,023
Goodwill	42,162	42,228
Other intangible assets, net	7,967	8,391
Mortgage servicing rights (lower of cost or market), net	12,520	12,467
Other assets	26,428	22,016

Total assets	$3,441,261	$3,431,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,150,753	$2,052,343
FHLBank Topeka advances and other borrowings	864,317	962,376
Advance payments from borrowers for taxes, insurance and
other escrow funds	24,941	27,203
Accrued interest payable	6,487	6,620
Accrued expenses and other liabilities	30,343	29,344

Total liabilities	3,076,841	3,077,886

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,057,813 and 18,041,413 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	226	226
Additional paid-in capital	360,553	358,733
Retained earnings, substantially restricted	120,471	112,111
Treasury stock, at cost; 4,517,262 and 4,533,662 shares at
March 31, 2007 and December 31, 2006, respectively	(105,025)	(105,406)
Unallocated common stock held by Employee Stock
Ownership Plan	(11,288)	(11,664)
Accumulated other comprehensive loss, net	(517)	(717)

Total stockholders’ equity	364,420	353,283

Total liabilities and stockholders’ equity	$3,441,261	$3,431,169

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006
Interest income:
Loans receivable	$56,065	$48,102
Investment securities	2,429	2,015
Other interest-earning assets	171	76

Total interest income	58,665	50,193

Interest expense:
Deposits	17,896	13,142
FHLBank Topeka advances and other borrowings	9,574	7,915

Total interest expense	27,470	21,057

Net interest income	31,195	29,136
Provision for loan losses	1,468	1,331

Net interest income after provision for loan losses	29,727	27,805

Noninterest income:
Fees and service charges	5,501	5,047
Debit card fees	761	616
Loss from real estate operations, net	(134)	(6)
Net gain (loss) on sales of:
Investment securities	--	21
Loans held for sale	628	545
Real estate owned	(5)	(70)
Other operating income	253	253

Total noninterest income	7,004	6,406

Noninterest expense:
Salaries and employee benefits	13,118	11,775
Occupancy, net	2,413	2,216
Data processing	621	568
Advertising	1,002	1,088
Other operating expense	4,345	3,699

Total noninterest expense	21,499	19,346

Income before income taxes	15,232	14,865
Income tax expense	5,854	5,663

Net income	$9,378	$9,202

Net income per common share, basic	$0.56	$0.56

Net income per common share, diluted	$0.55	$0.54

Dividends declared per common share	$0.07	$0.06

Average common shares outstanding, basic (000’s)	16,601	16,389

Average common shares outstanding, diluted (000’s)	17,161	17,032

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity
Balance at December 31, 2005	$226	$358,587	$75,282	$(101,584)	$(13,169)	$(9,368)	$(1,107)	$308,867

Common stock earned by employees
in Employee Stock Ownership Plan	--	818	--	--	376	--	--	1,194
Transfer of unearned common stock held
by the Management Recognition and
Retention Plan upon adoption of
SFAS No. 123(R)	--	(9,368)	--	--	--	9,368	--	--
Amortization of awards under the
Management Recognition and
Retention Plan	--	726	--	--	--	--	--	726
Amortization of stock options under
2003 Stock Option Plan upon
adoption of SFAS No. 123(R)	--	420	--	--	--	--	--	420
Treasury stock reissued under 2003
Stock Option Plan	--	(11)	--	92	--	--	--	81
Dividends paid ($0.06 per common share)	--	--	(978)	--	--	--	--	(978)
Comprehensive income:
Net income	--	--	9,202	--	--	--	--	9,202
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	(169)	(169)

Total comprehensive income	--	--	9,202	--	--	--	(169)	9,033

Balance at March 31, 2006	$226	$351,172	$83,506	$(101,492)	$(12,793)	$--	$(1,276)	$319,343

Balance at December 31, 2006	$226	$358,733	$112,111	$(105,406)	$(11,664)	$--	$(717)	$353,283

Common stock earned by employees
in Employee Stock Ownership Plan	--	713	--	--	376	--	--	1,089
Amortization of awards under the
Management Recognition and
Retention Plan	--	726	--	--	--	--	--	726
Amortization of stock options under
2003 Stock Option Plan	--	420	--	--	--	--	--	420
Treasury stock reissued under 2003
Stock Option Plan	--	(88)	--	381	--	--	--	293
Excess tax benefit realized from stock-
based compensation plans	--	49	--	--	--	--	--	49
Dividends paid ($0.07 per common share)	--	--	(1,175)	--	--	--	--	(1,175)
Cumulative effect of adoption of FASB
Interpretation No. 48 on January 1, 2007	--	--	157	--	--	--	--	157
Comprehensive income:
Net income	--	--	9,378	--	--	--	--	9,378
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	200	200

Total comprehensive income	--	--	9,378	--	--	--	200	9,578

Balance at March 31, 2007	$226	$360,553	$120,471	$(105,025)	$(11,288)	$--	$(517)	$364,420

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$9,378	$9,202
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization (accretion) of investment and mortgage-backed securities	(115)	61
Premises and equipment depreciation and amortization	992	914
Amortization of intangible assets	424	441
Amortization of discount on FHLBank Topeka advances	(64)	(64)
Employee Stock Ownership Plan compensation expense	1,089	1,194
2003 Management Recognition and Retention Plan compensation expense	726	726
2003 Stock Option Plan compensation expense	420	420
Accretion of discounts on net loans	(1,076)	(189)
FHLBank Topeka stock dividend	(954)	(769)
Deferred income tax benefit	(960)	(515)
Provision for loan losses	1,468	1,331
Provision for real estate owned losses	71	48
Proceeds from sales of loans held for sale	56,686	44,275
Originations and purchases of loans held for sale	(51,472)	(48,917)
Excess tax benefits from stock-based compensation plans	(49)	(17)
Net (gain) loss on sales of:
Investment securities	--	(21)
Loans held for sale	(628)	(545)
Real estate owned	5	70
Premises and equipment	--	(102)
Changes in certain assets and liabilities:
Accrued interest receivable	413	(112)
Other assets	(2,315)	(430)
Accrued interest payable	(133)	(523)
Accrued expenses and other liabilities	1,205	(5,622)

Net cash provided by operating activities	15,111	856

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(41,789)	(1,986)
Proceeds from sale of investment and mortgage-backed securities, available for sale	10	2,326
Proceeds from maturities of investment securities, available for sale	25,920	1,920
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	1,619	1,692
Increase in loans receivable	(737)	(112,253)
Additions to premises and equipment	(604)	(2,175)
Proceeds from sale of premises and equipment	--	365
Proceeds from sale of real estate owned	520	3,713

Net cash used in investing activities	(15,061)	(106,398)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued) (Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Cash flows from financing activities:
Net increase (decrease) in deposits	$98,410	$(4,178)
Net advances (repayment) on FHLBank Topeka line of credit, short-term
advances and other borrowings	(72,943)	47,031
Proceeds from FHLBank Topeka long-term advances and other borrowings	50,000	115,000
Repayments of FHLBank Topeka long-term advances and other borrowings	(75,052)	(90,050)
Net increase (decrease) in advances from borrowers for taxes, insurance and
other escrow funds	(2,262)	9,441
Dividends paid on common stock	(1,175)	(978)
Excess tax benefit realized from the exercise of stock options	41	17
Excess tax benefit realized from Management Recognition and Retention Plan shares	8	--
Proceeds from the exercise of stock options	293	81

Net cash provided by (used in) financing activities	(2,680)	76,364

Net decrease in cash and cash equivalents	(2,630)	(29,178)
Cash and cash equivalents at beginning of period	86,808	88,034

Cash and cash equivalents at end of period	$84,178	$58,856

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$27,603	$21,580
Income taxes, net of refunds	$7,092	$5,934

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$1,846	$4,395

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

        The accompanying interim consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire calendar year 2007.

        As used in this report, unless the context otherwise requires, the terms “we,” “us,” or “our” refer to the Company and the Bank.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Critical Accounting Policies

        Various elements of our accounting policies, by nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to recognize income, determine the allowance for loan losses, evaluating investment and mortgage-backed securities for impairment, evaluating goodwill and other intangible assets, valuation of mortgage servicing rights, valuation and measurement of derivatives and commitments, valuation of real estate owned and income taxes are our most critical accounting policies. These policies are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our reported financial condition and results of operations. The following discussion regarding our critical accounting policies should be read in conjunction with our 2006 Annual Report on Form 10-K.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

        The allowance for loan losses has two elements. The first element is an allocated allowance established for specific loans identified by the credit review function that are evaluated individually for impairment and are considered to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by:

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

        Mortgage Servicing Rights. On January 1, 2007 we adopted Statement of Financial Accounting Standard (“SFAS”) No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”). In accordance with SFAS No. 156, we have elected to continue to utilize the amortization method for all of our mortgage servicing right assets, thus, carrying our mortgage servicing rights at the “lower of cost or market” (fair value). Under the amortization method, we amortize mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as a result of new servicing assets is reported as net gain on sale of loans in the Consolidated Statements of Income. Loan servicing fees, net of amortization of mortgage servicing rights, is recorded in fees and service charges in the Consolidated Statements of Income.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        We capitalize the estimated value of mortgage servicing rights upon the sale of loans. The estimated value takes into consideration contractually known amounts, such as loan balance, term and interest rate. These estimates are impacted by loan prepayment speeds, servicing costs and discount rates used to compute a present value of the cash flow stream. We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value and could require us to record a valuation allowance or recovery. The fair value of mortgage servicing rights is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of mortgage servicing rights. Generally, as interest rates decline, prepayments accelerate with increased refinance activity, which results in a decrease in the fair value of mortgage servicing rights. As interest rates rise, prepayments generally slow, which results in an increase in the fair value of mortgage servicing rights. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of fair value is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different point in time. We currently do not utilize direct financial hedges to mitigate the effect of changes in the fair value of our mortgage servicing rights.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Earnings Per Share

        Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Diluted earnings per share is computed after giving consideration to the weighted average dilutive effect of our 2003 Stock Option Plan shares and 2003 Management Recognition and Retention Plan shares. The following table is a reconciliation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2007		2006
(In thousands, except per share data)	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Net Income	$9,378	$9,378	$9,202	$9,202

Total weighted average basic common shares outstanding	16,601	16,601	16,389	16,389
Effect of dilutive securities:
2003 Stock Option Plan		515		563
2003 Management Recognition and Retention Plan		45		80

Total weighted average basic and diluted
common shares outstanding	16,601	17,161	16,389	17,032

Net earnings per common share	$0.56	$0.55	$0.56	$0.54

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Stock-Based Benefit Plans

        General. We account for our stock-based benefit plans using SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires that compensation expense related to stock-based payment transactions be recognized in the financial statements and that expense be measured based on the fair value of the equity or liability instrument issued. SFAS No. 123(R) also requires that forfeitures be estimated over the vesting period of the instrument.

        Stock-Based Employee Compensation Expense. Amounts recognized in the financial statements with respect to our Employee Stock Ownership Plan (“ESOP”) and stock-based employee compensation plans are presented in the following table:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Stock-based employee compensation expense:
Employee Stock Ownership Plan expense	$1,046	$1,166
Management Recognition and Retention Plan expense	726	726
2003 Stock Option Plan expense	420	420

Amount of stock-based compensation expense,
before income tax benefit	$2,192	$2,312

Amount of related income tax benefit recognized	$504	$504

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	At or for the Three Months Ended March 31,
(Dollars in thousands, except for share data)	2007	2006
Employee Stock Ownership Plan compensation expense	$1,046	$1,166
Employee Stock Ownership Plan shares allocated to employees	639,627	489,127
Employee Stock Ownership Plan shares unallocated	1,166,379	1,316,879
Fair value of Employee Stock Ownership Plan unallocated shares	$31,539	$44,708

        Management Recognition and Retention Plan. We established the 2003 Management Recognition and Retention Plan (“MRRP”) which is a stock-based incentive plan. The shares awarded by the MRRP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market value of our stock as of the date the awards were made. Stockholders approved 903,003 shares to be granted under the MRRP and 100,653 shares are still available for future grants as of March 31, 2007. The following table summarizes shares of our common stock that were subject to award and have been granted pursuant to the MRRP as of March 31, 2007:

	At or for the Three Months Ended March 31,
	2007	2006
Nonvested shares outstanding at beginning of period	328,940	489,160
Shares granted	--	--
Shares vested	--	--
Shares forfeited	--	--

Nonvested shares outstanding at end of period	328,940	489,160

        Compensation expense related to the MRRP totaled $726,000 for the three months ended March 31, 2007 and 2006. The weighted average grant date fair value of shares awarded by the MRRP was $18.27 and $18.21 at March 31, 2007 and 2006, respectively. As of March 31, 2007, we had $3.4 million of total unrecognized employee compensation expense related to unvested MRRP shares which are expected to be recognized over a weighted average period of 1.3 years. There were no MRRP shares granted, vested or forfeited during the three months ended March 31, 2007. We realized excess tax benefits related to MRRP shares of $8,000 during the three months ended March 31, 2007.

         Stock Option Plan. We established the 2003 Stock Option Plan (“SOP”) under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the fair value of our stock options as of the date the awards were made. The exercise price of the options is equal to the market price of the common stock on the grant date. Stockholders approved 2,257,508 stock options to be granted under the SOP and 359,758 of these stock options remain available for future grants as of March 31, 2007.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The fair value of each option was estimated on the date of the grant using the Black-Scholes model. The dividend yield was calculated based on the annual dividends paid and the 12-month average closing stock price at the time of the grant. Expected volatility was based on historical volatility of our stock price at the date of grant. We have utilized historical experience to determine the expected life of the stock options and to estimate future forfeitures. All inputs into the Black-Scholes model are estimates at the time of the grant. Actual results in the future could materially differ from these estimates; however, such results would not impact future reported net income.

        Stock Option Activity. The following table details stock options granted, exercised and forfeited during the three months ended March 31, 2007:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2006	1,818,626	$17.92
Stock options granted	--	--
Stock options exercised	(16,400)	17.83
Stock options forfeited	--	--

Stock options outstanding at March 31, 2007	1,802,226	$17.92	6.1	$16,400

Stock options exercisable at March 31, 2007	1,047,126	$17.89	6.1	$9,600

        The following table details stock options granted, exercised and forfeited during the three months ended March 31, 2006:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2005	1,864,750	$17.92
Stock options granted	--	--
Stock options exercised	(4,000)	20.12
Stock options forfeited	(2,500)	17.83

Stock options outstanding at March 31, 2006	1,858,250	$17.92	7.1	$29,800

Stock options exercisable at March 31, 2006	729,100	$17.87	7.1	$11,700

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table details the intrinsic value, cash received and tax benefit realized from the exercise of stock options during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Intrinsic value (market value on the exercise date less the strike price)	$146	$48
Cash received from the exercise of stock options	293	81
Tax benefit realized from the exercise of stock options	41	17

        At March 31, 2007, there was $1.9 million of total unrecognized compensation expense related to unvested stock options that will be expensed over a weighted average period of 1.2 years.

Note 5 – Goodwill and Other Intangible Assets

        Goodwill. Goodwill represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired in connection with the acquisition of United Nebraska Financial Co. (“UNFC”) in 2004. There was no goodwill recorded in connection with our Marine Bank branch purchase in 2006. We evaluate goodwill for impairment annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. There have been no changes in the carrying amount of goodwill during the three months ended March 31, 2007 due to impairment as we are not aware of any facts or circumstances that would indicate our carrying value exceeded fair value. The changes in the carrying amount of goodwill for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Balance at beginning of period	$42,228	$42,283
Adjustment due to adoption of FASB Interpretation No. 48	(66)	--

Balance at end of period	$42,162	$42,283

        Other Intangible Assets. Our only identifiable other intangible asset is the value of core deposits acquired as part of the UNFC and Marine Bank transactions. The core deposit intangible assets have been estimated to have nine- to ten-year lives. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in other operating expense.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Other Intangible Asset Activity. The changes in the carrying amount of acquired intangible assets for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Balance at beginning of period	$8,391	$10,041
Amortization expense	(424)	(441)

Balance at end of period	$7,967	$9,600

        Other Intangible Asset Estimated Amortization. Estimated amortization expense related to our core deposit intangible assets for the year ending December 31, 2007 and five years thereafter are as follows:

(Dollars in thousands)
Estimated Amortization Expense
For the Year Ending:
December 31, 2007	$1,647
December 31, 2008	1,513
December 31, 2009	1,373
December 31, 2010	1,222
December 31, 2011	1,052
December 31, 2012	850

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 — Investment and Mortgage-Backed Securities

        Investment Security Composition. The amortized cost, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$85	$--	$--	$85

Available for sale:
Mortgage-backed securities	10,841	63	182	10,722
U.S. Government securities and agency obligations	95,137	5	436	94,706
Corporate securities	4,942	--	85	4,857
Municipal obligations	15,342	15	58	15,299
Agency equity securities	537	--	5	532
Asset Management Fund - ARM Fund	6,000	--	158	5,842

Total investment and mortgage-backed
securities, available for sale	$132,799	$83	$924	$131,958

	December 31, 2006
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$90	$--	$--	$90

Available for sale:
Mortgage-backed securities	12,476	51	255	12,272
U.S. Government securities and agency obligations	78,201	4	636	77,569
Corporate securities	5,245	--	115	5,130
Municipal obligations	15,970	19	61	15,928
Agency equity securities	547	--	10	537
Asset Management Fund - ARM Fund	6,000	--	164	5,836

Total investment and mortgage-backed
securities, available for sale	$118,439	$74	$1,241	$117,272

        We believe all unrealized losses as of March 31, 2007 to be market related, with no permanent sector or issuer credit concerns or impairments. We had 102 securities with unrealized losses totaling $832,000 for 12 consecutive months or longer as of March 31, 2007. The unrealized losses are believed to be temporarily, not permanently, impaired in value. Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. At March 31, 2007, we have the ability and intent to hold these securities until maturity.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Loans Receivable

        Loan Portfolio Composition. Loans receivable at March 31, 2007 and December 31, 2006 are summarized in the following table:

	March 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$336,583	9.28%	$339,080	9.21%
Second mortgage residential	113,358	3.13	120,510	3.27
Multi-family residential	129,538	3.57	148,922	4.05
Commercial real estate	386,773	10.66	396,620	10.77
Land and land development	496,712	13.70	494,887	13.44
Residential construction	721,181	19.89	780,991	21.21
Commercial construction	540,658	14.91	491,997	13.36
Agriculture	78,082	2.15	68,459	1.86

Total real estate loans	2,802,885	77.29	2,841,466	77.17

Business	224,146	6.18	220,669	5.99

Agriculture - operating	89,946	2.48	94,455	2.56

Warehouse mortgage lines of credit	106,353	2.94	112,645	3.06

Consumer loans:
Home equity	72,810	2.01	71,476	1.94
Home equity lines of credit	125,270	3.45	130,071	3.53
Home improvement	52,074	1.44	55,513	1.51
Automobile	86,050	2.37	87,575	2.38
Other	66,867	1.84	68,365	1.86

Total consumer loans	403,071	11.11	413,000	11.22

Total loans	3,626,401	100.00%	3,682,235	100.00%

Unamortized premiums, discounts and
deferred loan fees	6,728		5,602
Loans in process (2)	(588,279)		(637,677)

Net loans	3,044,850		3,050,160
Allowance for loan losses	(33,906)		(33,129)

Net loans after allowance for loan losses	$3,010,944		$3,017,031

(1) Includes loans held for sale	$14,699		$19,285

(2) Loans in process represents the undisbursed portion of construction and land development loans.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Primary Lending Market Area. Our primary lending market area consists of Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Our Asset/Liability and Asset Classification Committees are responsible for setting guidelines related to loan concentrations and monitoring such concentrations to limit potential loss exposure. At March 31, 2007 and December 31, 2006, approximately 20.3% and 20.8%, respectively, of total loans were secured by properties or made to individuals located outside of our primary lending market area.

        Allowance for Loan Losses. The activity in the allowance for loan losses during the three months ended March 31, 2007 and 2006 is summarized in the following table:

	At or for the Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Allowance for loan losses at beginning of period	$33,129	$30,870
Charge-offs:
One-to-four family residential	(20)	--
Second mortgage residential	(35)	(102)
Commercial real estate	(90)	--
Residential construction	(172)	(25)
Business	(90)	(20)
Agriculture - operating	--	(20)
Consumer	(467)	(345)

Total charge-offs	(874)	(512)
Recoveries on loans previously charged-off	183	90
Provision for loan losses	1,468	1,331

Allowance for loan losses at end of period	$33,906	$31,779

Allowance for loan losses as a percentage of net loans	1.11%	1.07%
Allowance for loan losses as a percentage of
nonperforming loans	84.16%	172.54%
Ratio of net charge-offs during the period as a
percentage of average loans outstanding during the period	0.09%	0.06%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Nonperforming Assets. The following table sets forth information regarding nonperforming loans (90 or more days delinquent) and real estate owned. It is our policy to cease accruing interest on loans contractually delinquent 90 days or more and charge-off all accrued interest. We did not have any accruing loans 90 days or more past due at the dates shown.

(Dollars in thousands)	March 31, 2007	December 31, 2006
Nonperforming loans:
One-to-four family residential	$1,984	$1,611
Second mortgage residential	462	234
Multi-family residential	1,150	1,152
Commercial real estate	712	324
Land and land development	1,664	4,696
Residential construction	29,875	18,074
Agriculture - real estate	159	50
Business	2,288	2,280
Agriculture - operating	328	139
Consumer	1,664	1,490

Total nonperforming loans	40,286	30,050
Real estate owned, net (1)	6,514	5,264

Total nonperforming assets	46,800	35,314
Troubled debt restructurings	9,895	8,904

Total nonperforming assets and troubled debt restructurings	$56,695	$44,218

Total nonperforming loans as a percentage of net loans	1.32%	0.99%

Total nonperforming assets as a percentage of total assets	1.36%	1.03%

Total nonperforming assets and troubled debt restructurings
as a percentage of total assets	1.65%	1.29%

Allowance for loan losses as a percentage of net loans	1.11%	1.09%

Allowance for loan losses as a percentage of nonperforming loans	84.16%	110.25%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

        At March 31, 2007, our nonperforming residential construction loans totaled $29.9 million of which $24.7 million were located in Florida. Approximately $19.5 million of our nonperforming residential construction loans were located in the Cape Coral area of Lee County in Florida. As disclosed in our December 31, 2006 earnings release and Annual Report on Form 10-K, we reported that we had a group of residential construction loans located in the Cape Coral area of southwest Florida. These loans, made to individual homebuyers wishing to build a second or retirement home in the Cape Coral area, are for properties located in a fully platted, zoned and infrastructure-complete housing development with direct waterfront access for many lots.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        To limit geographic loan concentration, we discontinued purchasing residential construction loans in the Cape Coral area from a local Florida-based mortgage brokerage firm by December 31, 2005. At March 31, 2006, we had 874 residential construction loan commitments totaling $233.2 million in the Cape Coral area with disbursed funds amounting to $110.0 million. Each borrower in the Cape Coral area possessed a strong credit score which met Fannie Mae or other secondary market underwriting guidelines (average FICO score for Cape Coral area borrowers was 741 at March 31, 2007) and had also obtained a contractual commitment for permanent financing with third-party lenders upon completion of the residence. At March 31, 2006, only one loan of $360,000 was 90 or more days delinquent.

        A substantially higher than expected surge in residential construction building permit applications occurred in the Cape Coral area in early to mid-2006 which resulted in unusual delays in the commencement of construction. In many cases, these delays extended beyond the original term of the residential construction loans. The backlog of residential construction permits has returned to normal levels and as a result, several residential construction builders are actively constructing homes for our borrowers.

        Notwithstanding localized construction delays and a correction of housing values in selected Florida markets, we have reduced our Cape Coral residential construction loan commitments by 37.9% from March 31, 2006 to $144.9 million at December 31, 2006 and total disbursed amounts outstanding declined by 23.5% during the same period to $84.2 million.

        We have taken a number of aggressive, pro-active steps designed to address our Florida residential construction loan delinquencies. These measures include offering loan and lot modification loans to qualified borrowers; identifying large, highly-respected local builders to construct homes at 2006 price levels; and finding other third-party lenders who will offer permanent financing and closing cost incentives to borrowers for completed homes. We have also reclaimed servicing functions on a number of loans from the Florida mortgage broker, required the broker to engage new legal counsel to handle foreclosure matters and entered into various loss-sharing agreements with the Florida mortgage broker. Through March 31, 2007, we have not charged-off any Cape Coral area residential construction loan balances. We plan to aggressively pursue all legal remedies available to us against any delinquent Florida borrower.

        Residential construction loan commitments in the Cape Coral area declined 17.3% to $119.9 million at March 31, 2007 compared to $144.9 million at December 31, 2006. Disbursed funds associated with these loans declined 13.3% to $72.9 million at March 31, 2007, compared to $84.2 million at December 31, 2006, and represented less than 2.4% of our net loans.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        We believe that, based on information currently available to us, our allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonable to estimate at the present time. Actual losses are dependent upon future events and, as such, further changes to the level of allowance for loan losses may become necessary based on changes in economic conditions and other factors.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 — Mortgage Servicing Rights

        On January 1, 2007, we adopted SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”). In accordance with SFAS No. 156, we have elected to continue to utilize the amortization method for all of our mortgage servicing right assets, thus, carrying our mortgage servicing rights at the “lower of cost or market” (fair value). Under the amortization method, we amortize mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as a result of new servicing assets is reported as net gain on sale of loans in the Consolidated Statements of Income. Loan servicing fees, net of amortization of mortgage servicing rights, is recorded in fees and service charges in the Consolidated Statements of Income.

        We primarily service one-to-four family residential mortgage loans that comprise a single class of servicing assets. We obtain mortgage servicing right assets when we deliver loans, both originated and purchased, “as an agent” into the secondary market on a servicing-retained basis. Initial fair value of the servicing right is calculated by a discounted cash flow model based on market value assumptions at the time of origination.

        The balance of mortgage servicing rights, net of valuation allowances, at both March 31, 2007 and December 31, 2006 was $12.5 million. The fair values of these rights were approximately $15.8 million and $15.3 million at March 31, 2007 and December 31, 2006, respectively. The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Serviced loan portfolio balance	$1,310,808	$1,295,418
Fair value	$15,786	$15,276
Prepayment speed	6.30% - 31.47%	8.64% - 46.44%
Weighted average prepayment speed	11.81%	14.40%
Fair value with 10% adverse change	$15,151	$14,654
Fair value with 20% adverse change	$14,522	$14,034
Discount rate	9.50% - 13.00%	10.00% - 14.00%
Weighted average discount rate	10.99%	11.34%
Fair value with 10% adverse change	$15,202	$14,806
Fair value with 20% adverse change	$14,432	$14,325

        The sensitivity of the fair values is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in the table, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption. In reality, changes in one assumption may result in changes in another that might magnify or counteract the sensitivities.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Mortgage Servicing Right Activity. The following table summarizes mortgage servicing right activity including amortization expense:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Balance at beginning of period	$12,467	$11,713
Mortgage servicing rights capitalized	812	700
Amortization expense	(736)	(618)
Valuation adjustment	(23)	--

Balance at end of period	$12,520	$11,795

        Mortgage Servicing Right Valuation Allowance. We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speeds, cash flow and discount rate estimates. Changes in these estimates impact fair value and could require us to record a valuation allowance or recovery. Our evaluation of mortgage servicing rights at March 31, 2007 indicated that a valuation allowance of $23,000 was necessary. At March 31, 2006, our analysis of mortgage servicing rights indicated a valuation allowance was not necessary. The amortization expense and valuation adjustment are recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Income.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 – Deposits

        Deposit Composition. Deposits at March 31, 2007 and December 31, 2006 are summarized in the following table:

	March 31, 2007		December 31, 2006
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$143,104	--%	$154,123
Savings	0.47	45,933	0.49	45,452
Interest-bearing checking	1.13	356,019	1.14	349,033
Money market	3.02	427,606	2.98	383,182

Total transaction accounts	1.76	972,662	1.68	931,790

Total transaction accounts as a
percentage of total deposits		45.22%		45.40%

Time deposits:
1.00% to 1.99%		522		542
2.00% to 2.99%		16,270		27,594
3.00% to 3.99%		141,179		151,499
4.00% to 4.99%		242,518		348,777
5.00% to 5.99%		777,474		592,013
6.00% to 6.99%		128		128

Total time deposits	4.94	1,178,091	4.81	1,120,553

Total time deposits as a
percentage of total deposits		54.78%		54.60%

Total deposits	3.50%	$2,150,753	3.39%	$2,052,343

        Time Deposit Maturity. The scheduled maturities of time deposits at March 31, 2007 are presented in the following table:

(Dollars in thousands)	Amount	Percent
Amount Maturing During the 12 Months Ending:
March 31, 2008	$1,060,517	90.02%
March 31, 2009	74,979	6.36
March 31, 2010	29,791	2.53
March 31, 2011	5,605	0.48
March 31, 2012	7,107	0.60
Thereafter	92	0.01

Total time deposits	$1,178,091	100.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Time Deposits of $100,000 or More. The following table shows the maturities of our time deposits of $100,000 or more at March 31, 2007 by the time remaining to maturity. We did not have any brokered time deposits at March 31, 2007.

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
June 30, 2007	$61,730	5.05%
September 30, 2007	103,639	5.19
December 31, 2007	69,372	5.19
March 31, 2008	31,307	5.09
Thereafter	31,477	4.75

Total time deposits of $100,000 or more	$297,525	5.10%

Note 10 – FHLBank Topeka Advances and Other Borrowings

        At March 31, 2007 and December 31, 2006, we were indebted on notes as shown in the following table:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Permanent fixed-rate notes payable to
the FHLBank Topeka	$9,548	$19,664
Convertible fixed-rate notes payable to
the FHLBank Topeka	800,000	815,000
Line of credit with the FHLBank Topeka	--	72,500
Retail repurchase agreements	23,841	24,284
Junior subordinated debentures	30,928	30,928

Total FHLBank Topeka advances and
other borrowings	$864,317	$962,376

Weighted average interest rate	4.35%	4.40%

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Pursuant to our blanket collateral agreement with the FHLBank, such advances are secured by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans. Under our blanket collateral agreement with the FHLBank, our borrowing capacity at March 31, 2007 was $948.1 million. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

        Our retail repurchase agreements are primarily collateralized by U.S. Government and agency and municipal obligations (investment securities).

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – Unrecognized Tax Benefits

        In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements.

        We adopted FIN 48 on January 1, 2007 and, as a result, recognized no material adjustment in our liability for unrecognized tax benefits. Unrecognized tax benefits, excluding interest and penalties, were $2.8 million at March 31, 2007. Unrecognized tax benefits of $118,000 and interest and penalties of $270,000 would favorably affect our effective tax rate if recognized in future periods. Unrecognized tax benefits of $601,000 are related to our UNFC acquisition and would reduce goodwill if recognized in future periods. The following table summarizes our unrecognized tax benefits upon adoption and for the three months ended March 31, 2007:

(Dollars in thousands)	Unrecognized Tax Benefits
Unrecognized tax benefits at January 1, 2007	$2,443
Changes in unrecognized tax benefits from current or prior year tax positions	366
Changes in unrecognized tax benefits from settlements with taxing authorities	--
Changes in unrecognized tax benefits from the lapse of statutes of limitations	--

Unrecognized tax benefits at March 31, 2007	$2,809

        We recognize interest and penalties related to uncertain tax positions in income tax expense in the Consolidated Statements of Income. We did not record any expense related to tax interest and penalties during the three months ended March 31, 2007. At March 31, 2007, we had approximately $270,000 of accrued interest payable related to uncertain tax positions recorded in our Consolidated Statements of Financial Position.

        We anticipate that a reduction in unrecognized tax benefits of up to $2.2 million is reasonably possible during the next 12 months. This reduction will be principally due to a change in accounting method related to the timing of when certain deferred loan fees are recognized for tax purposes if approved by the Internal Revenue Service.

        The tax years of 2003 through 2006 remain open for examination by federal and state taxing authorities.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Current Accounting Pronouncements

        For a discussion regarding accounting pronouncements, interpretations, exposure drafts and other formal accounting guidance and the impact of these on our financial condition and results of operations, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion identifies certain recently issued accounting guidance.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides an alternative measurement treatment for certain financial assets and liabilities, under an instrument-by-instrument election, that permits fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact that SFAS No. 159 may have on our consolidated financial statements.

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

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. In addition to the risk factors described in Part 2, Item 1A. of this Quarterly Report on Form 10-Q, factors that could result in material variations include, but are not limited to:

•	Strength of the United States economy in general and the strength of the local economies in which we conduct our operations;
•	Changes in interest rates or other competitive factors which could affect net interest margins, net interest income and noninterest income;
•	Changes in deposit flows, and in the demand for deposits, loans, investment products and other financial services in the markets we serve;
•	Changes in the quality or composition of our loan portfolio;
•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolios;
•	Borrower bankruptcies, claims and assessments;
•	Unanticipated issues associated with the execution of our strategic plan, including issues associated with the growth of a more diversified loan portfolio;
•	Our timely development of new lines of business and competitive products or services within our existing lines of business in a changing environment, and the acceptance of such products and services by our customers;
•	Any interruption or breach of security resulting in failures or disruption in customer account management, general ledger, deposit operations, lending or other systems;
•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;
•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;
•	Changes in accounting policies or procedures as may be required by various regulatory agencies;
•	Changes in consumer spending and savings habits; and
•	Other factors discussed in documents we may file with the Securities and Exchange Commission from time to time.

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Assets

        General. Our total assets were $3.4 billion at March 31, 2007, an increase of $10.1 million, or 0.3%, compared to December 31, 2006.

        Investment Securities. Our available for sale investment securities totaled $121.2 million at March 31, 2007, an increase of $16.2 million, or 15.5%, compared to $105.0 million at December 31, 2006. During the three months ended March 31, 2007 we had security purchases of $41.8 million which were partially offset by $25.9 million in proceeds from maturing and sold investment securities. The securities purchased during 2007 were primarily U.S. Treasury securities that were purchased to collateralize deposits.

        Mortgage-Backed Securities. Our mortgage-backed securities, all of which are recorded as available for sale, totaled $10.7 million at March 31, 2007, a decrease of $1.6 million, or 12.6%, compared to $12.3 million at December 31, 2006. The decrease in our mortgage-backed securities was the result of $1.6 million of principal payments received during the three months ended March 31, 2007.

        Loans Receivable. Net loans totaled $3.0 billion at March 31, 2007 and remained relatively unchanged compared to December 31, 2006. During the three months ended March 31, 2007, we originated $389.0 million of loans (exclusive of warehouse mortgage lines of credit) and purchased $115.8 million of loans. These increases were partially offset by $497.0 million of principal repayments and $58.6 million of loan sales. The following table details the composition of our loan portfolio at the dates indicated:

(Dollars in thousands)	March 31, 2007	December 31, 2006	Increase (Decrease)	% Change
One-to-four family residential (1)	$336,583	$339,080	$(2,497)	(0.74)%
Second mortgage residential	113,358	120,510	(7,152)	(5.93)
Multi-family residential	129,538	148,922	(19,384)	(13.02)
Commercial real estate	386,773	396,620	(9,847)	(2.48)
Land and land development	496,712	494,887	1,825	0.37
Residential construction	721,181	780,991	(59,810)	(7.66)
Commercial construction	540,658	491,997	48,661	9.89
Agriculture - real estate	78,082	68,459	9,623	14.06
Business	224,146	220,669	3,477	1.58
Agriculture - operating	89,946	94,455	(4,509)	(4.77)
Warehouse mortgage lines of credit	106,353	112,645	(6,292)	(5.59)
Consumer	403,071	413,000	(9,929)	(2.40)

Total loans	3,626,401	3,682,235	(55,834)	(1.52)

Unamortized premiums, discounts
and deferred loan fees	6,728	5,602	1,126	20.10
Loans in process (2)	(588,279)	(637,677)	49,398	(7.75)

Net loans	$3,044,850	$3,050,160	$(5,310)	(0.17)%

(1) Includes loans held for sale	$14,699	$19,285	$(4,586)	(23.78)%

(2) Loans in process represents the undisbursed portion of construction and land development loans.

        The increase in our commercial construction loan portfolio was primarily attributable to two loans originated totaling $37.2 million during the three months ended March 31, 2007. The decline in our residential construction loan portfolio was primarily attributable to a reduction in the volume of loans we purchased from mortgage brokers in order to manage loan concentrations in certain areas of the United States. The changes in the remainder of our loan portfolio were attributable to loan repayments and prepayments and loan refinancing activity.

        Allowance for Loan Losses. Our allowance for loan losses increased $777,000, or 2.4%, to $33.9 million at March 31, 2007 compared to $33.1 million at December 31, 2006. During the three months ended March 31, 2007 we recorded provisions for loan losses totaling $1.5 million and net-charge-offs of $691,000. Our allowance for loan losses as a percentage of nonperforming loans was 84.16% at March 31, 2007 compared to 110.25% at December 31, 2006. Our ratio of the allowance for loan losses to net loans was 1.11% and 1.09% at March 31, 2007 and December 31, 2006, respectively.

        Nonperforming loans increased $10.2 million, or 34.1%, to $40.3 million at March 31, 2007 compared to $30.1 million at December 31, 2006. The increase in nonperforming loans at March 31, 2007 was primarily attributable to residential construction loans. We anticipate that the level of loan delinquencies may continue to increase for the foreseeable future.

        As disclosed in our December 31, 2006 earnings release and Annual Report on Form 10-K, we reported that we had a group of residential construction loans located in the Cape Coral area of southwest Florida. These loans, made to individual homebuyers wishing to build a second or retirement home in the Cape Coral area, are for properties located in a fully platted, zoned and infrastructure-complete housing development with direct waterfront access for many lots.

        To limit geographic loan concentration, we discontinued purchasing residential construction loans in the Cape Coral area from a local Florida-based mortgage brokerage firm by December 31, 2005. At March 31, 2006, we had 874 residential construction loan commitments totaling $233.2 million in the Cape Coral area with disbursed funds amounting to $110.0 million. Each borrower in the Cape Coral area possessed a strong credit score which met Fannie Mae or other secondary market underwriting guidelines (average FICO score for the Cape Coral area borrowers was 741 at March 31, 2007) and had also obtained a contractual commitment for permanent financing with third-party lenders upon completion of the residence. At March 31, 2006, only one loan of $360,000 was 90 or more days delinquent.

        A substantially higher than expected surge in residential construction building permit applications occurred in the Cape Coral area in early to mid-2006 which resulted in unusual delays in the commencement of construction. In many cases, these delays extended beyond the original term of the residential construction loans. The backlog of residential construction permits has returned to normal levels and as a result, several residential construction builders are actively constructing homes for our borrowers.

        Notwithstanding localized construction delays and a correction of housing values in selected Florida markets, we have reduced our Cape Coral residential construction loan commitments by 37.9% from March 31, 2006 to $144.9 million at December 31, 2006 and total disbursed amounts outstanding declined by 23.5% during the same period to $84.2 million.

        We have taken a number of aggressive, pro-active steps designed to address our Florida residential construction loan delinquencies. These measures include offering loan and lot modification loans to qualified borrowers; identifying large, highly-respected local builders to construct homes at 2006 price levels; and finding other third-party lenders who will offer permanent financing and closing cost incentives to borrowers for completed homes. We have also reclaimed servicing functions on a number of loans from the Florida mortgage broker, required the broker to engage new legal counsel to handle foreclosure matters and entered into various loss-sharing agreements with the Florida mortgage broker. Through March 31, 2007, we have not charged-off any Cape Coral area residential construction loan balances. We plan to aggressively pursue all legal remedies available to us against any delinquent Florida borrower.

        Residential construction loan commitments in the Cape Coral area declined 17.3% to $119.9 million at March 31, 2007 compared to $144.9 million at December 31, 2006. Disbursed funds associated with these loans declined 13.3% to $72.9 million at March 31, 2007, compared to $84.2 million at December 31, 2006, and represented less than 2.4% of our net loans.

        We believe that, based on information currently available to us, our allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonable to estimate at the present time. Actual losses are dependent upon future events and, as such, further changes to the level of allowance for loan losses may become necessary based on changes in economic conditions and other factors.

        FHLBank Topeka Stock. FHLBank Topeka (“FHLBank”) stock totaled $63.0 million at March 31, 2007, an increase of $954,000, or 1.5%, compared to $62.0 million at December 31, 2006. The increase was attributable to FHLBank stock dividends received during the three months ended March 31, 2007.

        Premises and Equipment. Premises and equipment decreased $388,000, or 1.0%, to $39.4 million at March 31, 2007 compared to $39.8 million at December 31, 2006. The decrease was attributable to $992,000 of depreciation and amortization expense which was partially offset by $604,000 in asset additions.

        Goodwill and Other Intangible Assets. Goodwill totaled $42.2 million at March 31, 2007 and December 31, 2006 and relates to the 2004 acquisition of United Nebraska Financial Co. (“UNFC”). There was no goodwill recorded in connection with our Marine Bank branch purchase in June 2006. Goodwill declined $66,000, or 0.2%, at March 31, 2007 compared to December 31, 2006 due to an adjustment resulting from the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48.

        Other Intangible Assets. Other intangible assets totaled $8.0 million at March 31, 2007, a decrease of $424,000, or 5.1%, compared to $8.4 million at December 31, 2006 and relates to the core deposit intangible assets recorded as a result of the UNFC acquisition and the Marine Bank transaction. The decrease was attributable to $424,000 in amortization during the three months ended March 31, 2007.

        Other Assets. Other assets increased $4.4 million, or 20.0%, to $26.4 million at March 31, 2007 compared to $22.0 million at December 31, 2006. Other assets consists primarily of prepaid expenses, miscellaneous receivables and other assets.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $3.1 billion at March 31, 2007, a decrease of $1.0 million compared to December 31, 2006. We utilized increased deposits to reduce our FHLBank advances during the three months ended March 31, 2007.

        Deposits. Deposits increased $98.4 million, or 4.8%, to $2.2 billion at March 31, 2007 compared to $2.1 billion at December 31, 2006.

(Dollars in thousands)	March 31, 2007	December 31, 2006	Increase (Decrease)	% Change
Noninterest-bearing checking	$143,104	$154,123	$(11,019)	(7.15)%
Savings	45,933	45,452	481	1.06
Interest-bearing checking	356,019	349,033	6,986	2.00
Money market	427,606	383,182	44,424	11.59
Time deposits	1,178,091	1,120,553	57,538	5.13

Total retail deposits	2,150,753	2,052,343	98,410	4.80
Brokered time deposits	--	--	--	--

Total deposits	$2,150,753	$2,052,343	$98,410	4.80%

        Our transaction accounts (checking, savings and money market) totaled $972.7 million at March 31, 2007, an increase of $40.9 million, or 4.4%, compared to $931.8 million at December 31, 2006. The number of transaction accounts increased by 1,729 accounts, or 1.3%, to 130,329 accounts compared to 128,600 accounts at December 31, 2006. The weighted average interest rate of our transaction accounts was 1.76% at March 31, 2007 compared to 1.68% at December 31, 2006. The weighted average interest rate of our time deposits was 4.94% at March 31, 2007 compared to 4.81% at December 31, 2006.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $864.3 million at March 31, 2007, a decrease of $98.1 million, or 10.2%, compared to $962.4 million at December 31, 2006. The decrease in FHLBank advances and other borrowings at March 31, 2007 was primarily attributable to the utilization of increased deposits to reduce our FHLBank advances. The weighted average interest rate on FHLBank advances executed during the three months ended March 31, 2007 was 3.94%. The weighted average interest rate on FHLBank advances which matured or were called by the FHLBank during the three months ended March 31, 2007 was 3.90%. We did not have an outstanding balance on our FHLBank line of credit at March 31, 2007 compared to an outstanding balance of $72.5 million at December 31, 2006. The weighted average interest rate on our FHLBank advances and other borrowings was 4.35% at March 31, 2007, a decrease of five basis points compared to 4.40% at December 31, 2006.

        Accrued Expenses and Other Liabilities. Our accrued expenses and other liabilities totaled $30.3 million at March 31, 2007, an increase of $999,000, or 3.4%, compared to $29.3 million at December 31, 2006. The primary items comprising accrued expenses and other liabilities are accrued taxes payable, deferred compensation agreements, loan servicing payments and other miscellaneous accrued expenses.

        Stockholders’ Equity. At March 31, 2007, stockholders’ equity totaled $364.4 million, an increase of $11.1 million, or 3.2%, compared to $353.3 million at December 31, 2006. The increase in stockholders’ equity primarily reflected net income of $9.4 million during the three months ended March 31, 2007, $1.1 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”), $726,000 related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”) and $420,000 related to amortization of stock options under the 2003 Stock Option Plan (“SOP”). These increases were partially offset by $1.2 million in cash dividends paid to our stockholders. We paid cash dividends of $0.07 per common share on March 30, 2007 to stockholders of record on March 15, 2007.

        On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to 1,828,581 shares of our outstanding common stock. There is no stated expiration date for this authorization. We did not repurchase any shares of our outstanding common stock during the three months ended March 31, 2007. After accounting for earlier repurchases, at March 31, 2007, the total remaining common stock repurchase authority was 1,527,059 shares.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

        Net Income. Net income for the three months ended March 31, 2007 was $9.4 million, or $0.55 per diluted share ($0.56 per basic share), compared to net income of $9.2 million, or $0.54 per diluted share ($0.56 per basic share), for the three months ended March 31, 2006.

        Net Interest Income. Net interest income is the most significant component of our earnings and consists of interest income on interest-earning assets offset by interest expense on interest-bearing liabilities. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume relates to the level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and mix of interest-earning assets and interest-bearing liabilities. Net interest income before provision for loan losses totaled $31.2 million for the three months ended March 31, 2007, an increase of $2.1 million, or 7.1%, compared to $29.1 million for the three months ended March 31, 2006. The increase in net interest income was primarily attributable to an increase in the average balance of interest-earning assets.

        Our average interest rate spread for the three months ended March 31, 2007 and 2006 was 3.50% and 3.57%, respectively. The decrease in our average interest rate spread was attributable to the increase in the average rate paid on interest-bearing liabilities being greater than the increase in the yield earned on our interest-earning assets, primarily our net loan portfolio. The average yield on interest-earning assets was 7.38% for the three months ended March 31, 2007, a 71 basis point increase compared to 6.67% for the three months ended March 31, 2006. The increase in the average yield earned on interest-earning assets was primarily related to an increase in the average yield earned on loans receivable. Our average yield earned on loans receivable for the three months ended March 31, 2007 and 2006 was 7.52% and 6.82%, respectively. This increase was primarily the result of our lending strategy to focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Our average rate paid on interest bearing liabilities was 3.88% for the three months ended March 31, 2007, an increase of 78 basis points compared to 3.10% for the three months ended March 31, 2006. The increase in the average rate paid on interest-bearing liabilities was primarily the result of customers migrating to higher-yielding deposit products such as time deposits and money market accounts coupled with increased borrowing cost associated with FHLBank advances.

        Our net interest margin (net interest income (annualized) divided by average interest-earning assets) increased to 3.93% for the three months ended March 31, 2007 compared to 3.87% for the three months ended March 31, 2006. The increase in our net interest margin for the three months ended March 31, 2007 was primarily the result of increases in the average balance of and average yield earned on loans receivable. The average balance of our total interest-earning assets was $3.2 billion for the three months ended March 31, 2007, an increase of $167.5 million, or 5.6%, compared to $3.0 billion for the three months ended March 31, 2006. We anticipate that average interest rate spread and net interest margin compression may occur throughout 2007 due to increased deposit interest costs and refinancing of our FHLBank advances and other borrowings.

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

	Three Months Ended March 31,
	2007			2006
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$13,090	$171	5.23%	$7,156	$76	4.25%
Investment securities (1)	173,340	2,306	5.32	161,387	1,825	4.52
Mortgage-backed securities (1)	11,578	123	4.25	19,002	190	4.00
Loans receivable (2)	2,980,236	56,065	7.52	2,823,180	48,102	6.82

Total interest-earning assets	3,178,244	58,665	7.38%	3,010,725	50,193	6.67%
Noninterest-earning assets	210,954			202,971

Total assets	$3,389,198			$3,213,696

Interest-bearing liabilities:
Interest-bearing checking accounts	$344,974	$972	1.13%	$382,671	$1,068	1.12%
Savings accounts	45,731	54	0.47	56,289	75	0.53
Money market accounts	401,736	3,027	3.01	377,538	2,389	2.53
Time deposits	1,147,523	13,843	4.83	1,075,824	9,610	3.57

Total interest-bearing deposits	1,939,964	17,896	3.69	1,892,322	13,142	2.78
FHLBank Topeka advances and
other borrowings	892,093	9,574	4.29	825,626	7,915	3.83

Total interest-bearing liabilities	2,832,057	27,470	3.88%	2,717,948	21,057	3.10%
Noninterest-bearing accounts	132,173			118,800
Other liabilities	67,300			63,663

Total liabilities	3,031,530			2,900,411
Stockholders’ equity	357,668			313,285

Total liabilities and stockholders’ equity	$3,389,198			$3,213,696

Net interest-earning assets	$346,187			$292,777
Net interest income; average
interest rate spread		$31,195	3.50%		$29,136	3.57%
Net interest margin (3)			3.93%			3.87%
Average interest-earning assets to average
interest-bearing liabilities			112.22%			110.77%

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

	Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
	Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Total Increase (Decrease)
Interest income:
Federal funds sold	$21	$74	$95
Investment securities	339	142	481
Mortgage-backed securities	11	(78)	(67)
Loans receivable (1)	5,164	2,799	7,963

Total interest income	5,535	2,937	8,472

Interest expense:
Interest-bearing
checking accounts	10	(106)	(96)
Savings accounts	(8)	(13)	(21)
Money market accounts	477	161	638
Time deposits	3,561	672	4,233

Total interest expense
on deposits	4,040	714	4,754
FHLBank Topeka advances and
other borrowings	993	666	1,659

Total interest expense	5,033	1,380	6,413

Net change in net interest income	$502	$1,557	$2,059

(1) Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.

        Interest Income. Our total interest income for the three months ended March 31, 2007 was $58.7 million, an increase of $8.5 million, or 16.9%, compared to $50.2 million for the three months ended March 31, 2006. Interest income on loans receivable totaled $56.1 million for the three months ended March 31, 2007, an increase of $8.0 million, or 16.6%, compared to $48.1 million for the three months ended March 31, 2006. The average balance of loans receivable increased $157.1 million, or 5.6%, to $3.0 billion for the three months ended March 31, 2007 compared to $2.8 billion for the three months ended March 31, 2006. The average yield earned on loans receivable increased to 7.52% for the three months ended March 31, 2007 compared to 6.82% for the three months ended March 31, 2006.

        The increase in total interest income for the three months ended March 31, 2007 was primarily attributable to an increase in interest income on loans receivable. The increase in interest income on loans receivable was primarily attributable to an increase in the average balance of loans receivable and to a lesser extent an increase in the average yield earned on loans receivable. The increase in the average balance and average yield earned on loans receivable was primarily the result of our lending strategy to focus on and sustain our holdings of loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity.

        Interest Expense. Our total interest expense for the three months ended March 31, 2007 was $27.5 million, an increase of $6.4 million, or 30.5%, compared to $21.1 million for the three months ended March 31, 2006. Interest expense on deposits totaled $17.9 million for the three months ended March 31, 2007, an increase of $4.8 million, or 36.2%, compared to $13.1 million for the three months ended March 31, 2006. Interest expense on FHLBank advances and other borrowings increased $1.7 million, or 21.0%, to $9.6 million for the three months ended March 31, 2007 compared to $7.9 million for the three months ended March 31, 2006. The average rate paid on interest-bearing deposits was 3.69% and 2.78% for the three months ended March 31, 2007 and 2006, respectively. The average rate paid on FHLBank advances and other borrowings increased to 4.29% for the three months ended March 31, 2007 compared to 3.83% for the three months ended March 31, 2006. Additionally, the average balance of our interest-bearing liabilities totaled $2.8 billion for the three months ended March 31, 2007, an increase of $114.1 million, or 4.2%, compared to $2.7 billion for the three months ended March 31, 2006. The average balance of our interest-bearing deposits increased $47.6 million, or 2.5%, to $1.9 billion for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The average balance of our FHLBank advances and other borrowings totaled $892.1 million for the three months ended March 31, 2007, an increase of $66.5 million, or 8.1%, compared to $825.6 million for the three months ended March 31, 2006.

        The increase in interest expense was attributable to an increase in the average rate paid on interest-bearing liabilities. This increase was primarily the result of the increase in the average rate paid on time deposits and money market accounts which is a result of customers migrating to higher-yielding deposit products.

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

        We recorded a provision for loan losses of $1.5 million for the three months ended March 31, 2007 compared to $1.3 million for the three months ended March 31, 2006, an increase of $137,000, or 10.3%. At March 31, 2007 our nonperforming loans totaled $40.3 million, or 1.32% of net loans, compared to $30.1 million, or 0.99% of net loans, at December 31, 2006. The increase in nonperforming loans at March 31, 2007 related primarily to an $11.8 million increase in nonperforming residential construction loans. Our focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity also subjects us to a potentially higher degree of credit risk. Our loan delinquency rate (30 or more days delinquent) at March 31, 2007 as a percentage of net loans (before allowance for loan losses) was 2.59% compared to 1.89% at December 31, 2006. We anticipate that the level of loan delinquencies may continue to increase for the foreseeable future.

        During the three months ended March 31, 2007 and 2006, we charged-off, net of recoveries, $691,000 and $422,000, respectively. Charge-offs, net of recoveries, during the three months ended March 31, 2007 consisted primarily of $399,000 of consumer loans, $172,000 of residential construction loans, $90,000 of land and land development loans and $90,000 of business loans. Our charge-offs, net of recoveries, as a percentage of average loans outstanding were 0.09% and 0.06% at March 31, 2007 and 2006, respectively. Our strategy of focusing on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity subjects us to an increased level of credit risk which has resulted in an increased amount of loan delinquencies and charge-offs.

        Noninterest Income.Noninterest income for the three months ended March 31, 2007 was $7.0 million, an increase of $598,000, or 9.3%, compared to $6.4 million for the three months ended March 31, 2006.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Deposit account fees and service charges	$3,580	$3,257	$323	9.92%
Debit card fees	761	616	145	23.54
Lending fees and service charges	730	845	(115)	(13.61)
Mortgage servicing rights valuation adjustments	(23)	--	(23)	N/A
Commissions and management fee income	1,214	945	269	28.47
Loss from real estate operations, net	(134)	(6)	(128)	2,133.33
Net gain (loss) on sales of:
Investment securities	--	21	(21)	(100.00)
Loans held for sale	628	545	83	15.23
Real estate owned	(5)	(70)	65	(92.86)
Other operating income	253	253	--	--

Total noninterest income	$7,004	$6,406	$598	9.33%

        Growth in noninterest income during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily attributable to the increase in deposit account and debit card fees. The increase in deposit account and debit card fees was largely due to an increase in the number of transaction accounts and volume of activity.

        Noninterest Expense. Our noninterest expense increased by $2.2 million, or 11.1%, to $21.5 million for the three months ended March 31, 2007 compared to $19.3 million for the three months ended March 31, 2006.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Employee compensation	$8,637	$7,407	$1,230	16.61%
Employee benefits	1,386	1,227	159	12.96
Payroll taxes	903	829	74	8.93
Management Recognition and Retention Plan	726	726	--	--
Employee Stock Ownership Plan	1,046	1,166	(120)	(10.29)
2003 Stock Option Plan	420	420	--	--
Occupancy, net	2,413	2,216	197	8.89
Data processing	621	568	53	9.33
Advertising	1,002	1,088	(86)	(7.90)
Core deposit intangible asset amortization	424	441	(17)	(3.85)
Professional services	272	189	83	43.92
Other	3,649	3,069	580	18.90

Total noninterest expense	$21,499	$19,346	$2,153	11.13%

        The increase in noninterest expense during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily attributable to increases in employee compensation, employee benefits and payroll taxes. The increase in employee compensation, employee benefits and payroll taxes resulted from personnel growth and annual salary increases. At March 31, 2007 and 2006, we had 856 and 792 full-time equivalent employees, respectively. We had 850 full-time equivalent employees at December 31, 2006.

        Income Tax Expense. Our income tax expense increased by $191,000, or 3.4%, to $5.9 million for the three months ended March 31, 2007 compared to $5.7 million for the three months ended March 31, 2006. The increase in income tax expense for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to an increase in net income. The effective income tax rate for the three months ended March 31, 2007 was 38.4% compared to 38.1% for the three months ended March 31, 2006.

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

        During the three months ended March 31, 2007, net cash provided by operating activities was $15.1 million, which consisted primarily of net income. Net cash used in investing activities during the three months ended March 31, 2007 was $15.1 million and primarily related to the purchase of available for sale investment securities partially offset by cash inflows from matured investment securities. Net cash used in financing activities was $2.7 million for the three months ended March 31, 2007 and consisted primarily of cash outflows related to the repayment of FHLBank advances (including line of credit) and cash dividends paid on our common stock partially offset by cash inflows from deposits.

        Deposits, particularly core deposits, provide a more preferable source of funding than FHLBank advances and other borrowings. However, to the extent that competitive or market factors do not allow us to meet our funding needs with deposits alone, FHLBank advances and other borrowings provide a readily available alternative source of liquidity. Deposits increased $98.4 million, or 4.8%, to $2.2 billion at March 31, 2007 compared to $2.1 billion at December 31, 2006. The increase in deposits during the three months ended March 31, 2007 was used to reduce our FHLBank advances. At March 31, 2007, we had time deposits maturing within the next 12 months amounting to $1.1 billion. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be renewed with us.

        In addition to cash flows generated by loan and securities payments and prepayments, we have additional borrowing capacity to fund our asset growth. The average balance of our FHLBank advances and other borrowings was $892.1 million for the three months ended March 31, 2007 compared to $825.6 million for the three months ended March 31, 2006. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to blanket collateral agreements with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for our FHLBank advances.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2007, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at March 31, 2007	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
FHLBank Topeka advances
and other borrowings	$864,317	$23,840	$80,268	$40,000	$720,209
Recourse obligations on assets	17,753	17,753	--	--	--
Purchase investment securities	15,000	15,000	--	--	--
Annual rental commitments under non-
cancellable operating leases	4,193	1,002	1,459	628	1,104

Total contractual obligations (1)	901,263	57,595	81,727	40,628	721,313

Lending commitments:
Commitments to originate loans	170,422	170,422	--	--	--
Commitments to sell loans	(46,076)	(46,076)	--	--	--
Commitments to purchase loans	19,844	19,844	--	--	--
Loans in process (2)	588,279	315,459	272,820	--	--
Standby letters of credit	2,506	2,506	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	288,147	288,147	--	--	--
Business loans	231,770	231,770	--	--	--
Consumer loans	136,006	136,006	--	--	--

Total lending commitments and
unused lines of credit	1,390,898	1,118,078	272,820	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$2,292,161	$1,175,673	$354,547	$40,628	$721,313

(1) Unrealized tax benefits of $2.8 million, associated with the adoption of FIN 48, are not included in the above table as the timing and resolution of these unrealized benefits cannot be reasonably estimated at this time.
(2) Loans in process represents the undisbursed portion of construction and land development loans.

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At March 31, 2007, the maximum total dollar amount of such recourse was approximately $17.8 million. Based on historical experience, at March 31, 2007, we had established a liability of $738,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, special purpose entities.

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

        Quantitative measures that have been established by regulation to ensure capital adequacy require that we maintain minimum capital amounts and ratios (set forth in the following table). Our primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that we maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. As of March 31, 2007, we exceed all capital requirements to which we are subject.

        As of March 31, 2007 and December 31, 2006, the most recent notifications from the OTS categorized the Bank as “well capitalized” under the regulatory framework. There are no conditions or events since these notifications that we believe have changed the Bank’s category. The actual capital amounts and ratios as of March 31, 2007 and December 31, 2006 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Total risk-based capital
(to risk-weighted assets)	$373,272	12.1%	$245,970	8.0%	$307,463	10.0%
Tier 1 capital (to adjusted
tangible assets)	339,366	10.0	135,579	4.0	169,474	5.0
Tangible capital (to
tangible assets)	339,366	10.0	50,842	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	339,366	11.0	122,985	4.0	184,478	6.0
As of December 31, 2006:
Total risk-based capital
(to risk-weighted assets)	$360,445	11.8%	$245,122	8.0%	$306,402	10.0%
Tier 1 capital (to adjusted
tangible assets)	327,316	9.7	135,193	4.0	168,992	5.0
Tangible capital (to
tangible assets)	327,316	9.7	50,697	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	327,316	10.7	122,561	4.0	183,841	6.0

Selected Financial Data

(Dollars in thousands, except per share data)	At March 31, 2007	At December 31, 2006	At March 31, 2006
SELECTED FINANCIAL CONDITION DATA:
Cash and cash equivalents	$84,178	$86,808	$58,856
Investment securities	121,321	105,090	100,180
Net loans after allowance for loan losses	3,010,944	3,017,031	2,925,703
Goodwill	42,162	42,228	42,283
Total assets	3,441,261	3,431,169	3,303,786
Deposits	2,150,753	2,052,343	2,034,141
FHLBank Topeka advances and other borrowings	864,317	962,376	886,841
Stockholders’ equity	364,420	353,283	319,343

	For the Three Months Ended
	March 31, 2007	Dec. 31, 2006	March 31, 2006
SELECTED STATEMENT OF CONDITION DATA:
Total interest income	$58,665	$58,874	$50,193
Total interest expense	27,470	27,687	21,057

Net interest income	31,195	31,187	29,136
Provision for loan losses	1,468	1,763	1,331

Net interest income after provision
for loan losses	29,727	29,424	27,805

Total noninterest income	7,004	8,554	6,406
Total noninterest expense	21,499	20,321	19,346

Income before income taxes	15,232	17,657	14,865
Income tax expense	5,854	6,768	5,663

Net income	$9,378	$10,889	$9,202

Net income per common share, basic	$0.56	$0.66	$0.56
Net income per common share, diluted	$0.55	$0.63	$0.54
Dividends declared per common share	$0.07	$0.07	$0.06

SELECTED OPERATING RATIOS:
Average yield on interest-earning assets	7.38%	7.47%	6.67%
Average rate on interest-bearing liabilities	3.88%	3.91%	3.10%
Average interest rate spread	3.50%	3.56%	3.57%
Net interest margin	3.93%	3.96%	3.87%
Average interest-earning assets to
average interest-bearing liabilities	112.22%	111.39%	110.77%
Net interest income after provision for
loan losses to noninterest expense	138.27%	144.80%	143.72%
Total noninterest expense to average assets	2.54%	2.42%	2.41%
Efficiency ratio (1)	55.17%	50.07%	53.19%
Return on average assets	1.11%	1.30%	1.15%
Return on average equity	10.49%	12.48%	11.75%
Average equity to average assets	10.55%	10.38%	9.75%
Return on tangible equity (2)	12.08%	14.45%	13.89%

SELECTED ASSET QUALITY RATIOS:
Nonperforming loans as a percentage of net loans	1.32%	0.99%	0.62%
Nonperforming assets as a percentage of total assets	1.36%	1.03%	0.65%
Allowance for loan losses as a percentage of net loans	1.11%	1.09%	1.07%

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

        For a discussion of our asset and liability management policies as well as the methods used to manage our exposure to the risk of loss from adverse changes in market prices and interest rates , see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change in our market risk position since our prior disclosures.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

        Except litigation relating to certain goodwill claims against the United States, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. There have been no substantive changes with respect to legal proceedings related to our goodwill claims against the United States during the three months ended March 31, 2007. Disclosures regarding legal proceedings are incorporated by reference to Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A – Risk Factors.

        There were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

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

TIERONE CORPORATION
Date: May 8, 2007	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: May 8, 2007	By:/s/ Eugene B. Witkowicz
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