Form 10-Q
period 2007-06-30
TIERONE CORP
filed 2007-08-09
CIK 1170605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 6, 2007, there were 18,054,202 issued and outstanding shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

		Page
Item 1 -	Financial Statements	3
Item 2 -	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	34
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4 -	Controls and Procedures	56

Item 1 – Financial Statements

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
June 30, 2007 (Unaudited) and December 31, 2006

(Dollars in thousands, except per share data)	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$79,653	$86,808
Investment securities:
Held to maturity, at cost which approximates fair value	80	90
Available for sale, at fair value	136,178	105,000
Mortgage-backed securities, available for sale, at fair value	9,007	12,272
Loans receivable:
Net loans (includes loans held for sale of $29,829 and $19,285 at
June 30, 2007 and December 31, 2006, respectively)	3,093,011	3,050,160
Allowance for loan losses	(43,213)	(33,129)

Net loans after allowance for loan losses	3,049,798	3,017,031

FHLBank Topeka stock, at cost	63,943	62,022
Premises and equipment, net	39,164	39,821
Accrued interest receivable	23,067	23,023
Goodwill	42,162	42,228
Other intangible assets, net	7,544	8,391
Mortgage servicing rights (lower of cost or market), net	12,930	12,467
Other assets	31,656	22,016

Total assets	$3,495,182	$3,431,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,242,202	$2,052,343
FHLBank Topeka advances and other borrowings	815,024	962,376
Advance payments from borrowers for taxes, insurance and
other escrow funds	27,961	27,203
Accrued interest payable	6,230	6,620
Accrued expenses and other liabilities	35,766	29,344

Total liabilities	3,127,183	3,077,886

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,054,202 and 18,041,413 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	226	226
Additional paid-in capital	362,730	358,733
Retained earnings, substantially restricted	121,587	112,111
Treasury stock, at cost; 4,520,873 and 4,533,662 shares at
June 30, 2007 and December 31, 2006, respectively	(105,118)	(105,406)
Unallocated common stock held by Employee Stock
Ownership Plan	(10,911)	(11,664)
Accumulated other comprehensive loss, net	(515)	(717)

Total stockholders’ equity	367,999	353,283

Total liabilities and stockholders’ equity	$3,495,182	$3,431,169

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Interest income:
Loans receivable	$56,471	$52,669	$112,536	$100,771
Investment securities	2,855	2,162	5,284	4,177
Other interest-earning assets	215	--	386	76

Total interest income	59,541	54,831	118,206	105,024

Interest expense:
Deposits	19,363	14,267	37,259	27,409
FHLBank Topeka advances and other borrowings	9,494	9,160	19,068	17,075

Total interest expense	28,857	23,427	56,327	44,484

Net interest income	30,684	31,404	61,879	60,540
Provision for loan losses	10,233	1,811	11,701	3,142

Net interest income after provision for loan losses	20,451	29,593	50,178	57,398

Noninterest income:
Fees and service charges	5,698	5,636	11,199	10,683
Debit card fees	860	685	1,621	1,301
Loss from real estate operations, net	(145)	(59)	(279)	(65)
Net gain (loss) on sales of:
Investment securities	--	--	--	21
Loans held for sale	934	625	1,562	1,170
Real estate owned	(327)	6	(332)	(64)
Other operating income	304	302	557	555

Total noninterest income	7,324	7,195	14,328	13,601

Noninterest expense:
Salaries and employee benefits	13,178	12,168	26,296	23,943
Occupancy, net	2,391	2,158	4,804	4,374
Data processing	576	533	1,197	1,101
Advertising	1,263	1,373	2,265	2,461
Other operating expense	5,405	4,759	9,750	8,458

Total noninterest expense	22,813	20,991	44,312	40,337

Income before income taxes	4,962	15,797	20,194	30,662
Income tax expense	2,503	6,090	8,357	11,753

Net income	$2,459	$9,707	$11,837	$18,909

Net income per common share, basic	$0.15	$0.59	$0.71	$1.15

Net income per common share, diluted	$0.14	$0.57	$0.69	$1.11

Dividends declared per common share	$0.08	$0.07	$0.15	$0.13

Average common shares outstanding, basic (000’s)	16,681	16,463	16,640	16,425

Average common shares outstanding, diluted (000’s)	17,184	17,129	17,181	17,080

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Loss, Net	Total Stockholders’s Equity
Balance at December 31, 2005	$226	$358,587	$75,282	$(101,584)	$(13,169)	$(9,368)	$(1,107)	$308,867

Common stock earned by employees
in Employee Stock Ownership Plan	--	1,688	--	--	753	--	--	2,441
Transfer of unearned common stock held
by the Management Recognition and
Retention Plan upon adoption of
SFAS No. 123(R)	--	(9,368)	--	--	--	9,368	--	--
Amortization of awards under the
Management Recognition and
Retention Plan	--	1,452	--	--	--	--	--	1,452
Amortization of stock options under
2003 Stock Option Plan upon
adoption of SFAS No. 123(R)	--	841	--	--	--	--	--	841
Repurchase of common stock
(12,979 shares)	--	--	--	(428)	--	--	--	(428)
Treasury stock reissued under 2003
Stock Option Plan	--	(52)	--	273	--	--	--	221
Excess tax benefit realized from
stock-based compensation plan	--	809	--	--	--	--	--	809
Dividends paid ($0.13 per common share)	--	--	(2,148)	--	--	--	--	(2,148)
Comprehensive income:
Net income	--	--	18,909	--	--	--	--	18,909
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	(420)	(420)

Total comprehensive income	--	--	18,909	--	--	--	(420)	18,489

Balance at June 30, 2006	$226	$353,957	$92,043	$(101,739)	$(12,416)	$--	$(1,527)	$330,544

Balance at December 31, 2006	$226	$358,733	$112,111	$(105,406)	$(11,664)	$--	$(717)	$353,283

Common stock earned by employees
in Employee Stock Ownership Plan	--	1,394	--	--	753	--	--	2,147
Amortization of awards under the
Management Recognition and
Retention Plan	--	1,452	--	--	--	--	--	1,452
Amortization of stock options under
2003 Stock Option Plan	--	841	--	--	--	--	--	841
Repurchase of common stock
(7,111 shares)	--	--	--	(175)	--	--	--	(175)
Treasury stock reissued under 2003
Stock Option Plan	--	(108)	--	463	--	--	--	355
Excess tax benefit realized from stock-
based compensation plans	--	418	--	--	--	--	--	418
Dividends paid ($0.15 per common share)	--	--	(2,518)	--	--	--	--	(2,518)
Cumulative effect of adoption of FASB
Interpretation No. 48 on January 1, 2007	--	--	157	--	--	--	--	157
Comprehensive income:
Net income	--	--	11,837	--	--	--	--	11,837
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	202	202

Total comprehensive income	--	--	11,837	--	--	--	202	12,039

Balance at June 30, 2007	$226	$362,730	$121,587	$(105,118)	$(10,911)	$--	$(515)	$367,999

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$11,837	$18,909
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization (accretion) of investment and mortgage-backed securities	(340)	91
Premises and equipment depreciation and amortization	2,017	1,823
Amortization of intangible assets	847	886
Amortization of discount on FHLBank Topeka advances	(127)	(128)
Employee Stock Ownership Plan compensation expense	2,147	2,441
2003 Management Recognition and Retention Plan compensation expense	1,452	1,452
2003 Stock Option Plan compensation expense	841	841
Accretion of discounts on net loans	(2,063)	(789)
FHLBank Topeka stock dividend	(1,921)	(1,640)
Deferred income tax expense (benefit)	(3,932)	755
Provision for loan losses	11,701	3,142
Provision for real estate owned losses	92	70
Proceeds from sales of loans held for sale	134,821	118,525
Originations and purchases of loans held for sale	(143,803)	(119,814)
Excess tax benefits from stock-based compensation plans	(418)	(809)
Net (gain) loss on sales of:
Investment securities	--	(21)
Loans held for sale	(1,562)	(1,170)
Real estate owned	332	64
Premises and equipment	2	(102)
Changes in certain assets and liabilities:
Accrued interest receivable	(44)	(881)
Other assets	(6,127)	(1,054)
Accrued interest payable	(390)	(1,251)
Accrued expenses and other liabilities	6,997	(2,192)

Net cash provided by operating activities	12,359	19,148

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(106,552)	(16,851)
Proceeds from sale of investment and mortgage-backed securities, available for sale	10	2,326
Proceeds from maturities of investment securities, available for sale	76,015	13,711
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	3,292	3,586
Increase in loans receivable	(34,981)	(128,010)
Additions to premises and equipment	(1,362)	(3,308)
Proceeds from sale of premises and equipment	--	365
Proceeds from sale of real estate owned	2,592	4,309
Marine Bank branch purchase - net of cash acquired	--	7,568

Net cash used in investing activities	(60,986)	(116,304)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued) (Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Cash flows from financing activities:
Net increase (decrease) in deposits	$189,859	$(19,119)
Net advances (repayment) on FHLBank Topeka line of credit, short-term
advances and other borrowings	(47,119)	151,515
Proceeds from FHLBank Topeka long-term advances and other borrowings	50,000	215,000
Repayments of FHLBank Topeka long-term advances and other borrowings	(150,106)	(275,101)
Net increase in advances from borrowers for taxes, insurance and
other escrow funds	758	2,371
Repurchase of common stock	(175)	(428)
Dividends paid on common stock	(2,518)	(2,148)
Excess tax benefit realized from the exercise of stock options	45	--
Excess tax benefit realized from Management Recognition and Retention Plan shares	373	809
Proceeds from the exercise of stock options	355	221

Net cash provided by financing activities	41,472	73,120

Net decrease in cash and cash equivalents	(7,155)	(24,036)
Cash and cash equivalents at beginning of period	86,808	88,034

Cash and cash equivalents at end of period	$79,653	$63,998

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$56,717	$45,735
Income taxes, net of refunds	$11,759	$11,230

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$3,120	$7,582

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

        The accompanying interim consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire calendar year 2007.

        As used in this report, unless the context otherwise requires, the terms “we,” “us,” or “our” refer to the Company and the Bank.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Definitive Acquisition Agreement

        On May 17, 2007, TierOne Corporation, CapitalSource Inc. (“CapitalSource”) and CapitalSource TRS Inc. (“CapitalSource TRS”) entered into and announced an Agreement and Plan of Merger (“Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to conditions set forth in the Merger Agreement, the Company will merge with and into CapitalSource TRS (“Merger”), with CapitalSource TRS continuing as the surviving corporation.

        Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each issued and outstanding share of Company common stock (other than certain shares owned by the Company), par value $0.01 per share (“TierOne Common Stock”), will be converted into the right to receive the following (collectively, the “Merger Consideration”):

•	$6.80 in cash; plus
•	0.675 shares of CapitalSource common stock; plus
•	if the ten-day average closing price of CapitalSource common stock prior to the closing of the Merger is:
(a)	less than or equal to $25.1852, then 0.405 shares of CapitalSource common stock; or
(b)	greater than $25.1852, then TierOne Corporation stockholders can elect to receive either $10.20 in cash or $10.20 of CapitalSource common stock.

        The Company and CapitalSource have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants regarding the conduct of their businesses and other activities between the execution of the Merger Agreement and the consummation of the Merger, and have agreed to use their reasonable best efforts to consummate the Merger. In addition, the Company has made certain additional covenants, including covenants to cause a stockholder meeting to be held to consider approval of the Merger and for the Company’s Board of Directors to, subject to certain exceptions, recommend adoption by its stockholders of the Merger Agreement. Furthermore, the Company is not to solicit or facilitate proposals relating to alternative business combination transactions, or, subject to certain exceptions, enter into discussions concerning alternative business combination transactions.

        If CapitalSource’s average common stock price declines to certain specified levels in absolute terms and relative to a published industry index, the Merger Agreement contains triggers allowing the Company to renegotiate the Merger Consideration or terminate the transaction. The Merger Agreement also contains other termination rights for both the Company and CapitalSource. Upon termination of the Merger Agreement, under specified circumstances, CapitalSource may be required to pay the Company a termination fee of $40.0 million or, under other specified circumstances, the Company may be required to pay CapitalSource a termination fee of $24.0 million. The Merger Agreement also calls for a limited reimbursement of the other party’s expenses under certain circumstances.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Consummation of the Merger is subject to customary conditions, including, without limitation, the accuracy of the representations and warranties of the parties (subject generally to a material adverse effect standard), regulatory approval and Company stockholder approval. The Merger is currently expected to close in the fourth quarter of 2007. On June 29, 2007, CapitalSource filed a Form H-(e)1 “Application for the Acquisition of TierOne Bank by the Merger of TierOne Corporation into CapitalSource TRS Inc.” with the Office of Thrift Supervision. Additionally, on July 13, 2007 CapitalSource filed a joint proxy / prospectus statement relating to the merger on Form S-4 with the Securities and Exchange Commission.

        Due to the proposed merger with CapitalSource, and as reflected in this Form 10-Q, the Company has experienced restrictions in certain funding opportunities; certain one-time merger related expenses; an increased commitment of time by Company personnel working with federal regulatory agencies in connection with merger-related issues; and restrictions in the Company’s ability to repurchase common stock. These activities have and may continue to further impact the Company’s financial performance.

Note 3 – Critical Accounting Policies

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

        Mortgage Servicing Rights. On January 1, 2007 we adopted Statement of Financial Accounting Standard (“SFAS”) No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”). In accordance with SFAS No. 156, we have elected to continue to utilize the amortization method for all of our mortgage servicing right assets, thus, carrying our mortgage servicing rights at the “lower of cost or market” (fair value). Under the amortization method, we amortize mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as a result of new servicing assets is reported as net gain on sale of loans held for sale in the Consolidated Statements of Income. Loan servicing fees, net of amortization of mortgage servicing rights, is recorded in fees and service charges in the Consolidated Statements of Income.

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

Note 4 – Earnings Per Share

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

	For the Three Months Ended June 30,
	2007		2006
(In thousands, except per share data)	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Net income	$2,459	$2,459	$9,707	$9,707

Total weighted average basic common shares outstanding	16,681	16,681	16,463	16,463
Effect of dilutive securities:
2003 Stock Option Plan		473		577
2003 Management Recognition and Retention Plan		30		89

Total weighted average basic and diluted
common shares outstanding	16,681	17,184	16,463	17,129

Net earnings per common share	$0.15	$0.14	$0.59	$0.57

	For the Six Months Ended June 30,
	2007		2006
(In thousands, except per share data)	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Net income	$11,837	$11,837	$18,909	$18,909

Total weighted average basic common shares outstanding	16,640	16,640	16,425	16,425
Effect of dilutive securities:
2003 Stock Option Plan		502		571
2003 Management Recognition and Retention Plan		39		84

Total weighted average basic and diluted
common shares outstanding	16,640	17,181	16,425	17,080

Net earnings per common share	$0.71	$0.69	$1.15	$1.11

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Stock-Based Benefit Plans

        General. We account for our stock-based benefit plans using SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that compensation expense related to stock-based payment transactions be recognized in the financial statements and that expense be measured based on the fair value of the equity or liability instrument issued. SFAS No. 123(R) also requires that forfeitures be estimated over the vesting period of the instrument.

        Stock-Based Employee Compensation Expense. Amounts recognized in the financial statements with respect to our Employee Stock Ownership Plan (“ESOP”) and stock-based employee compensation plans are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Stock-based employee compensation expense:
Employee Stock Ownership Plan expense	$1,009	$1,213	$2,055	$2,379
Management Recognition and Retention Plan expense	726	726	1,452	1,452
2003 Stock Option Plan expense	420	420	841	841

Amount of stock-based compensation expense,
before income tax benefit	$2,155	$2,359	$4,348	$4,672

Amount of related income tax benefit recognized	$509	$511	$1,013	$1,015

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(Dollars in thousands, except for share data)	2007	2006	2007	2006
Employee Stock Ownership Plan compensation expense	$1,009	$1,213	$2,055	$2,379
Employee Stock Ownership Plan shares allocated to employees	639,627	489,127	639,627	489,127
Employee Stock Ownership Plan shares unallocated	1,166,379	1,316,879	1,166,379	1,316,879
Fair value of Employee Stock Ownership Plan unallocated shares	$35,108	$44,471	$35,108	$44,471

        Management Recognition and Retention Plan. We established the 2003 Management Recognition and Retention Plan (“MRRP”) which is a stock-based incentive plan. The shares awarded by the MRRP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market value of our stock as of the date the awards were made. Stockholders approved 903,003 shares to be granted under the MRRP and 100,653 shares are still available for future grants as of June 30, 2007. The following table summarizes shares of our common stock that were subject to award and have been granted pursuant to the MRRP as of June 30, 2007:

	At or for the Three and Six Months Ended June 30,
	2007	2006
Nonvested shares outstanding at beginning of period	328,940	489,160
Shares granted	--	--
Shares vested	(152,720)	(152,720)
Shares forfeited	--	--

Nonvested shares outstanding at end of period	176,220	336,440

        Compensation expense related to the MRRP totaled $726,000 for the three months ended June 30, 2007 and 2006 and $1.5 million for each of the six months ended June 30, 2007 and 2006. The weighted average grant date fair value of outstanding shares awarded by the MRRP was $18.64 and $18.38 at June 30, 2007 and 2006, respectively. As of June 30, 2007, we had $2.7 million of total unrecognized employee compensation expense related to unvested MRRP shares which are expected to be recognized over a weighted average period of 1.1 years. We realized excess tax benefits related to MRRP shares of $5,000 and $13,000 during the three and six months ended June 30, 2007, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Stock Option Plan. We established the 2003 Stock Option Plan (“SOP”) under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the fair value of our stock options as of the date the awards were made. The exercise price of the options is equal to the market price of the common stock on the grant date. Stockholders approved 2,257,508 stock options to be granted under the SOP and 359,758 of these stock options remain available for future grants as of June 30, 2007.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Stock Option Activity. The following table details stock options granted, exercised and forfeited during the three months ended June 30, 2007:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at March 31, 2007	1,802,226	$17.92
Stock options granted	--	--
Stock options exercised	(3,500)	17.83
Stock options forfeited	(500)	17.83

Stock options outstanding at June 30, 2007	1,798,226	$17.92	5.8	$21,900

Stock options exercisable at June 30, 2007	1,410,676	$17.88	5.8	$17,200

        The following table details stock options granted, exercised and forfeited during the six months ended June 30, 2007:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2006	1,818,626	$17.92
Stock options granted	--	--
Stock options exercised	(19,900)	17.83
Stock options forfeited	(500)	17.83

Stock options outstanding at June 30, 2007	1,798,226	$17.92	5.8	$21,900

Stock options exercisable at June 30, 2007	1,410,676	$17.88	5.8	$17,200

The following table details stock options granted, exercised and forfeited during the three months ended June 30, 2006:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at March 31, 2006	1,858,250	$17.92
Stock options granted	--	--
Stock options exercised	(7,900)	17.83
Stock options forfeited	--	--

Stock options outstanding at June 30, 2006	1,850,350	$17.92	6.8	$29,300

Stock options exercisable at June 30, 2006	1,088,250	$17.86	6.8	$17,300

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table details stock options granted, exercised and forfeited during the six months ended June 30, 2006:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2005	1,864,750	$17.92
Stock options granted	--	--
Stock options exercised	(11,900)	18.60
Stock options forfeited	(2,500)	17.83

Stock options outstanding at June 30, 2006	1,850,350	$17.92	6.8	$29,300

Stock options exercisable at June 30, 2006	1,088,250	$17.86	6.8	$17,300

        The following table details the intrinsic value, cash received and tax benefit realized from the exercise of stock options during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Intrinsic value (market value on the
exercise date less the strike price)	$27	$126	$228	$175
Cash received from the exercise of
stock options	62	141	355	221
Tax benefit realized from the
exercise of stock options	4	35	50	59

        At June 30, 2007, there was $1.4 million of total unrecognized compensation expense related to unvested stock options that will be expensed over a weighted average period of 0.9 years.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Goodwill and Other Intangible Assets

        Goodwill. Goodwill represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired in connection with the acquisition of United Nebraska Financial Co. (“UNFC”) in 2004. There was no goodwill recorded in connection with our Marine Bank branch purchase in 2006. We evaluate goodwill for impairment annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. There have been no changes in the carrying amount of goodwill during the six months ended June 30, 2007 due to impairment as we are not aware of any facts or circumstances that would indicate our carrying value exceeded fair value. The changes in the carrying amount of goodwill for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$42,162	$42,283	$42,228	$42,283
Adjustment due to adoption of FASB Interpretation No. 48	--	--	(66)	--

Balance at end of period	$42,162	$42,283	$42,162	$42,283

        Other Intangible Assets. Our only identifiable other intangible asset is the value of core deposits acquired as part of the UNFC and Marine Bank transactions. The core deposit intangible assets have been estimated to have nine- to ten-year lives. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in other operating expense.

        Other Intangible Asset Activity. The changes in the carrying amount of acquired intangible assets for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$7,967	$9,600	$8,391	$10,041
Additions	--	102	--	102
Amortization expense	(423)	(445)	(847)	(886)

Balance at end of period	$7,544	$9,257	$7,544	$9,257

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 — Investment and Mortgage-Backed Securities

         Investment Security Composition. The amortized cost, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$80	$--	$--	$80

Available for sale:
Mortgage-backed securities	9,148	43	184	9,007
U.S. Government securities and agency obligations	110,657	19	400	110,276
Corporate securities	4,940	--	41	4,899
Municipal obligations	14,740	10	90	14,660
Agency equity securities	536	3	8	531
Asset Management Fund - ARM Fund	6,000	--	188	5,812

Total investment and mortgage-backed
securities, available for sale	$146,021	$75	$911	$145,185

	December 31, 2006
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$90	$--	$--	$90

Available for sale:
Mortgage-backed securities	12,476	51	255	12,272
U.S. Government securities and agency obligations	78,201	4	636	77,569
Corporate securities	5,245	--	115	5,130
Municipal obligations	15,970	19	61	15,928
Agency equity securities	547	--	10	537
Asset Management Fund - ARM Fund	6,000	--	164	5,836

Total investment and mortgage-backed
securities, available for sale	$118,439	$74	$1,241	$117,272

        We believe all unrealized losses as of June 30, 2007 to be market related, with no permanent sector or issuer credit concerns or impairments. We had 93 securities with unrealized losses totaling $876,000 for 12 consecutive months or longer as of June 30, 2007. The unrealized losses are believed to be temporarily, not permanently, impaired in value. Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. At June 30, 2007, we have the ability and intent to hold these securities until maturity.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Loans Receivable

        Loan Portfolio Composition. Loans receivable at June 30, 2007 and December 31, 2006 are summarized in the following table:

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$345,480	9.51%	$339,080	9.21%
Second mortgage residential	106,057	2.92	120,510	3.27
Multi-family residential	123,634	3.40	148,922	4.05
Commercial real estate	381,580	10.50	396,620	10.77
Land and land development	524,242	14.43	494,887	13.44
Residential construction	657,602	18.09	780,991	21.21
Commercial construction	577,080	15.88	491,997	13.36
Agriculture	85,746	2.36	68,459	1.86

Total real estate loans	2,801,421	77.09	2,841,466	77.17

Business	224,312	6.17	220,669	5.99

Agriculture - operating	94,576	2.60	94,455	2.56

Warehouse mortgage lines of credit	113,942	3.14	112,645	3.06

Consumer loans:
Home equity	72,984	2.01	71,476	1.94
Home equity lines of credit	122,698	3.37	130,071	3.53
Home improvement	50,048	1.38	55,513	1.51
Automobile	86,384	2.38	87,575	2.38
Other	67,550	1.86	68,365	1.86

Total consumer loans	399,664	11.00	413,000	11.22

Total loans	3,633,915	100.00%	3,682,235	100.00%

Unamortized premiums, discounts and
deferred loan fees	7,977		5,602
Loans in process (2)	(548,881)		(637,677)

Net loans	3,093,011		3,050,160
Allowance for loan losses	(43,213)		(33,129)

Net loans after allowance for loan losses	$3,049,798		$3,017,031

(1) Includes loans held for sale	$29,829		$19,285

(2) Loans in process represents the undisbursed portion of construction and land development loans.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Primary Lending Market Area. Our primary lending market area consists of Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Our Asset/Liability and Asset Classification Committees are responsible for setting guidelines related to loan concentrations and monitoring such concentrations to limit potential loss exposure. At June 30, 2007 and December 31, 2006, approximately 18.0% and 20.8%, respectively, of total loans were secured by properties or made to individuals located outside of our primary lending market area.

        Allowance for Loan Losses. The activity in the allowance for loan losses during the three and six months ended June 30, 2007 and 2006 is summarized in the following table:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Allowance for loan losses at beginning of period	$33,906	$31,779	$33,129	$30,870
Charge-offs:
One-to-four family residential	(117)	--	(137)	--
Second mortgage residential	(18)	(120)	(53)	(222)
Land and land development	(2)	(532)	(2)	(532)
Commercial real estate	(9)	--	(99)	--
Residential construction	(198)	(137)	(370)	(162)
Business	(291)	(434)	(381)	(454)
Agriculture - operating	--	(61)	--	(81)
Consumer	(584)	(222)	(1,051)	(567)

Total charge-offs	(1,219)	(1,506)	(2,093)	(2,018)
Recoveries on loans previously charged-off	293	75	476	165
Provision for loan losses	10,233	1,811	11,701	3,142

Allowance for loan losses at end of period	$43,213	$32,159	$43,213	$32,159

Allowance for loan losses as a percentage
of net loans	1.40%	1.08%	1.40%	1.08%
Allowance for loan losses as a percentage of
nonperforming loans	79.24%	185.03%	79.24%	185.03%
Ratio of net charge-offs during the period as a
percentage of average loans outstanding	0.12%	0.20%	0.11%	0.13%
during the period

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

(Dollars in thousands)	June 30, 2007	December 31, 2006
Nonperforming loans:
One-to-four family residential	$3,177	$1,611
Second mortgage residential	357	234
Multi-family residential	1,150	1,152
Commercial real estate	2,557	324
Land and land development	--	4,696
Residential construction	42,291	18,074
Agriculture - real estate	159	50
Business	3,018	2,280
Agriculture - operating	200	139
Consumer	1,627	1,490

Total nonperforming loans	54,536	30,050
Real estate owned, net (1)	5,368	5,264

Total nonperforming assets	59,904	35,314
Troubled debt restructurings	17,871	8,904

Total nonperforming assets and troubled debt restructurings	$77,775	$44,218

Total nonperforming loans as a percentage of net loans	1.76%	0.99%

Total nonperforming assets as a percentage of total assets	1.71%	1.03%

Total nonperforming assets and troubled debt restructurings
as a percentage of total assets	2.23%	1.29%

Allowance for loan losses as a percentage of net loans	1.40%	1.09%

Allowance for loan losses as a percentage of nonperforming loans	79.24%	110.25%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

        Our provision for loan losses for the three months ended June 30, 2007 was $10.2 million compared to $1.8 million for the same three month period one year ago. At June 30, 2007, our allowance for loan losses had increased 30.4% to $43.2 million compared to $33.1 million at December 31, 2006. Included in the $43.2 million allowance for loan losses, we have established an allowance for loan losses of $7.0 million relating to impaired loans. Total impaired loans consist primarily of $31.1 million of residential construction loans and $4.7 million of commercial real estate loans of which $4.3 million of the impaired commercial real estate loans are performing. Actual losses are dependent upon future events and, as such, further changes to the level of allowance for loan losses may become necessary based on changes in economic conditions and other factors.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        At June 30, 2007, our nonperforming residential construction loans totaled $42.3 million of which $34.5 million were located in Florida. Approximately $32.5 million of our total nonperforming residential construction loans were purchased from a local Florida mortgage brokerage firm with $27.5 million of these loans located in the Cape Coral area of Lee County, Florida. As previously disclosed in our December 31, 2006 Annual Report on Form 10-K and in our March 31, 2007 Quarterly Report on Form 10-Q, we reported that these loans were made to individual home buyers wishing to build a second or retirement home.

        To limit our geographic loan concentration, we discontinued purchasing residential construction loans in the Cape Coral area from the aforementioned mortgage broker by December 31, 2005. We had total loan commitments in the Cape Coral area of $100.6 million, $119.9 million and $144.9 million at June 30, 2007, March 31, 2007 and December 31, 2006, respectively. Disbursed funds in the Cape Coral area totaled $66.8 million, $72.9 million and $84.2 million at June 30, 2007, March 31, 2007 and December 31, 2006, respectively.

        In the Cape Coral area, we had nonperforming residential construction loans totaling $27.5 million, $19.5 million and $9.4 million at June 30, 2007, March 31, 2007 and December 31, 2006, respectively. At June 30, 2007, loans 30-89 days delinquent totaled $8.9 million compared to $7.3 million and $8.8 million at March 31, 2007 and December 31, 2006, respectively. During the six months ended June 30, 2007, one loan was charged-off in the amount of $11,000. This is the first charge-off we have taken and we have no real estate owned properties in the Cape Coral area.

        At June 30, 2007, we have classified $31.1 million of our total residential construction loans as impaired, of which $28.4 million relate to loans purchased from the Florida mortgage broker. We have established an allowance for loan losses related to the Florida mortgage broker-related loans which have been classified as impaired of $5.7 million.

        Subsequent to the completion of the June 30, 2007 quarter, we reached an agreement with the Florida mortgage broker to transfer all loan servicing on these purchased loans to us by the end of August 2007. This step is expected to allow us to directly contact each borrower and restructure terms for their loan where appropriate. The broker has agreed to pay us $1.1 million toward settlement and release of various loss-sharing agreements made at the time the loans were originated.

        To assist in the settlement and completion of these Florida broker-related residential construction loans, we are implementing a plan to dedicate a team of Bank loan officers, servicers and collection professionals whose responsibility will be primarily focused on these loans. This team will work closely with individual borrowers, local builders, city officials, local real estate professionals and legal counsel in working toward completing homes under construction, renegotiating loan terms, servicing loans and pursuing legal and foreclosure remedies.

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

        The balance of mortgage servicing rights, net of valuation allowances, at June 30, 2007 and December 31, 2006 was $12.9 million and $12.5 million, respectively. The fair values of these rights were approximately $17.6 million and $15.3 million at June 30, 2007 and December 31, 2006, respectively. The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Serviced loan portfolio balance	$1,339,404	$1,295,418
Fair value	$17,613	$15,276
Prepayment speed	6.98% - 40.01%	8.64% - 46.44%
Weighted average prepayment speed	9.81%	14.40%
Fair value with 10% adverse change	$16,862	$14,654
Fair value with 20% adverse change	$16,233	$14,034
Discount rate	9.50% - 13.00%	10.00% - 14.00%
Weighted average discount rate	10.80%	11.34%
Fair value with 10% adverse change	$16,821	$14,806
Fair value with 20% adverse change	$16,159	$14,325

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Mortgage Servicing Right Activity. The following table summarizes mortgage servicing right activity including amortization expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$12,520	$11,795	$12,467	$11,713
Mortgage servicing rights capitalized	1,186	979	1,998	1,679
Amortization expense	(799)	(705)	(1,535)	(1,323)
Valuation adjustment	23	--	--	--

Balance at end of period	$12,930	$12,069	$12,930	$12,069

        Mortgage Servicing Right Valuation Allowance. We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speeds, cash flow and discount rate estimates. Changes in these estimates impact fair value and could require us to record a valuation allowance or recovery. Our evaluation of mortgage servicing rights at June 30, 2007 and 2006 indicated that no valuation allowance was necessary. The amortization expense and valuation adjustment are recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Income.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Deposits

        Deposit Composition. Deposits at June 30, 2007 and December 31, 2006 are summarized in the following table:

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$149,500	--%	$154,123
Savings	0.46	43,381	0.49	45,452
Interest-bearing checking	1.12	329,196	1.14	349,033
Money market	3.05	401,496	2.98	383,182

Total transaction accounts	1.75	923,573	1.68	931,790

Total transaction accounts as a
percentage of total deposits		41.19%		45.40%

Time deposits:
1.00% to 1.99%		280		542
2.00% to 2.99%		11,604		27,594
3.00% to 3.99%		114,038		151,499
4.00% to 4.99%		226,694		348,777
5.00% to 5.99%		965,885		592,013
6.00% to 6.99%		128		128

Total time deposits	5.03	1,318,629	4.81	1,120,553

Total time deposits as a
percentage of total deposits		58.81%		54.60%

Total deposits	3.68%	$2,242,202	3.39%	$2,052,343

        Time Deposit Maturity. The scheduled maturities of time deposits at June 30, 2007 are presented in the following table:

(Dollars in thousands)	Amount	Percent
Amount Maturing During the 12 Months Ending:
June 30, 2008	$1,215,896	92.21%
June 30, 2009	79,044	5.99
June 30, 2010	10,653	0.81
June 30, 2011	6,032	0.46
June 30, 2012	6,879	0.52
Thereafter	125	0.01

Total time deposits	$1,318,629	100.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Time Deposits of $100,000 or More. The following table shows the maturities of our time deposits of $100,000 or more at June 30, 2007 by the time remaining to maturity. We did not have any brokered time deposits at June 30, 2007.

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
September 30, 2007	$118,498	5.20%
December 31, 2007	77,826	5.16
March 31, 2008	89,908	5.25
June 30, 2008	32,614	5.12
Thereafter	25,642	4.86

Total time deposits of $100,000 or more	$344,488	5.17%

Note 11 – FHLBank Topeka Advances and Other Borrowings

        At June 30, 2007 and December 31, 2006, we were indebted on notes as shown in the following table:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Permanent fixed-rate notes payable to
the FHLBank Topeka	$9,431	$19,664
Convertible fixed-rate notes payable to
the FHLBank Topeka	725,000	815,000
Line of credit with the FHLBank Topeka	1,600	72,500
Retail repurchase agreements	48,065	24,284
Junior subordinated debentures	30,928	30,928

Total FHLBank Topeka advances and
other borrowings	$815,024	$962,376

Weighted average interest rate	4.38%	4.40%

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Pursuant to our blanket collateral agreement with the FHLBank, such advances are secured by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans. Under our blanket collateral agreement with the FHLBank, our borrowing capacity at June 30, 2007 was $935.5 million. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

        Our retail repurchase agreements are primarily collateralized by U.S. Government and agency and municipal obligations (investment securities).

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Unrecognized Tax Benefits

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

        We adopted FIN 48 on January 1, 2007 and, as a result, recognized no material adjustment in our liability for unrecognized tax benefits. Unrecognized tax benefits, excluding interest and penalties, were $3.0 million at June 30, 2007. Unrecognized tax benefits of $133,000 and interest and penalties of $270,000 would favorably affect our effective tax rate if recognized in future periods. Unrecognized tax benefits of $601,000 are related to our UNFC acquisition and would reduce goodwill if recognized in future periods. The following table summarizes our unrecognized tax benefits upon adoption and for the six months ended June 30, 2007:

(Dollars in thousands)	Unrecognized Tax Benefits
Unrecognized tax benefits at January 1, 2007	$2,443
Changes in unrecognized tax benefits for the three months ended March 31, 2007	366
Changes in unrecognized tax benefits for the three months ended June 30, 2007	236
Changes in unrecognized tax benefits from settlements with taxing authorities	--
Changes in unrecognized tax benefits from the lapse of statutes of limitations	--

Unrecognized tax benefits at June 30, 2007	$3,045

        We recognize interest and penalties related to uncertain tax positions in income tax expense in the Consolidated Statements of Income. We did not record any expense related to tax interest and penalties during the six months ended June 30, 2007. At June 30, 2007, we had approximately $270,000 of accrued interest payable related to uncertain tax positions recorded in our Consolidated Statements of Financial Position.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

        TierOne Bank (“Bank”), a subsidiary of TierOne Corporation (“Company”), is a $3.5 billion federally chartered stock savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through a network of 69 banking offices located in Nebraska, Iowa and Kansas and nine loan production offices located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Product offerings include residential, commercial and agricultural real estate loans; consumer, construction, business and agricultural operating loans; warehouse mortgage lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and internet banking.

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

Recent Developments

        On May 17, 2007, TierOne Corporation, CapitalSource Inc. (“CapitalSource”) and CapitalSource TRS Inc. (“CapitalSource TRS”) entered into and announced an Agreement and Plan of Merger (“Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to conditions set forth in the Merger Agreement, the Company will merge with and into CapitalSource TRS (“Merger”), with CapitalSource TRS continuing as the surviving corporation.

        Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each issued and outstanding share of Company common stock (other than certain shares owned by the Company), par value $0.01 per share (“TierOne Common Stock”), will be converted into the right to receive the following (collectively, the “Merger Consideration”):

•	$6.80 in cash; plus
•	0.675 shares of CapitalSource common stock; plus
•	if the ten-day average closing price of CapitalSource common stock prior to the closing of the Merger is:
(a)	less than or equal to $25.1852, then 0.405 shares of CapitalSource common stock; or
(b)	greater than $25.1852, then TierOne Corporation stockholders can elect to receive either $10.20 in cash or $10.20 of CapitalSource common stock.

        The Company and CapitalSource have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants regarding the conduct of their businesses and other activities between the execution of the Merger Agreement and the consummation of the Merger, and have agreed to use their reasonable best efforts to consummate the Merger. In addition, the Company has made certain additional covenants, including covenants to cause a stockholder meeting to be held to consider approval of the Merger and for the Company’s Board of Directors to, subject to certain exceptions, recommend adoption by its stockholders of the Merger Agreement. Furthermore, the Company is not to solicit or facilitate proposals relating to alternative business combination transactions, or, subject to certain exceptions, enter into discussions concerning alternative business combination transactions.

        If CapitalSource’s average common stock price declines to certain specified levels in absolute terms and relative to a published industry index, the Merger Agreement contains triggers allowing the Company to renegotiate the Merger Consideration or terminate the transaction. The Merger Agreement also contains other termination rights for both the Company and CapitalSource. Upon termination of the Merger Agreement, under specified circumstances, CapitalSource may be required to pay the Company a termination fee of $40.0 million or, under other specified circumstances, the Company may be required to pay CapitalSource a termination fee of $24.0 million. The Merger Agreement also calls for a limited reimbursement of the other party’s expenses under certain circumstances.

        Consummation of the Merger is subject to customary conditions, including, without limitation, the accuracy of the representations and warranties of the parties (subject generally to a material adverse effect standard), regulatory approval and Company stockholder approval. The Merger Agreement and related documents contain provisions that exclude under certain circumstances the impact that any deterioration or adverse changes in the loans serviced by the Florida mortgage broker primarily in the Cape Coral area as hereinafter discussed under Allowance for Loan Losses may have on the obligations of the parties to complete the Merger. As a result, the Company believes that the impact resulting from these loans to date should not negatively affect the consummation of the proposed Merger.

        The Merger is currently expected to close in the fourth quarter of 2007. On June 29, 2007, CapitalSource filed a Form H-(e)1 “Application for the Acquisition of TierOne Bank by the Merger of TierOne Corporation into CapitalSource TRS Inc.” with the Office of Thrift Supervision. Additionally, on July 13, 2007 CapitalSource filed a joint proxy / prospectus statement relating to the merger on Form S-4 with the Securities and Exchange Commission.

        Due to the proposed merger with CapitalSource, and as reflected in this Form 10-Q, the Company has experienced restrictions in certain funding opportunities; certain one-time merger related expenses; an increased commitment of time by Company personnel working with federal regulatory agencies in connection with merger-related issues; and restrictions in the Company’s ability to repurchase its common stock. These activities have and may continue to further impact the Company’s financial performance.

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. In addition to the risk factors described in Part 2, Item 1A. of this Quarterly Report on Form 10-Q, factors that could result in material variations include, but are not limited to:

•	Strength of the United States economy in general and the strength of the local economies in which we conduct our operations;
•	Changes in interest rates or other competitive factors which could affect net interest margins, net interest income and noninterest income;
•	Changes in deposit flows, and in the demand for deposits, loans, investment products and other financial services in the markets we serve;
•	Changes in the quality or composition of our loan portfolio;
•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolios;
•	Borrower bankruptcies, claims and assessments;
•	Unanticipated issues associated with the execution of our strategic plan, including issues associated with the growth of a more diversified loan portfolio;
•	Our timely development of new lines of business and competitive products or services within our existing lines of business in a changing environment, and the acceptance of such products and services by our customers;
•	Any interruption or breach of security resulting in failures or disruption in customer account management, general ledger, deposit operations, lending or other systems;
•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;
•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;
•	Changes in accounting policies or procedures as may be required by various regulatory agencies;
•	Changes in consumer spending and savings habits;
•	Our business and the businesses of CapitalSource may not be integrated successfully or such integration may take longer to accomplish than expected;
•	Disruption from the Merger may make it more difficult to maintain customer relationships;

•	Conditions precedent to the Merger may not be satisfied or the Merger Agreement may be terminated pursuant to its terms;
•	The required regulatory approvals of the Merger may not be obtained or if obtained may not be on the proposed terms and schedule;
•	Our stockholders may not approve the Merger; and
•	Other factors discussed in documents we may file with the Securities and Exchange Commission from time to time.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Assets

        General. Our total assets were $3.5 billion at June 30, 2007, an increase of $64.0 million, or 1.9%, compared to December 31, 2006.

        Investment Securities. Our available for sale investment securities totaled $136.2 million at June 30, 2007, an increase of $31.2 million, or 29.7%, compared to $105.0 million at December 31, 2006. During the six months ended June 30, 2007 we had security purchases of $106.6 million which were partially offset by $76.0 million in proceeds from maturing and sold investment securities. The securities purchased during 2007 were primarily U.S. Treasury securities that were purchased to collateralize deposits.

        Mortgage-Backed Securities. Our mortgage-backed securities, all of which are recorded as available for sale, totaled $9.0 million at June 30, 2007, a decrease of $3.3 million, or 26.6%, compared to $12.3 million at December 31, 2006. The decrease in our mortgage-backed securities was the result of $3.3 million of principal payments received during the six months ended June 30, 2007.

        Loans Receivable. Net loans totaled $3.1 billion at June 30, 2007, an increase of $42.9 million, or 1.4%, compared to December 31, 2006. During the six months ended June 30, 2007, we originated $838.9 million of loans (exclusive of warehouse mortgage lines of credit) and purchased $237.7 million of loans. These increases were partially offset by $989.8 million of principal repayments and $137.7 million of loan sales. The following table details the composition of our loan portfolio at the dates indicated:

(Dollars in thousands)	June 30, 2007	December 31, 2006	Increase (Decrease)	% Change
One-to-four family residential (1)	$345,480	$339,080	$6,400	1.89%
Second mortgage residential	106,057	120,510	(14,453)	(11.99)
Multi-family residential	123,634	148,922	(25,288)	(16.98)
Commercial real estate	381,580	396,620	(15,040)	(3.79)
Land and land development	524,242	494,887	29,355	5.93
Residential construction	657,602	780,991	(123,389)	(15.80)
Commercial construction	577,080	491,997	85,083	17.29
Agriculture - real estate	85,746	68,459	17,287	25.25
Business	224,312	220,669	3,643	1.65
Agriculture - operating	94,576	94,455	121	0.13
Warehouse mortgage lines of credit	113,942	112,645	1,297	1.15
Consumer	399,664	413,000	(13,336)	(3.23)

Total loans	3,633,915	3,682,235	(48,320)	(1.31)

Unamortized premiums, discounts
and deferred loan fees	7,977	5,602	2,375	42.40
Loans in process (2):
Land and land development	(117,846)	(122,640)	4,794	(3.91)
Residential construction	(206,391)	(283,394)	77,003	(27.17)
Commercial construction	(224,644)	(231,643)	6,999	(3.02)

Net loans	$3,093,011	$3,050,160	$42,851	1.40%

(1) Includes loans held for sale	$29,829	$19,285	$10,544	54.67%

(2) Loans in process represents the undisbursed portion of construction and land development loans.

        The increase in our commercial construction loan portfolio was primarily attributable to loan originations during the six months ended June 30, 2007. The decline in our residential construction loan portfolio was primarily attributable to a reduction in the volume of loans we purchased from mortgage brokers in order to manage loan concentrations in certain areas of the United States. The changes in the remainder of our loan portfolio were attributable to loan repayments and prepayments and loan refinancing activity.

        We are not currently engaged in, nor do we intend to acquire sub-prime loans.

        Allowance for Loan Losses. Our allowance for loan losses increased $10.1 million, or 30.4%, to $43.2 million at June 30, 2007 compared to $33.1 million at December 31, 2006. During the six months ended June 30, 2007 we recorded provisions for loan losses totaling $11.7 million and net charge-offs of $1.6 million. Our allowance for loan losses as a percentage of nonperforming loans was 79.24% at June 30, 2007 compared to 110.25% at December 31, 2006. Our ratio of the allowance for loan losses to net loans was 1.40% and 1.09% at June 30, 2007 and December 31, 2006, respectively.

        Our provision for loan losses for the three months ended June 30, 2007 was $10.2 million compared to $1.8 million for the same three month period one year ago. At June 30, 2007, our allowance for loan losses had increased 30.4% to $43.2 million compared to $33.1 million at December 31, 2006. Included in the $43.2 million allowance for loan losses, we have established an allowance for loan losses of $7.0 million relating to impaired loans. Total impaired loans consist primarily of $31.1 million of residential construction loans and $4.7 million of commercial real estate loans of which $4.3 million of the impaired commercial real estate loans are performing. Actual losses are dependent upon future events and, as such, further changes to the level of allowance for loan losses may become necessary based on changes in economic conditions and other factors.

        Nonperforming loans increased $24.5 million, or 81.5%, to $54.5 million at June 30, 2007 compared to $30.1 million at December 31, 2006. The increase in nonperforming loans at June 30, 2007 was primarily attributable to residential construction loans.

        At June 30, 2007, our nonperforming residential construction loans totaled $42.3 million of which $34.5 million were located in Florida. Approximately $32.5 million of our total nonperforming residential construction loans were purchased from a local Florida mortgage brokerage firm with $27.5 million of these loans located in the Cape Coral area of Lee County, Florida. As previously disclosed in our December 31, 2006 Annual Report on Form 10-K and in our March 31, 2007 Quarterly Report on Form 10-Q, we reported that these loans were made to individual home buyers wishing to build a second or retirement home.

        To limit our geographic loan consideration, we discontinued purchasing residential construction loans in the Cape Coral area from the aforementioned mortgage broker by December 31, 2005. We had total loan commitments in the Cape Coral area of $100.6 million, $119.9 million and $144.9 million at June 30, 2007, March 31, 2007 and December 31, 2006, respectively. Disbursed funds in the Cape Coral area totaled $66.8 million, $72.9 million and $84.2 million at June 30, 2007, March 31, 2007 and December 31, 2006, respectively.

        In the Cape Coral area, we had nonperforming residential construction loans totaling $27.5 million, $19.5 million and $9.4 million at June 30, 2007, March 31, 2007 and December 31, 2006, respectively. At June 30, 2007, loans 30-89 days delinquent totaled $8.9 million compared to $7.3 million and $8.8 million at March 31, 2007 and December 31, 2006, respectively. During the six months ended June 30, 2007 one loan was charged-off in the amount of $11,000. This is the first charge-off we have taken and we have no real estate owned properties in the Cape Coral area.

        At June 30, 2007, we have classified $31.1 million of our total residential construction loans as impaired, of which $28.4 million relate to loans purchased from the Florida mortgage broker. We have established an allowance for loan losses related to the Florida mortgage broker-related loans which have been classified as impaired of $5.7 million.

        Subsequent to the completion of the June 30, 2007 quarter, we reached an agreement with the Florida mortgage broker to transfer all loan servicing on these purchased loans to us by the end of August 2007. This step is expected to allow us to directly contact each borrower and restructure terms for their loan where appropriate. The broker has agreed to pay us $1.1 million toward settlement and release of various loss-sharing agreements made at the time the loans were originated.

        To assist in the settlement and completion of these Florida broker-related residential construction loans, we are implementing a plan to dedicate a team of Bank loan officers, servicers and collection professionals whose responsibility will be primarily focused on these loans. This team will work closely with individual borrowers, local builders, city officials, local real estate professionals and legal counsel in working toward completing homes under construction, renegotiating loan terms, servicing loans and pursuing legal and foreclosure remedies.

        FHLBank Topeka Stock. FHLBank Topeka (“FHLBank”) stock totaled $63.9 million at June 30, 2007, an increase of $1.9 million, or 3.1%, compared to $62.0 million at December 31, 2006. The increase was attributable to FHLBank stock dividends received during the six months ended June 30, 2007.

        Premises and Equipment. Premises and equipment decreased $657,000, or 1.7%, to $39.2 million at June 30, 2007 compared to $39.8 million at December 31, 2006. The decrease was attributable to $2.0 million of depreciation and amortization expense which was partially offset by $1.4 million in asset additions.

        Goodwill and Other Intangible Assets. Goodwill totaled $42.2 million at June 30, 2007 and December 31, 2006 and relates to the 2004 acquisition of United Nebraska Financial Co. (“UNFC”). There was no goodwill recorded in connection with our Marine Bank branch purchase in June 2006. Goodwill declined $66,000, or 0.2%, at June 30, 2007 compared to December 31, 2006 due to an adjustment resulting from the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48.

        Other Intangible Assets. Other intangible assets totaled $7.5 million at June 30, 2007, a decrease of $847,000, or 10.1%, compared to $8.4 million at December 31, 2006 and relates to the core deposit intangible assets recorded as a result of the UNFC acquisition and the Marine Bank transaction. The decrease was attributable to $847,000 in amortization during the six months ended June 30, 2007.

        Other Assets. Other assets increased $9.6 million, or 43.8%, to $31.7 million at June 30, 2007 compared to $22.0 million at December 31, 2006. Other assets consists primarily of prepaid expenses, miscellaneous receivables and other assets.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $3.1 billion at June 30, 2007, an increase of $49.3 million compared to December 31, 2006. We utilized increased deposits to reduce our FHLBank advances and to fund lending activities during the six months ended June 30, 2007.

        Deposits. Deposits increased $189.9 million, or 9.3%, to $2.2 billion at June 30, 2007 compared to $2.1 billion at December 31, 2006.

(Dollars in thousands)	June 30, 2007	December 31, 2006	Increase (Decrease)	% Change
Noninterest-bearing checking	$149,500	$154,123	$(4,623)	(3.00	) %
Savings	43,381	45,452	(2,071)	(4.56)
Interest-bearing checking	329,196	349,033	(19,837)	(5.68)
Money market	401,496	383,182	18,314	4.78
Time deposits	1,318,629	1,120,553	198,076	17.68

Total retail deposits	2,242,202	2,052,343	189,859	9.25
Brokered time deposits	--	--	--	--

Total deposits	$2,242,202	$2,052,343	$189,859	9.25%

        Our transaction accounts (checking, savings and money market) totaled $923.6 million at June 30, 2007, a decrease of $8.2 million, or 0.9%, compared to $931.8 million at December 31, 2006. The number of transaction accounts increased by 2,894 accounts, or 2.3%, to 131,494 accounts compared to 128,600 accounts at December 31, 2006. The weighted average interest rate of our transaction accounts was 1.75% at June 30, 2007 compared to 1.68% at December 31, 2006. The increase in our time deposits was primarily the result of a marketing promotion during the three months ended June 30, 2007. The weighted average interest rate of our time deposits was 5.03% at June 30, 2007 compared to 4.81% at December 31, 2006.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $815.0 million at June 30, 2007, a decrease of $147.4 million, or 15.3%, compared to $962.4 million at December 31, 2006. The decrease in FHLBank advances and other borrowings at June 30, 2007 was primarily attributable to the utilization of increased deposits to reduce our FHLBank advances. The weighted average interest rate on FHLBank advances executed during the six months ended June 30, 2007 was 3.94%. The weighted average interest rate on FHLBank advances which matured or were called by the FHLBank during the six months ended June 30, 2007 was 3.86%. We had an outstanding balance on our FHLBank line of credit of $1.6 million at June 30, 2007 compared to an outstanding balance of $72.5 million at December 31, 2006. The weighted average interest rate on our FHLBank advances and other borrowings was 4.38% at June 30, 2007, a decrease of two basis points compared to 4.40% at December 31, 2006.

        Accrued Expenses and Other Liabilities. Our accrued expenses and other liabilities totaled $35.8 million at June 30, 2007, an increase of $6.4 million, or 21.9%, compared to $29.3 million at December 31, 2006. The primary items comprising accrued expenses and other liabilities are accrued taxes payable, deferred compensation agreements, loan servicing payments and other miscellaneous accrued expenses.

        Stockholders’ Equity. At June 30, 2007, stockholders’ equity totaled $368.0 million, an increase of $14.7 million, or 4.2%, compared to $353.3 million at December 31, 2006. The increase in stockholders’ equity primarily reflected net income of $11.8 million during the six months ended June 30, 2007, $2.1 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”), $1.5 million related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”) and $841,000 related to amortization of stock options under the 2003 Stock Option Plan (“SOP”). These increases were partially offset by $2.5 million in cash dividends paid to our stockholders. We paid cash dividends of $0.07 per share and $0.08 per common share on March 30, 2007 and June 29, 2007 to stockholders of record on March 15, 2007 and June 15, 2007, respectively.

        On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to 1,828,581 shares of our outstanding common stock. There is no stated expiration date for this authorization. We repurchased 7,111 shares of our outstanding common stock to support employee benefit programs during the six months ended June 30, 2007. After accounting for earlier repurchases, at June 30, 2007, the total remaining common stock repurchase authority was 1,519,948 shares. For further discussion regarding our common stock repurchases, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2007 and 2006

        Net Income. Net income for the three months ended June 30, 2007 was $2.5 million, or $0.14 per diluted share ($0.15 per basic share), compared to net income of $9.7 million, or $0.57 per diluted share ($0.59 per basic share), for the three months ended June 30, 2006. Net income for the six months ended June 30, 2007 was $11.8 million, or $0.69 per diluted share ($0.71 per basic share), compared to net income of $18.9 million, or $1.11 per diluted share ($1.15 per basic share), for the six months ended June 30, 2006.

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

        Net interest income, average interest rate spread and net interest margin for the three and six months ended June 30, 2007 were negatively affected by the increased balance of our nonperforming loans as we do not recognize interest income on loans 90 days or more past due. We had nonperforming loans totaling $54.5 million and $17.4 million at June 30, 2007 and 2006, respectively.

        Net interest income before provision for loan losses totaled $30.7 million for the three months ended June 30, 2007, a decrease of $720,000, or 2.3%, compared to $31.4 million for the three months ended June 30, 2006. The decrease in net interest income for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily attributable to a 111 basis point increase in the average interest rate paid on time deposits. For the six months ended June 30, 2007, our net interest income totaled $61.9 million, an increase of $1.3 million, or 2.2%, compared to $60.5 million for the six months ended June 30, 2006. The increase in net interest income for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily attributable to an increase in the average balance of interest-earning assets.

        Our average interest rate spread for the three months ended June 30, 2007 and 2006 was 3.36% and 3.75%, respectively. Our average interest rate spread was 3.43% for the six months ended June 30, 2007 compared to 3.65% for the six months ended June 30, 2006. The decrease in our average interest rate spread was attributable to the increase in the average rate paid on interest-bearing liabilities, primarily time deposits, being greater than the increase in the yield earned on our interest-earning assets, primarily our net loan portfolio. Additionally, our average yield earned on loans receivable was negatively affected by the increased balance of our nonperforming loans.

        The average yield on interest-earning assets was 7.35% for the three months ended June 30, 2007, a 25 basis point increase compared to 7.10% for the three months ended June 30, 2006. The increase in the average yield earned on interest-earning assets was primarily related to an increase in the average yield earned on loans receivable. Our average yield earned on loans receivable for the three months ended June 30, 2007 and 2006 was 7.50% and 7.23%, respectively. Our average yield earned on loans receivable for the six months ended June 30, 2007 and 2006 was 7.51% and 7.03%, respectively. This increase was primarily the result of our lending strategy to focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Our average rate paid on interest bearing liabilities was 3.99% for the three months ended June 30, 2007, an increase of 64 basis points compared to 3.35% for the three months ended June 30, 2006. Our average rate paid on interest bearing liabilities was 3.94% for the six months ended June 30, 2007, an increase of 71 basis points compared to 3.23% for the six months ended June 30, 2006. The increase in the average rate paid on interest-bearing liabilities was primarily the result of customers migrating to higher-yielding deposit products such as time deposits and money market accounts coupled with increased borrowing cost associated with FHLBank advances.

        Our net interest margin (net interest income (annualized) divided by average interest-earning assets) declined to 3.79% for the three months ended June 30, 2007 compared to 4.06% for the three months ended June 30, 2006. The decrease in our net interest margin was attributable to the increased balance of our nonperforming loans and the increased average interest rate on our interest-bearing liabilities, primarily time deposits.

        Our net interest margin was 3.86% for the six months ended June 30, 2007 compared to 3.97% for the six months ended June 30, 2006. The decrease in net interest margin was primarily attributable to the increased average interest rate on our interest-bearing liabilities, primarily time deposits. This decrease was partially offset by the increase in the average balance and average yield earned on loans receivable.

        Our average interest rate spread and net interest margin may compress throughout 2007 due to increased deposit interest costs, refinancing of our FHLBank advances and other borrowings and increased levels of nonperforming loans.

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

	Three Months Ended June 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$15,989	$215	5.22%	$--	$--	--%
Investment securities (1)	203,420	2,756	5.42	161,457	1,988	4.93
Mortgage-backed securities (1)	10,044	99	3.94	17,241	174	4.04
Loans receivable (2)	3,011,775	56,471	7.50	2,912,462	52,669	7.23

Total interest-earning assets	3,241,228	59,541	7.35%	3,091,160	54,831	7.10%
Noninterest-earning assets	214,294			203,389

Total assets	$3,455,522			$3,294,549

Interest-bearing liabilities:
Interest-bearing checking accounts	$334,880	$951	1.14%	$370,918	$1,059	1.14%
Savings accounts	44,720	52	0.47	53,794	68	0.51
Money market accounts	411,554	3,153	3.06	404,832	2,809	2.78
Time deposits	1,227,638	15,207	4.95	1,074,985	10,331	3.84

Total interest-bearing deposits	2,018,792	19,363	3.84	1,904,529	14,267	3.00
FHLBank Topeka advances and
other borrowings	871,384	9,494	4.36	889,008	9,160	4.12

Total interest-bearing liabilities	2,890,176	28,857	3.99%	2,793,537	23,427	3.35%
Noninterest-bearing accounts	132,529			116,897
Other liabilities	63,793			58,939

Total liabilities	3,086,498			2,969,373
Stockholders’ equity	369,024			325,176

Total liabilities and stockholders’ equity	$3,455,522			$3,294,549

Net interest-earning assets	$351,052			$297,623
Net interest income; average
interest rate spread		$30,684	3.36%		$31,404	3.75%
Net interest margin (3)			3.79%			4.06%
Average interest-earning assets to average
interest-bearing liabilities			112.15%			110.65%

(1) Includes securities available for sale and held to maturity. Investment securities also include FHLBank Topeka stock.
(2) Includes nonperforming loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.
(3) Equals net interest income (annualized) divided by average interest-earning assets.

	Six Months Ended June 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$14,762	$386	5.22%	$3,558	$76	4.25%
Investment securities (1)	188,248	5,062	5.38	161,422	3,812	4.72
Mortgage-backed securities (1)	10,807	222	4.11	18,117	365	4.03
Loans receivable (2)	2,996,093	112,536	7.51	2,868,067	100,771	7.03

Total interest-earning assets	3,209,910	118,206	7.37%	3,051,164	105,024	6.88%
Noninterest-earning assets	212,633			203,182

Total assets	$3,422,543			$3,254,346

Interest-bearing liabilities:
Interest-bearing checking accounts	$339,899	$1,924	1.13%	$376,762	$2,127	1.13%
Savings accounts	45,223	106	0.47	55,035	143	0.52
Money market accounts	406,672	6,180	3.04	391,260	5,197	2.66
Time deposits	1,187,802	29,049	4.89	1,075,403	19,942	3.71

Total interest-bearing deposits	1,979,596	37,259	3.76	1,898,460	27,409	2.89
FHLBank Topeka advances and
other borrowings	881,681	19,068	4.33	857,492	17,075	3.98

Total interest-bearing liabilities	2,861,277	56,327	3.94%	2,755,952	44,484	3.23%
Noninterest-bearing accounts	132,352			117,843
Other liabilities	65,537			61,288

Total liabilities	3,059,166			2,935,083
Stockholders’ equity	363,377			319,263

Total liabilities and stockholders’ equity	$3,422,543			$3,254,346

Net interest-earning assets	$348,633			$295,212
Net interest income; average
interest rate spread		$61,879	3.43%		$60,540	3.65%
Net interest margin (3)			3.86%			3.97%
Average interest-earning assets to average
interest-bearing liabilities			112.18%			110.17%

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

	Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006			Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Federal funds sold	$--	$215	$215	$21	$289	$310
Investment securities	213	555	768	571	679	1,250
Mortgage-backed securities	(4)	(71)	(75)	7	(150)	(143)
Loans receivable (1)	1,987	1,815	3,802	7,114	4,651	11,765

Total interest income	2,196	2,514	4,710	7,713	5,469	13,182

Interest expense:
Interest-bearing
checking accounts	--	(108)	(108)	--	(203)	(203)
Savings accounts	(5)	(11)	(16)	(13)	(24)	(37)
Money market accounts	295	49	344	770	213	983
Time deposits	3,270	1,606	4,876	6,855	2,252	9,107

Total interest expense
on deposits	3,560	1,536	5,096	7,612	2,238	9,850
FHLBank Topeka advances and
other borrowings	520	(186)	334	1,509	484	1,993

Total interest expense	4,080	1,350	5,430	9,121	2,722	11,843

Net change in net interest income	$(1,884)	$1,164	$(720)	$(1,408)	$2,747	$1,339

(1) Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.

        Interest Income. Our total interest income for the three months ended June 30, 2007 was $59.5 million, an increase of $4.7 million, or 8.6%, compared to $54.8 million for the three months ended June 30, 2006. Interest income on loans receivable totaled $56.5 million for the three months ended June 30, 2007, an increase of $3.8 million, or 7.2%, compared to $52.7 million for the three months ended June 30, 2006. The average balance of loans receivable increased $99.3 million, or 3.4%, to $3.0 billion for the three months ended June 30, 2007 compared to $2.9 billion for the three months ended June 30, 2006. The average yield earned on loans receivable increased to 7.50% for the three months ended June 30, 2007 compared to 7.23% for the three months ended June 30, 2006.

        For the six months ended June 30, 2007 our total interest income was $118.2 million, an increase of $13.2 million, or 12.6%, compared to $105.0 million for the six months ended June 30, 2006. Interest income on loans receivable totaled $112.5 million for the six months ended June 30, 2007, an increase of $11.8 million, or 11.7%, compared to $100.8 million for the six months ended June 30, 2006. The average balance of loans receivable totaled $3.0 billion for the six months ended June 30, 2007, an increase of $128.0 million, or 4.5%, compared to $2.9 billion for the six months ended June 30, 2006. The average yield earned on the loan portfolio was 7.51% and 7.03% for the six months ended June 30, 2007 and 2006, respectively.

        The increase in total interest income for the three and six months ended June 30, 2007 was primarily attributable to an increase in interest income on loans receivable. The increase in interest income on loans receivable was primarily attributable to an increase in the average yield earned on loans receivable and to a lesser extent an increase in the average balance of loans receivable. The increase in the average yield earned on and average balance of loans receivable was primarily the result of our lending strategy to focus on and sustain our holdings of loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity.

        Interest Expense. Our total interest expense for the three months ended June 30, 2007 was $28.9 million, an increase of $5.4 million, or 23.2%, compared to $23.4 million for the three months ended June 30, 2006. Interest expense on deposits totaled $19.4 million for the three months ended June 30, 2007, an increase of $5.1 million, or 35.7%, compared to $14.3 million for the three months ended June 30, 2006. Interest expense on FHLBank advances and other borrowings increased $334,000, or 3.7%, to $9.5 million for the three months ended June 30, 2007 compared to $9.2 million for the three months ended June 30, 2006. The average rate paid on interest-bearing deposits was 3.84% and 3.00% for the three months ended June 30, 2007 and 2006, respectively. The average rate paid on FHLBank advances and other borrowings increased to 4.36% for the three months ended June 30, 2007 compared to 4.12% for the three months ended June 30, 2006. Additionally, the average balance of our interest-bearing liabilities totaled $2.9 billion for the three months ended June 30, 2007, an increase of $96.6 million, or 3.5%, compared to $2.8 billion for the three months ended June 30, 2006. The average balance of our interest-bearing deposits increased $114.3 million, or 6.0%, to $2.0 billion for the three months ended June 30, 2007 compared to $1.9 billion for the three months ended June 30, 2006. The average balance of our FHLBank advances and other borrowings totaled $871.4 million for the three months ended June 30, 2007, a decrease of $17.6 million, or 2.0%, compared to $889.0 million for the three months ended June 30, 2006.

        Our total interest expense for the six months ended June 30, 2007 was $56.3 million, an increase of $11.8 million, or 26.6%, compared to $44.5 million for the six months ended June 30, 2006. Interest expense on deposits totaled $37.3 million for the six months ended June 30, 2007, an increase of $9.9 million, or 35.9%, compared to $27.4 million for the six months ended June 30, 2006. Interest expense on FHLBank advance and other borrowings increased $2.0 million, or 11.7%, to $19.1 million for the six months ended June 30, 2007 compared to $17.1 million for the six months ended June 30, 2006. The average rate paid on interest-bearing deposits was 3.76% and 2.89% for the six months ended June 30, 2007 and 2006, respectively. The average rate paid on FHLBank advances and other borrowings increased to 4.33% for the six months ended June 30, 2007 compared to 3.98% for the six months ended June 30, 2006. Additionally, the average balance of our interest-bearing liabilities totaled $2.9 billion for the six months ended June 30, 2007, an increase of $105.3 million, or 3.8%, compared to $2.8 billion for the six months ended June 30, 2006. The average balance of our interest-bearing deposits increased $81.1 million, or 4.3%, to $2.0 billion for the six months ended June 30, 2007 compared to $1.9 billion for the six months ended June 30, 2006. The average balance of our FHLBank advances and other borrowings totaled $881.7 million for the six months ended June 30, 2007, an increase of $24.2 million, or 2.8%, compared to $857.5 million for the six months ended June 30, 2006.

        The increase in interest expense was primarily attributable to an increase in the average rate paid on interest-bearing liabilities. This increase was primarily the result of the increase in the average rate paid on time deposits which was the result of marketing promotions designed to attract new customers. Additionally, the increase was also attributable to customers migrating to higher-yielding deposit products.

        Provision for Loan Losses. We establish provisions for loan losses in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management performs reviews no less frequently than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio. Our reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors (See Note 3 to the Consolidated Financial Statements, “Critical Accounting Policies – Allowance for Loan Losses”).

        We recorded a provision for loan losses of $10.2 million for the three months ended June 30, 2007 compared to $1.8 million for the three months ended June 30, 2006, an increase of $8.4 million, or 465.1%. For the six months ended June 30, 2007 our provision for loan losses totaled $11.7 million, an increase of $8.6 million, or 272.4%, compared to $3.1 million for the six months ended June 30, 2006. The increase in our provision for loan losses for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was primarily attributable to the increase in our nonperforming residential construction loans. At June 30, 2007 our nonperforming residential construction loans totaled $42.3 million, an increase of $35.4 million, or 512.6%, compared to $6.9 million at June 30, 2006. Our focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity also subjects us to a potentially higher degree of credit risk. Our loan delinquency rate (30 or more days delinquent) at June 30, 2007 as a percentage of net loans (before allowance for loan losses) was 2.95% compared to 1.89% at December 31, 2006 and 1.50% at June 30, 2006. Our level of nonperforming loans and loan delinquencies may continue to increase for the foreseeable future.

        During the three months ended June 30, 2007 and 2006, we charged-off, net of recoveries, $926,000 and $1.4 million, respectively. For the six months ended June 30, 2007 and 2006, we charged-off, net of recoveries, $1.6 million and $1.9 million, respectively. Charge-offs, net of recoveries, during the six months ended June 30, 2007 consisted primarily of $951,000 of consumer loans, $379,000 of business loans and $327,000 of residential construction loans. Our charge-offs, net of recoveries, as a percentage of average loans outstanding were 0.11% and 0.13% for the six months ended June 30, 2007 and 2006, respectively. Our strategy of focusing on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity subjects us to an increased level of credit risk which has resulted in an increased amount of nonperforming loans, loan delinquencies and charge-offs.

         Noninterest Income. Noninterest income for the three months ended June 30, 2007 was $7.3 million, an increase of $129,000, or 1.8%, compared to $7.2 million for the three months ended June 30, 2006.

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Deposit account fees and service charges	$3,963	$3,893	$70	1.80%
Debit card fees	860	685	175	25.55
Lending fees and service charges	725	839	(114)	(13.59)
Mortgage servicing rights valuation adjustments	23	--	23	N/A
Commissions and management fee income	987	904	83	9.18
Loss from real estate operations, net	(145)	(59)	(86)	145.76
Net gain (loss) on sales of:
Loans held for sale	934	625	309	49.44
Real estate owned	(327)	6	(333)	(5,550.00)
Other operating income	304	302	2	0.66

Total noninterest income	$7,324	$7,195	$129	1.79%

        Noninterest income for the six months ended June 30, 2007 was $14.3 million, an increase of $727,000, or 5.4%, compared to $13.6 million for the six months ended June 30, 2006.

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Deposit account fees and service charges	$7,544	$7,149	$395	5.53%
Debit card fees	1,621	1,301	320	24.60
Lending fees and service charges	1,454	1,684	(230)	(13.66)
Commissions and management fee income	2,201	1,850	351	18.97
Loss from real estate operations, net	(279)	(65)	(214)	329.23
Net gain (loss) on sales of:
Investment securities	--	21	(21)	(100.00)
Loans held for sale	1,562	1,170	392	33.50
Real estate owned	(332)	(64)	(268)	418.75
Other operating income	557	555	2	0.36

Total noninterest income	$14,328	$13,601	$727	5.35%

        Growth in noninterest income during the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was primarily attributable to the increase in the gain on loans held for sale and the increase in deposit account and debit card fees. These increases were partially offset by an increase in losses from the sale of real estate owned and decreased lending fees and service charges. The increase in deposit account and debit card fees was largely due to an increase in the number of transaction accounts and in the volume of activity. The decrease in lending fees and service charges was primarily attributable to decreased residential construction lending volume.

        Noninterest Expense. Our noninterest expense increased by $1.8 million, or 8.7%, to $22.8 million for the three months ended June 30, 2007 compared to $21.0 million for the three months ended June 30, 2006.

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Employee compensation	$8,859	$7,812	$1,047	13.40%
Employee benefits	1,471	1,329	142	10.68
Payroll taxes	693	668	25	3.74
Management Recognition and Retention Plan	726	726	--	--
Employee Stock Ownership Plan	1,009	1,213	(204)	(16.82)
2003 Stock Option Plan	420	420	--	--
Occupancy, net	2,391	2,158	233	10.80
Data processing	576	533	43	8.07
Advertising	1,263	1,373	(110)	(8.01)
Core deposit intangible asset amortization	423	445	(22)	(4.94)
Professional services	1,179	147	1,032	702.04
Other	3,803	4,167	(364)	(8.74)

Total noninterest expense	$22,813	$20,991	$1,822	8.68%

        Our noninterest expense increased by $4.0 million, or 9.9%, to $44.3 million for the six months ended June 30, 2007 compared to $40.3 million for the six months ended June 30, 2006.

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Employee compensation	$17,496	$15,219	$2,277	14.96%
Employee benefits	2,857	2,556	301	11.78
Payroll taxes	1,595	1,496	99	6.62
Management Recognition and Retention Plan	1,452	1,452	--	--
Employee Stock Ownership Plan	2,055	2,379	(324)	(13.62)
2003 Stock Option Plan	841	841	--	--
Occupancy, net	4,804	4,374	430	9.83
Data processing	1,197	1,101	96	8.72
Advertising	2,265	2,461	(196)	(7.96)
Core deposit intangible asset amortization	847	886	(39)	(4.40)
Professional services	1,452	336	1,116	332.14
Other	7,451	7,236	215	2.97

Total noninterest expense	$44,312	$40,337	$3,975	9.85%

        The increase in noninterest expense during the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was primarily attributable to increases in employee compensation, employee benefits, payroll taxes and professional services. The increase in employee compensation, employee benefits and payroll taxes resulted from personnel growth and annual salary increases. At June 30, 2007 and 2006, we had 854 and 827 full-time equivalent employees, respectively. We had 850 full-time equivalent employees at December 31, 2006. The increase in professional services expense for the three and six months ended June 30, 2007 was primarily related to consulting, legal and accounting services associated with the Merger Agreement.

        Income Tax Expense. Our income tax expense decreased by $3.6 million, or 58.9%, to $2.5 million for the three months ended June 30, 2007 compared to $6.1 million for the three months ended June 30, 2006. Our income tax expense decreased by $3.4 million, or 28.9%, to $8.4 million for the six months ended June 30, 2007 compared to $11.8 million for the six months ended June 30, 2006. The decrease in income tax expense for the three and six months ended June 30, 2007 compared to the same periods in 2006 was primarily due to a decrease in net income resulting from an increase in interest expense and an increased provision for loan losses. The effective income tax rate for the three months ended June 30, 2007 was 50.4% compared to 38.6% for the three months ended June 30, 2006. Our effective income tax rate for the six months ended June 30, 2007 was 41.4% compared to 38.3% for the six months ended June 30, 2006. The increase in our effective income tax rate for the three and six months ended June 30, 2007 was primarily attributable to $965,000 of nondeductible expenses related to the Merger Agreement. Additionally, increased tax expense in the State of Nebraska has contributed to the increase effective tax rate as taxes paid in the state of Nebraska are based on average deposit balances rather than net income.

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

        During the six months ended June 30, 2007, net cash provided by operating activities was $12.4 million, which consisted primarily of net income. Net cash used in investing activities during the six months ended June 30, 2007 was $61.0 million and primarily related to the purchase of available for sale investment securities partially offset by cash inflows from matured investment securities. Net cash provided by financing activities was $41.5 million for the six months ended June 30, 2007 and consisted primarily of cash inflows from deposits partially offset by cash outflows related to the repayment of FHLBank advances (including line of credit) and cash dividends paid on our common stock.

        Deposits, particularly core deposits, provide a more preferable source of funding than FHLBank advances and other borrowings. However, to the extent that competitive or market factors do not allow us to meet our funding needs with deposits alone, FHLBank advances and other borrowings provide a readily available alternative source of liquidity. Deposits increased $189.9 million, or 9.3%, to $2.2 billion at June 30, 2007 compared to $2.1 billion at December 31, 2006. The increase in deposits during the six months ended June 30, 2007 was used to reduce our FHLBank advances and fund lending activities. At June 30, 2007, we had time deposits maturing within the next 12 months amounting to $1.2 billion. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be renewed with us.

        In addition to cash flows generated by loan and securities payments and prepayments, we have additional borrowing capacity to fund our asset growth. The average balance of our FHLBank advances and other borrowings was $881.7 million for the six months ended June 30, 2007 compared to $857.5 million for the six months ended June 30, 2006. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to blanket collateral agreements with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for our FHLBank advances.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2007, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at June 30, 2007	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
FHLBank Topeka advances
and other borrowings	$815,024	$49,665	$80,240	$40,000	$645,119
Recourse obligations on assets	18,173	18,173	--	--	--
Annual rental commitments under non-
cancellable operating leases	4,089	1,016	1,447	561	1,065

Total contractual obligations (1)	837,286	68,854	81,687	40,561	646,184

Lending commitments:
Commitments to originate loans	132,559	132,559	--	--	--
Commitments to sell loans	(68,078)	(68,078)	--	--	--
Commitments to purchase loans	55,432	55,432	--	--	--
Loans in process (2)	548,881	290,320	258,561	--	--
Standby letters of credit	2,385	2,385	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	269,057	269,057	--	--	--
Business loans	248,560	248,560	--	--	--
Consumer loans	136,690	136,690	--	--	--

Total lending commitments and
unused lines of credit	1,325,486	1,066,925	258,561	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$2,162,772	$1,135,779	$340,248	$40,561	$646,184

(1) Unrealized tax benefits of $3.0 million, associated with FIN 48, are not included in the above table as the timing and resolution of these unrealized benefits cannot be reasonably estimated at this time.
(2) Loans in process represents the undisbursed portion of construction and land development loans.

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At June 30, 2007, the maximum total dollar amount of such recourse was approximately $18.2 million. Based on historical experience, at June 30, 2007, we had established a liability of $732,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, special purpose entities.

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

        Quantitative measures that have been established by regulation to ensure capital adequacy require that we maintain minimum capital amounts and ratios (set forth in the following table). Our primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that we maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. As of June 30, 2007, we exceed all capital requirements to which we are subject.

        As of June 30, 2007 and December 31, 2006, the most recent notifications from the OTS categorized the Bank as “well capitalized” under the regulatory framework. There are no conditions or events since these notifications that we believe have changed the Bank’s category. The actual capital amounts and ratios as of June 30, 2007 and December 31, 2006 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:
Total risk-based capital
(to risk-weighted assets)	$385,843	12.3%	$251,862	8.0%	$314,827	10.0%
Tier 1 capital (to adjusted
tangible assets)	346,442	10.1	137,765	4.0	172,206	5.0
Tangible capital (to
tangible assets)	346,442	10.1	51,662	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	346,442	11.0	125,931	4.0	188,896	6.0
As of December 31, 2006:
Total risk-based capital
(to risk-weighted assets)	$360,445	11.8%	$245,122	8.0%	$306,402	10.0%
Tier 1 capital (to adjusted
tangible assets)	327,316	9.7	135,193	4.0	168,992	5.0
Tangible capital (to
tangible assets)	327,316	9.7	50,697	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	327,316	10.7	122,561	4.0	183,841	6.0

Selected Financial Data

(Dollars in thousands, except per share data)	At June 30, 2007	At March 31, 2007	At December 31, 2006	At June 30, 2006
SELECTED FINANCIAL CONDITION DATA:
Cash and cash equivalents	$79,653	$84,178	$86,808	$63,998
Investment securities	136,258	121,321	105,090	102,896
Net loans after allowance for loan losses	3,049,798	3,010,944	3,017,031	2,934,334
Goodwill	42,162	42,162	42,228	42,283
Total assets	3,495,182	3,441,261	3,431,169	3,322,381
Deposits	2,242,202	2,150,753	2,052,343	2,027,306
FHLBank Topeka advances and other borrowings	815,024	864,317	962,376	906,210
Stockholders’ equity	367,999	364,420	353,283	330,544

	For the Three Months Ended
	June 30, 2007	March 31, 2007	Dec. 31, 2006	June 30, 2006
SELECTED STATEMENT OF CONDITION DATA:
Total interest income	$59,541	$58,665	$58,874	$54,831
Total interest expense	28,857	27,470	27,687	23,427

Net interest income	30,684	31,195	31,187	31,404
Provision for loan losses	10,233	1,468	1,763	1,811

Net interest income after provision
for loan losses	20,451	29,727	29,424	29,593

Total noninterest income	7,324	7,004	8,554	7,195
Total noninterest expense	22,813	21,499	20,321	20,991

Income before income taxes	4,962	15,232	17,657	15,797
Income tax expense	2,503	5,854	6,768	6,090

Net income	$2,459	$9,378	$10,889	$9,707

Net income per common share, basic	$0.15	$0.56	$0.66	$0.59
Net income per common share, diluted	$0.14	$0.55	$0.63	$0.57
Dividends declared per common share	$0.08	$0.07	$0.07	$0.07

SELECTED OPERATING RATIOS:
Average yield on interest-earning assets	7.35%	7.38%	7.47%	7.10%
Average rate on interest-bearing liabilities	3.99%	3.88%	3.91%	3.35%
Average interest rate spread	3.36%	3.50%	3.56%	3.75%
Net interest margin	3.79%	3.93%	3.96%	4.06%
Average interest-earning assets to
average interest-bearing liabilities	112.15%	112.22%	111.39%	110.65%
Net interest income after provision for
loan losses to noninterest expense	89.65%	138.27%	144.80%	140.98%
Total noninterest expense to average assets	2.64%	2.54%	2.42%	2.55%
Efficiency ratio (1)	58.91%	55.17%	50.07%	53.23%
Return on average assets	0.28%	1.11%	1.30%	1.18%
Return on average equity	2.67%	10.49%	12.48%	11.94%
Average equity to average assets	10.68%	10.55%	10.38%	9.87%
Return on tangible equity (2)	3.05%	12.08%	14.45%	14.01%

SELECTED ASSET QUALITY RATIOS:
Nonperforming loans as a percentage of net loans	1.76%	1.32%	0.99%	0.59%
Nonperforming assets as a percentage of total assets	1.71%	1.36%	1.03%	0.69%
Allowance for loan losses as a percentage of net loans	1.40%	1.11%	1.09%	1.08%

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

        For a discussion of our asset and liability management policies as well as the methods used to manage our exposure to the risk of loss from adverse changes in market prices and interest rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change in our market risk position since our prior disclosures.

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

        On October 31, 2006, the U.S. Court of Federal Claims (“Federal Claims Court”) issued an opinion finding the U.S. liable to the Bank for lost franchise value related to our damages claim against the U.S. for breach of contract following changes to the rules for computing our regulatory capital that were required by the adoption of the Financial Institution Reform Recovery and Enforcement Act of 1989. The Federal Claims Court’s opinion awarding the Bank $4.5 million in damages was appealed to the United States Court of Appeals for the Federal Circuit (“Court of Appeals”) by the U.S. on December 29, 2006. The Bank subsequently filed a cross-appeal seeking review of earlier liability rulings which absolved the U.S. of liability in connection with two other related merger transactions and reduced the amount of the Bank’s potential recovery.

        All briefs on appeal have now been filed with the Court of Appeals and, at the date of this filing, we anticipate the Court of Appeals will schedule oral argument of the appeal later in 2007. There can be no assurance as to the type or amount of damages, if any, that we may recover or the timing, if we are successful, for receipt by us of any damages from the U.S.

Item 1A – Risk Factors.

        There were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. The following risk factors relate to the Merger Agreement:

Because the market price of CapitalSource common stock will fluctuate, our stockholders cannot be sure of the value of the merger consideration they will receive.

        If the Merger is completed, the holders of each share of Company common stock owned prior to the closing of the Merger will be entitled to:

•	$6.80 in cash; plus
•	0.675 shares of CapitalSource common stock; plus
•	If the CapitalSource closing price is:
a)	less than or equal to $25.1852, then 0.405 shares of CapitalSource common stock; or
b)	greater than $25.1852, then a Company stockholder can elect to receive either $10.20 in cash or $10.20 of CapitalSource common stock.

Under the Merger Agreement, the stated maximum amount of CapitalSource stock that a Company stockholder may receive is 1.08 shares. To the extent the merger consideration is paid in CapitalSource shares, any change in the market price of CapitalSource common stock prior to completion of the Merger will affect the value of the merger consideration that our stockholders will receive upon completion of the Merger. Because of this market risk, at the time of our special meeting and prior to the election deadline, our stockholders will not know or be able to calculate the number or the value of the shares of CapitalSource common stock they will receive upon completion of the Merger. We are not permitted to resolicit the vote of our stockholders solely because of changes in the market price of CapitalSource common stock. Accordingly, the specific dollar value of CapitalSource common stock a stockholder will receive will depend on the market value of CapitalSource common stock at the time the Merger is completed and may change from the date the stockholder submits proxy/voting instructions or makes an election as to the third component of the merger consideration. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the Company’s or CapitalSource’s respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our control. Our stockholders should obtain current market quotations for shares of CapitalSource common stock and for shares of our common stock.

CapitalSource and the Company must obtain regulatory approvals to complete the Merger, which, if delayed, not granted, or granted with unacceptable conditions, may jeopardize or postpone the completion of the Merger, result in additional expenditures of money and resources or reduce the anticipated benefits of the Merger.

        CapitalSource and the Company must obtain certain approval in a timely manner from the Office of Thrift Supervision prior to completion of the Merger. If CapitalSource and the Company do not receive the Office of Thrift Supervision’s approval, or do not receive it on terms that satisfy the conditions set forth in the Merger Agreement, then neither party will be obligated, or in some cases permitted, to complete the Merger. The Office of Thrift Supervision has broad discretion in administering the governing statutes and regulations. As a condition to approval of the Merger, the Office of Thrift Supervision may impose requirements, limitations or costs that could negatively affect the way the combined companies conduct business. These requirements, limitations or costs could jeopardize or delay the completion of the Merger.

Companies holding more than 10% of the outstanding shares of CapitalSource common stock may affect or delay the approval of the Merger by the Office of Thrift Supervision. If these holders do not become savings and loan holding companies, or the Office of Thrift Supervision does not accept a rebuttal of control from them, regulatory approval of the Merger would not be obtainable, and the Merger could not be completed.

        Under the Office of Thrift Supervision’s regulations, companies holding more than 10% of CapitalSource’s outstanding common stock may be presumed to control CapitalSource, subject to the opportunity to rebut this presumption by obtaining the Office of Thrift Supervision’s acceptance of a rebuttal submission. If a company holding 10% or more of CapitalSource’s outstanding common stock does not rebut the presumption of control, or reduce its holdings to less than 10% of CapitalSource’s outstanding common stock, it would be required to obtain the approval of the Office of Thrift Supervision to become a savings and loan holding company prior to completion of the Merger. Some or all of CapitalSource’s 10% or greater stockholders may not be willing to become a savings and loan holding company. As a result, if the Office of Thrift Supervision does not accept a rebuttal of control from them, then regulatory approval of the Merger would not be obtainable, and the Merger could not be completed. While it is anticipated that all of the current CapitalSource stockholders that will hold more than 10% of CapitalSource’s outstanding common stock upon consummation of the proposed Merger will make rebuttal submissions, these submissions may include requests from the submitters to modify the Office of Thrift Supervision’s standard provisions for these matters and, accordingly, no assurance can be given that the Office of Thrift Supervision will accept any rebuttal filing or, if ultimately accepted, that the Office of Thrift Supervision’s consideration of the control issue will not delay materially its processing of CapitalSource’s application generally.

The Merger Agreement allows CapitalSource the option to terminate the Merger Agreement at its discretion in some circumstances unrelated to the ability of CapitalSource or the Company to complete the Merger.

CapitalSource can terminate the Merger Agreement if:

•	CapitalSource enters into an agreement with a third party providing for that third party’s acquisition of CapitalSource, and CapitalSource pays a reverse termination fee of $40 million; or

•	The ten-day average closing price of CapitalSource common stock on the date on which the last required government approval is obtained is less than $20, and CapitalSource pays the reverse termination fee of $40 million.

If CapitalSource terminates the Merger Agreement under these circumstances, then the Merger will not be completed. We currently expect that the last required government approval of the Merger will be obtained in the fourth quarter of 2007.

Failure to complete the Merger could negatively impact our stock price and future business and operations.

        If the Merger is not completed, we may be subject to a number of material risks, including the following:

•	we may be required to pay CapitalSource a termination fee or reimburse it for a portion of its expenses;
•	the price of our common stock may decline if the current market price of our common stock reflects a market assumption that the Merger will be completed; and
•	our costs related to the Merger, such as legal, accounting and certain financial advisor fees, generally must be paid even if the Merger is not completed.

        In addition, our customers and suppliers may, in response to the announcement of the Merger, delay or defer decisions concerning us. Any delay or deferral in those decisions by our customers or suppliers could have a material adverse effect on our business, regardless of whether or not the Merger is ultimately completed. Similarly, current and prospective employees may experience uncertainty about their future role with CapitalSource until CapitalSource’s strategies with regard to us are announced or executed. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

        Further, if the Merger is terminated and our Board of Directors decides to pursue another Merger or business combination, there can be no assurance that we will be able to find a partner willing to pay an equivalent or more attractive price than CapitalSource would have paid in the Merger.

CapitalSource and the Company may fail to realize all of the anticipated benefits of the Merger.

        We entered into the Merger Agreement with the expectation that the Merger will result in significant benefits for both companies. Achieving the benefits of the Merger will depend in part on integrating the operations and personnel of the two companies in a timely and efficient manner to minimize the risk that the Merger will result in the loss of customers or key employees or the diversion of management’s attention from other important issues.

        CapitalSource and the Company will need to overcome significant issues to realize any benefits or synergies from the Merger. The Bank is a closely regulated entity, and CapitalSource does not have experience operating in our closely regulated markets. Furthermore, the principal offices of the Bank are located in Lincoln, Nebraska, while the principal offices of CapitalSource are located in Chevy Chase, Maryland, and there are currently no plans to relocate or combine either of these principal offices. For the Merger to be successful, CapitalSource and the Company will have to successfully integrate certain of the Company’s products, services, personnel and operations with CapitalSource’s products, services, personnel and operations. This integration will involve considerable execution risk and may or may not be successful. We cannot offer any assurances that CapitalSource and the Company can successfully integrate or realize any of the anticipated benefits.

        In addition, the attention and effort devoted to the integration of the two companies will significantly divert management’s attention from other important issues, and could seriously harm the combined company.

Applicable regulations affecting savings and loan holding companies could negatively impact both CapitalSource’s commercial lending and investing business and the business of the Bank following the Merger.

        Currently, CapitalSource is not regulated as a savings and loan holding company or bank holding company and does not control any FDIC-insured depository institution. Savings banks such as the Bank are subject to extensive regulation of their activities and investments, their capitalization, their risk management policies and procedures, and their relationships with affiliated companies. Upon acquiring control of the Bank and becoming a savings and loan holding company, CapitalSource’s operations will be limited to financial and certain real estate-related activities. These limitations may require CapitalSource to curtail or divest some of its current commercial lending and investment business activities. For instance, in connection with its loans used by financial sponsors to finance purchases of companies, CapitalSource commonly is granted the opportunity to acquire equity in a borrower at the same time and on substantially the same terms as the financial sponsor. Some of these equity investments exceed 5% of the borrower’s equity. If CapitalSource does not acquire merchant banking authority that will enable it to conform these equity investments of more than 5% in non-financial entities to the requirements of the Home Owners’ Loan Act within two years of the acquisition of the Company, it will be required to divest them.

        In addition, as a condition to approving the Merger, the Office of Thrift Supervision may impose restrictions on the integration of the Bank’s banking and CapitalSource’s commercial lending and investing businesses, and may require prior approval of any future material changes to the Bank’s business plans. These regulations and conditions could constrain CapitalSource in pursuing future business opportunities following the Merger. These regulations and conditions, and CapitalSource’s inexperience with them, could also affect CapitalSource’s ability to realize synergies from the Merger, and could negatively affect both CapitalSource and the Bank following the Merger.

The value of the CapitalSource common stock our stockholders receive in the Merger may fluctuate after the Merger. Neither CapitalSource nor the Company can predict how the CapitalSource common stock will trade subsequent to the closing of the Merger.

        Stock price changes may result from a variety of factors, including general market and economic conditions, changes in CapitalSource’s businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond CapitalSource’s control. The market price of CapitalSource common stock may decline as a result of the Merger if:

•	the integration of CapitalSource and the Company is unsuccessful;
•	CapitalSource and the Company do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts; or
•	the effect of the Merger on the combined company’s financial results is not consistent with the expectations of financial or industry analysts.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

        The Merger Agreement contains terms and conditions that make it more difficult for us to sell our business to a party other than CapitalSource. These “no shop” provisions impose restrictions on us that, subject to certain exceptions, limit our ability to discuss or facilitate competing third-party proposals to acquire all or a significant part of our company.

        In addition, our Board of Directors has agreed that it will not recommend a competing acquisition proposal and that it will not withdraw or negatively modify the recommendation that our stockholders vote for approval of the Merger Agreement, subject to limited exceptions. While our Board of Directors could take such actions if it determined that the failure to do so would violate its fiduciary duties, doing so would entitle CapitalSource to terminate the Merger Agreement and would require us to pay CapitalSource a termination fee. We will also be required to pay the termination fee if (1) a competing takeover proposal meeting certain requirements is made to us or our stockholders or has been publicly announced, (2) the Merger Agreement is terminated by CapitalSource or us because the Merger has not been completed within nine months of signing and stockholder approval has not been obtained, or because the stockholders do not approve the Merger at the stockholder meeting, or the Merger Agreement is terminated by CapitalSource due to our breach of the Merger Agreement, and (3) we complete or enter into a definitive agreement with respect to an alternative transaction within 12 months of termination. These provisions might discourage a third party that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than the current proposed Merger consideration, and the termination fee might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

        We repurchased 7,111 shares of our outstanding common stock to support employee benefit programs during the six months ended June 30, 2007. The following table details the Company’s purchases of common stock during the three months ended June 30, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 2007
Beginning Date - April 1, 2007
Ending Date - April 30, 2007	7,111	$ 24.56	7,111	1,519,948
May 2007
Beginning Date - May 1, 2007
Ending Date - May 31, 2007	--	--	--	1,519,948
June 2007
Beginning Date - June 1, 2007
Ending Date - June 30, 2007	--	--	--	1,519,948

Total shares purchased during the
three months ended June 30, 2007	7,111	$ 24.56

* Information related to our publicly announced plan authorizing purchases of common stock during the three months ended June 30, 2007, is as follows:

Date Purchase Plan Announced	Number of Shares Approved for Purchase	Expiration Date of Purchase Plan
July 27, 2004	1,828,581	No stated expiration date

Item 3 — Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 — Submission of Matters to a Vote of Security Holders.

        On May 15, 2007, we held our Annual Meeting of Stockholders to obtain approval for two proxy proposals submitted on behalf of our Board of Directors. Following is a brief summary of each proposal and the result of the vote.

Proposal	Term Expiration	For	Withheld / Against	Abstain	Broker Non-Votes
1. To elect two directors for a three-year term and until
their successors are elected and qualified.
Ann Lindley Spence	2010	14,477,671	262,366	N/A	N/A
Charles W. Hoskins	2010	14,507,631	232,406	N/A	N/A

2. To ratify the appointment of KPMG LLP as the
independent auditors for the year ended
December 31, 2007.	N/A	14,649,644	51,164	39,230	N/A

        The terms of office for the following directors continued after our Annual Meeting of Stockholders: James A. Laphen and Campbell R. McConnell, Ph.D. (terms expire in 2008) and Gilbert G. Lundstrom and Joyce Person Pocras (terms expire in 2009).

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

TIERONE CORPORATION
Date: August 6, 2007	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: August 6, 2007	By:/s/ Eugene B. Witkowicz
Eugene B. Witkowicz
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

No.	Exhibits
2.1	Agreement and Plan of Merger, dated May 17, 2007, by and among CapitalSource Inc.,
CapitalSource TRS Inc. and TierOne Corporation (incorporated by reference to Exhibit 2.1 to
Form 8-K filed May 23, 2007) *
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The disclosure schedules and exhibits to the merger agreement are not being filed herewith. TierOne
Corporation agrees to furnish supplementally a copy of such schedules and exhibits to the Securities and Exchange Commission upon request.