Form 10-Q
period 2007-09-30
TIERONE CORP
filed 2007-11-07
CIK 1170605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 5, 2007, there were 18,059,260 issued and outstanding shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1 – Financial Statements

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
September 30, 2007 (Unaudited) and December 31, 2006

(Dollars in thousands, except per share data)	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$75,055	$86,808
Federal funds sold	107,500	--

Total cash and cash equivalents	182,555	86,808

Investment securities:
Held to maturity, at cost which approximates fair value	75	90
Available for sale, at fair value	149,751	105,000
Mortgage-backed securities, available for sale, at fair value	7,687	12,272
Loans receivable:
Net loans (includes loans held for sale of $20,462 and $19,285 at
September 30, 2007 and December 31, 2006, respectively)	3,020,865	3,050,160
Allowance for loan losses	(58,793)	(33,129)

Net loans after allowance for loan losses	2,962,072	3,017,031

FHLBank Topeka stock, at cost	64,936	62,022
Premises and equipment, net	38,525	39,821
Accrued interest receivable	23,855	23,023
Goodwill	42,101	42,228
Other intangible assets, net	7,134	8,391
Mortgage servicing rights (lower of cost or market), net	13,696	12,467
Other assets	50,290	22,016

Total assets	$3,542,677	$3,431,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,354,838	$2,052,343
FHLBank Topeka advances and other borrowings	767,303	962,376
Advance payments from borrowers for taxes, insurance and
other escrow funds	17,107	27,203
Accrued interest payable	6,132	6,620
Accrued expenses and other liabilities	34,220	29,344

Total liabilities	3,179,600	3,077,886

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,054,202 and 18,041,413 shares issued at
September 30, 2007 and December 31, 2006, respectively	226	226
Additional paid-in capital	364,438	358,733
Retained earnings, substantially restricted	114,364	112,111
Treasury stock, at cost; 4,520,873 and 4,533,662 shares at
September 30, 2007 and December 31, 2006, respectively	(105,118)	(105,406)
Unallocated common stock held by Employee Stock
Ownership Plan	(10,535)	(11,664)
Accumulated other comprehensive loss, net	(298)	(717)

Total stockholders’ equity	363,077	353,283

Total liabilities and stockholders’ equity	$3,542,677	$3,431,169

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Interest income:
Loans receivable	$55,969	$57,562	$168,505	$158,333
Investment securities	2,993	2,424	8,277	6,601
Other interest-earning assets	943	3	1,329	79

Total interest income	59,905	59,989	178,111	165,013

Interest expense:
Deposits	21,828	15,614	59,087	43,023
FHLBank Topeka advances and other borrowings	8,761	10,234	27,829	27,309

Total interest expense	30,589	25,848	86,916	70,332

Net interest income	29,316	34,141	91,195	94,681
Provision for loan losses	17,483	1,148	29,184	4,290

Net interest income after provision for loan losses	11,833	32,993	62,011	90,391

Noninterest income:
Fees and service charges	6,050	5,585	17,249	16,268
Debit card fees	871	702	2,492	2,003
Loss from real estate operations, net	(191)	(55)	(470)	(120)
Net gain (loss) on sales of:
Investment securities	--	--	--	21
Loans held for sale	374	396	1,936	1,566
Real estate owned	147	(2)	(185)	(66)
Other operating income	273	303	830	858

Total noninterest income	7,524	6,929	21,852	20,530

Noninterest expense:
Salaries and employee benefits	13,010	12,526	39,306	36,469
Occupancy, net	2,409	2,311	7,213	6,685
Data processing	610	547	1,807	1,648
Advertising	1,525	1,177	3,790	3,638
Other operating expense	10,108	4,550	19,858	13,008

Total noninterest expense	27,662	21,111	71,974	61,448

Income (loss) before income taxes	(8,305)	18,811	11,889	49,473
Income tax expense (benefit)	(2,425)	7,294	5,932	19,047

Net income (loss)	$(5,880)	$11,517	$5,957	$30,426

Net income (loss) per common share, basic	$(0.35)	$0.70	$0.36	$1.85

Net income (loss) per common share, diluted	$(0.34)	$0.67	$0.35	$1.78

Dividends declared per common share	$0.08	$0.07	$0.23	$0.20

Average common shares outstanding, basic (000’s)	16,758	16,557	16,679	16,470

Average common shares outstanding, diluted (000’s)	17,211	17,228	17,178	17,130

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity
Balance at December 31, 2005	$226	$358,587	$75,282	$(101,584)	$(13,169)	$(9,368)	$(1,107)	$308,867

Common stock earned by employees
in Employee Stock Ownership Plan	--	2,576	--	--	1,129	--	--	3,705
Transfer of unearned common stock held
by the Management Recognition and
Retention Plan upon adoption of
SFAS No. 123(R)	--	(9,368)	--	--	--	9,368	--	--
Amortization of awards under the
Management Recognition and
Retention Plan	--	2,178	--	--	--	--	--	2,178
Amortization of stock options under
2003 Stock Option Plan upon
adoption of SFAS No. 123(R)	--	1,261	--	--	--	--	--	1,261
Repurchase of common stock
(21,724 shares)	--	--	--	(728)	--	--	--	(728)
Treasury stock reissued under 2003
Stock Option Plan	--	(216)	--	1,003	--	--	--	787
Excess tax benefit realized from stock-
based compensation plans	--	939	--	--	--	--	--	939
Tax benefit realized from certain costs
deducted in mutual to stock conversion	--	780	--	--	--	--	--	780
Dividends paid ($0.20 per common share)	--	--	(3,322)	--	--	--	--	(3,322)
Comprehensive income:
Net income	--	--	30,426	--	--	--	--	30,426
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	256	256

Total comprehensive income	--	--	30,426	--	--	--	256	30,682

Balance at September 30, 2006	$226	$356,737	$102,386	$(101,309)	$(12,040)	$--	$(851)	$345,149

Balance at December 31, 2006	$226	$358,733	$112,111	$(105,406)	$(11,664)	$--	$(717)	$353,283

Common stock earned by employees
in Employee Stock Ownership Plan	--	1,951	--	--	1,129	--	--	3,080
Amortization of awards under the
Management Recognition and
Retention Plan	--	2,178	--	--	--	--	--	2,178
Amortization of stock options under
2003 Stock Option Plan	--	1,261	--	--	--	--	--	1,261
Repurchase of common stock
(7,111 shares)	--	--	--	(175)	--	--	--	(175)
Treasury stock reissued under 2003
Stock Option Plan	--	(108)	--	463	--	--	--	355
Excess tax benefit realized from stock-
based compensation plans	--	423	--	--	--	--	--	423
Dividends paid ($0.23 per common share)	--	--	(3,861)	--	--	--	--	(3,861)
Cumulative effect of adoption of FASB
Interpretation No. 48 on January 1, 2007	--	--	157	--	--	--	--	157
Comprehensive income:
Net income	--	--	5,957	--	--	--	--	5,957
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	--	419	419

Total comprehensive income	--	--	5,957	--	--	--	419	6,376

Balance at September 30, 2007	$226	$364,438	$114,364	$(105,118)	$(10,535)	$--	$(298)	$363,077

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$5,957	$30,426
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization (accretion) of investment and mortgage-backed securities	(1,073)	33
Premises and equipment depreciation and amortization	3,016	2,781
Amortization of other intangible assets	1,257	1,328
Amortization of discount on FHLBank Topeka advances	(191)	(191)
Employee Stock Ownership Plan compensation expense	3,080	3,705
2003 Management Recognition and Retention Plan compensation expense	2,178	2,178
2003 Stock Option Plan compensation expense	1,261	1,261
Accretion of discounts on net loans	(2,781)	(1,582)
FHLBank Topeka stock dividend	(2,914)	(2,560)
Deferred income tax expense (benefit)	(11,780)	417
Provision for loan losses	29,184	4,290
Provision for real estate owned losses	177	322
Provision for uncollectible receivable	4,767	--
Proceeds from sales of loans held for sale	235,307	184,161
Originations and purchases of loans held for sale	(234,548)	(190,619)
Excess tax benefits from stock-based compensation plans	(423)	(939)
Net (gain) loss on sales of:
Investment securities	--	(21)
Loans held for sale	(1,936)	(1,566)
Real estate owned	185	66
Premises and equipment	9	(110)
Changes in certain assets and liabilities:
Accrued interest receivable	(832)	(3,914)
Other assets	(20,978)	(2,094)
Accrued interest payable	(488)	(908)
Accrued expenses and other liabilities	5,456	1,086

Net cash provided by operating activities	13,890	27,550

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(230,338)	(59,685)
Proceeds from sale of investment and mortgage-backed securities, available for sale	10	2,297
Proceeds from maturities of investment securities, available for sale	187,281	45,780
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	4,651	5,536
Decrease (increase) in loans receivable	24,076	(140,162)
Additions to premises and equipment	(1,729)	(3,934)
Proceeds from sale of premises and equipment	--	367
Proceeds from sale of real estate owned	3,647	5,085
Marine Bank branch purchase - net of cash acquired	--	7,568

Net cash used in investing activities	(12,402)	(137,148)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued) (Unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Cash flows from financing activities:
Net increase (decrease) in deposits	$302,495	$(42,373)
Net advances (repayment) on FHLBank Topeka line of credit, short-term
advances and other borrowings	(44,722)	43,637
Proceeds from FHLBank Topeka long-term advances and other borrowings	50,000	390,000
Repayments of FHLBank Topeka long-term advances and other borrowings	(200,160)	(300,153)
Net decrease in advances from borrowers for taxes, insurance and
other escrow funds	(10,096)	(5,873)
Repurchase of common stock	(175)	(728)
Dividends paid on common stock	(3,861)	(3,322)
Excess tax benefit realized from the exercise of stock options	45	130
Excess tax benefit realized from Management Recognition and Retention Plan shares	378	809
Proceeds from the exercise of stock options	355	787

Net cash provided by financing activities	94,259	82,914

Net increase (decrease) in cash and cash equivalents	95,747	(26,684)
Cash and cash equivalents at beginning of period	86,808	88,034

Cash and cash equivalents at end of period	$182,555	$61,350

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$87,404	$72,148
Income taxes, net of refunds	$17,265	$18,354

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$5,657	$8,011

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

        The accompanying interim consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire calendar year 2007.

        Subsequent to the filing of our June 30, 2007 Quarterly Report on Form 10-Q, we assumed servicing of all loans purchased from TransLand Financial Services, Inc. (“TransLand”), a Florida mortgage brokerage firm. This step has allowed us to directly contact each borrower and restructure terms for their loan where appropriate. To assist in the settlement and completion of these loans, we have implemented a plan dedicating a team of Bank loan officers, servicers and collection professionals whose responsibility is to be primarily focused on these loans. This team is working closely with individual borrowers, local builders, city officials, local real estate professionals and legal counsel in working toward completing homes under construction, renegotiating loan terms, servicing loans and pursuing legal and foreclosure remedies.

        During our due diligence process related to the transfer of residential construction loan servicing from TransLand to the Bank, alleged fraudulent servicing practices were discovered. The majority of the alleged fraud related to the withholding of loan payoff proceeds and periodic payments. A joint petition for involuntary Chapter 11 bankruptcy was filed on August 23, 2007 in the United States Bankruptcy Court for the Middle District of Florida by the Bank and two other financial institutions against TransLand. In addition to seeking recoveries from TransLand, the Bank is also insured up to $7.5 million against fraudulent activity by loan servicers. A $6.9 million receivable from TransLand associated with the alleged misappropriation of loan payoff proceeds and periodic payments due to the Bank was recorded as loans receivable at June 30, 2007. During the quarter ended September 30, 2007, the $6.9 million receivable increased to $12.2 million. The Company determined the recovery from its insurance carrier was probable and wrote-off $4.8 million of the receivable as a charge to other operating expense during the third quarter. A receivable of $7.4 million is now recorded as other assets on the Company’s Consolidated Statements of Financial Condition at September 30, 2007. Any future recoveries from TransLand beyond the insurance policy amount would be recorded as other operating income or a reduction of other operating expense depending upon the periods in which the funds are received. Management determined that the effect of the modification was not material in relation to the consolidated financial statements included in our June 30, 2007 Quarterly Report of Form 10-Q.

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

        The Company and CapitalSource have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants regarding the conduct of their businesses and other activities between the execution of the Merger Agreement and the consummation of the Merger, and have agreed to use their reasonable best efforts to consummate the Merger. In addition, the Company has made certain additional covenants, including covenants to cause a stockholder meeting to be held to consider approval of the Merger and for the Company’s Board of Directors to, subject to certain exceptions, recommend adoption by its stockholders of the Merger Agreement. Furthermore, the Company is not permitted to solicit or facilitate proposals relating to alternative business combination transactions, or, subject to certain exceptions, enter into discussions concerning alternative business combination transactions.

        If, on the day the last governmental approval to complete the Merger is obtained, the ten-day average closing price of CapitalSource common stock is less than $21.98 and the trading price of CapitalSource common stock has underperformed by more than 15% the S&P 500 Financial Sector Index during the period from May 17, 2007 to that date, then the Board of Directors of the Company intends, in accordance with the terms of the Merger Agreement, to request that CapitalSource provide additional Merger consideration, either in stock or cash. The Company has informed CapitalSource that, in such circumstances, its Board of Directors would intend to make such a request. If, following such a request, the parties are unable to agree on such additional consideration, then the Board of Directors of the Company would have the right to terminate the Merger Agreement. The Merger Agreement also contains other termination rights for both the Company and CapitalSource. Upon termination of the Merger Agreement, under specified circumstances, CapitalSource may be required to pay the Company a termination fee of $40.0 million or, under other specified circumstances, the Company may be required to pay CapitalSource a termination fee of $24.0 million. The Merger Agreement also calls for a limited reimbursement of the other party’s expenses under certain circumstances.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Consummation of the Merger is subject to customary conditions, including, without limitation, the accuracy of the representations and warranties of the parties (subject generally to a material adverse effect standard), regulatory approval and Company stockholder approval. On June 29, 2007, CapitalSource filed a Form H-(e)1 “Application for the Acquisition of TierOne Bank by the Merger of TierOne Corporation into CapitalSource TRS Inc.” with the Office of Thrift Supervision (“OTS”). CapitalSource has responded to OTS inquiries requesting additional information related to the filed application. At the date of the filing of this Quarterly Report on Form 10-Q, the OTS had not yet deemed the application complete or approved.

        On July 13, 2007 CapitalSource filed a joint preliminary proxy statement / prospectus relating to the merger on Form S-4 with the SEC. On October 26, 2007, CapitalSource filed a joint definitive proxy statement / prospectus with the SEC on Form S-4 which established October 17, 2007 as the stockholder record date and set November 29, 2007 as the date for the Company’s special meeting of stockholders to vote on the Merger. Concurrent with the October 26, 2007 filing, the Company began mailing the proxy statement / prospectus and associated voting materials to Company stockholders. Subject to timely receipt of both regulatory and stockholder approval, the Merger is expected to close either in the fourth quarter of 2007 or the first quarter of 2008.

        In addition to other factors affecting the Company’s financial performance discussed elsewhere in this Quarterly Report on Form 10-Q, due to the proposed merger with CapitalSource, the Company has experienced restrictions in certain funding opportunities; certain one-time merger related expenses; an increased commitment of time by Company personnel working with federal regulatory agencies in connection with merger-related issues; and restrictions in the Company’s ability to repurchase its common stock. These activities have and may continue to further impact the Company’s financial performance and earnings per share.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Earnings Per Share

        Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Diluted earnings per share is computed after giving consideration to the weighted average dilutive effect of our 2003 Stock Option Plan shares and 2003 Management Recognition and Retention Plan shares. The following table is a reconciliation of basic and diluted EPS:

	For the Three Months Ended September 30,
	2007		2006
(In thousands, except per share data)	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Net income (loss)	$(5,880)	$(5,880)	$11,517	$11,517

Total weighted average basic common shares outstanding	16,758	16,758	16,557	16,557
Effect of dilutive securities:
2003 Stock Option Plan		435		591
2003 Management Recognition and Retention Plan		18		80

Total weighted average basic and diluted
common shares outstanding	16,758	17,211	16,557	17,228

Net income (loss) per common share	$(0.35)	$(0.34)	$0.70	$0.67

	For the Nine Months Ended September 30,
	2007		2006
(In thousands, except per share data)	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Net income	$5,957	$5,957	$30,426	$30,426

Total weighted average basic common shares outstanding	16,679	16,679	16,470	16,470
Effect of dilutive securities:
2003 Stock Option Plan		468		578
2003 Management Recognition and Retention Plan		31		82

Total weighted average basic and diluted
common shares outstanding	16,679	17,178	16,470	17,130

Net earnings per common share	$0.36	$0.35	$1.85	$1.78

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

        Stock-Based Employee Compensation Expense. Amounts recognized in the financial statements with respect to our Employee Stock Ownership Plan (“ESOP”) and stock-based employee compensation plans are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Stock-based employee compensation expense:
Employee Stock Ownership Plan expense	$885	$1,232	$2,940	$3,611
Management Recognition and Retention Plan expense	726	726	2,178	2,178
2003 Stock Option Plan expense	420	420	1,261	1,261

Amount of stock-based compensation expense,
before income tax benefit	$2,031	$2,378	$6,379	$7,050

Amount of related income tax benefit recognized	$504	$507	$1,517	$1,522

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(Dollars in thousands, except for share data)	2007	2006	2007	2006
Employee Stock Ownership Plan compensation expense	$885	$1,232	$2,940	$3,611
Employee Stock Ownership Plan shares allocated to employees	639,627	489,127	639,627	489,127
Employee Stock Ownership Plan shares unallocated	1,166,379	1,316,879	1,166,379	1,316,879
Fair value of Employee Stock Ownership Plan unallocated shares	$30,874	$44,682	$30,874	$44,682

        Management Recognition and Retention Plan. We established a stock-based incentive plan referred to as the 2003 Management Recognition and Retention Plan (“MRRP”). The shares awarded by the MRRP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market value of our stock as of the date the awards were made. Stockholders approved 903,003 shares to be granted under the MRRP and 100,653 shares are still available for future grants as of September 30, 2007. There were no MRRP shares granted, vested or forfeited during either of the three months ended September 30, 2007 and 2006. The following table summarizes shares of our common stock that were subject to award and have been granted pursuant to the MRRP as of September 30, 2007:

	At or for the Nine Months Ended September 30,
	2007	2006
Nonvested shares outstanding at beginning of period	328,940	489,160
Shares granted	--	--
Shares vested	(152,720)	(152,720)
Shares forfeited	--	--

Nonvested shares outstanding at end of period	176,220	336,440

        Compensation expense related to the MRRP totaled $726,000 for each of the three months ended September 30, 2007 and 2006 and $2.2 million for each of the nine month periods ended September 30, 2007 and 2006. The weighted average grant date fair value of outstanding shares awarded by the MRRP was $18.64 and $18.38 at September 30, 2007 and 2006, respectively. As of September 30, 2007, we had $1.9 million of total unrecognized employee compensation expense related to unvested MRRP shares which are expected to be recognized over a weighted average period of 11 months. We realized excess tax benefits related to MRRP shares of $5,000 and $378,000 during the three and nine months ended September 30, 2007, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Stock Option Plan. We established the 2003 Stock Option Plan (“SOP”) under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the fair value of our stock options as of the date the awards were made. The exercise price of the options is equal to the market price of the common stock on the grant date. Stockholders approved 2,257,508 stock options to be granted under the SOP and 359,758 of these stock options remain available for future grants as of September 30, 2007.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Stock Option Activity. The following table details stock options granted, exercised and forfeited during the three months ended September 30, 2007:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at June 30, 2007	1,798,226	$17.92
Stock options granted	--	--
Stock options exercised	--	--
Stock options forfeited	--	--

Stock options outstanding at September 30, 2007	1,798,226	$17.92	5.6	$15,400

Stock options exercisable at September 30, 2007	1,410,676	$17.88	5.6	$12,100

        The following table details stock options granted, exercised and forfeited during the nine months ended September 30, 2007:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2006	1,818,626	$17.92
Stock options granted	--	--
Stock options exercised	(19,900)	17.83
Stock options forfeited	(500)	17.83

Stock options outstanding at September 30, 2007	1,798,226	$17.92	5.6	$15,400

Stock options exercisable at September 30, 2007	1,410,676	$17.88	5.6	$12,100

        The following table details stock options granted, exercised and forfeited during the three months ended September 30, 2006:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at June 30, 2006	1,850,350	$17.92
Stock options granted	--	--
Stock options exercised	(31,724)	17.83
Stock options forfeited	--	--

Stock options outstanding at September 30, 2006	1,818,626	$17.92	6.6	$29,100

Stock options exercisable at September 30, 2006	1,056,526	$17.86	6.6	$17,000

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table details stock options granted, exercised and forfeited during the nine months ended September 30, 2006:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2005	1,864,750	$17.92
Stock options granted	--	--
Stock options exercised	(43,624)	18.04
Stock options forfeited	(2,500)	17.83

Stock options outstanding at September 30, 2006	1,818,626	$17.92	6.6	$29,100

Stock options exercisable at September 30, 2006	1,056,526	$17.86	6.6	$17,000

        The following table details the intrinsic value, cash received and tax benefit realized from the exercise of stock options during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Intrinsic value (market value on the
exercise date less the strike price)	$--	$509	$228	$683
Cash received from the exercise of
stock options	--	566	355	787
Tax benefit realized from the
exercise of stock options	--	81	50	140

        At September 30, 2007, there was $1.0 million of total unrecognized compensation expense related to unvested stock options that will be expensed over a weighted average period of nine months.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Goodwill and Other Intangible Assets

        Goodwill. Goodwill represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired in connection with the acquisition of United Nebraska Financial Co. (“UNFC”) in 2004. There was no goodwill recorded in connection with our Marine Bank branch purchase in 2006. We evaluate goodwill for impairment annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. There have been no changes in the carrying amount of goodwill during the nine months ended September 30, 2007 due to impairment as we are not aware of any facts or circumstances that would indicate our carrying value exceeded fair value. The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$42,162	$42,283	$42,228	$42,283
Realized tax benefit associated with United Nebraska
Financial Co. acquisition	(61)	(55)	(61)	(55)
Adjustment due to adoption of FASB Interpretation No. 48	--	--	(66)	--

Balance at end of period	$42,101	$42,228	$42,101	$42,228

        Other Intangible Assets. Our only identifiable other intangible asset is the value of core deposits acquired as part of the UNFC and Marine Bank transactions. The core deposit intangible assets have been estimated to have nine- to ten-year lives. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in other operating expense.

        Other Intangible Asset Activity. The changes in the carrying amount of acquired intangible assets for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$7,544	$9,257	$8,391	$10,041
Additions	--	--	--	102
Amortization expense	(410)	(442)	(1,257)	(1,328)

Balance at end of period	$7,134	$8,815	$7,134	$8,815

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Other Intangible Asset Estimated Amortization. Estimated amortization expense related to our core deposit intangible assets for the year ending December 31, 2007 and the five years thereafter are as follows:

(Dollars in thousands)
Estimated Amortization Expense
For the Year Ending:
December 31, 2007	$1,647
December 31, 2008	1,513
December 31, 2009	1,373
December 31, 2010	1,222
December 31, 2011	1,052
December 31, 2012	850

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 — Investment and Mortgage-Backed Securities

         Investment Security Composition. The amortized cost, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007
	Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$75	$--	$--	$75

Available for sale:
Mortgage-backed securities	7,778	34	125	7,687
U.S. Government securities and agency obligations	124,196	21	128	124,089
Corporate securities	4,938	--	26	4,912
Municipal obligations	14,474	12	46	14,440
Agency equity securities	536	1	33	504
Asset Management Fund - ARM Fund	6,000	--	194	5,806

Total investment and mortgage-backed
securities, available for sale	$157,922	$68	$552	$157,438

	December 31, 2006
	Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$90	$--	$--	$90

Available for sale:
Mortgage-backed securities	12,476	51	255	12,272
U.S. Government securities and agency obligations	78,201	4	636	77,569
Corporate securities	5,245	--	115	5,130
Municipal obligations	15,970	19	61	15,928
Agency equity securities	547	--	10	537
Asset Management Fund - ARM Fund	6,000	--	164	5,836

Total investment and mortgage-backed
securities, available for sale	$118,439	$74	$1,241	$117,272

        We believe all unrealized losses as of September 30, 2007 to be market related, with no permanent sector or issuer credit concerns or impairments. We had 80 securities with unrealized losses totaling $512,000 for 12 consecutive months or longer as of September 30, 2007. The unrealized losses are believed to be temporarily, not permanently, impaired in value. Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. At September 30, 2007, we have the ability and intent to hold these securities until maturity.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Loans Receivable

        Loan Portfolio Composition. Loans receivable at September 30, 2007 and December 31, 2006 are summarized in the following table:

	September 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$327,442	9.42%	$339,080	9.21%
Second mortgage residential	99,478	2.86	120,510	3.27
Multi-family residential	110,698	3.19	148,922	4.05
Commercial real estate	367,753	10.58	396,620	10.77
Land and land development	514,779	14.81	494,887	13.44
Residential construction	592,317	17.04	780,991	21.21
Commercial construction	562,403	16.18	491,997	13.36
Agriculture	85,716	2.47	68,459	1.86

Total real estate loans	2,660,586	76.55	2,841,466	77.17

Business	241,025	6.93	220,669	5.99

Agriculture - operating	95,877	2.76	94,455	2.56

Warehouse mortgage lines of credit	75,752	2.18	112,645	3.06

Consumer loans:
Home equity	73,558	2.11	71,476	1.94
Home equity lines of credit	121,245	3.49	130,071	3.53
Home improvement	48,209	1.39	55,513	1.51
Automobile	89,987	2.59	87,575	2.38
Other	69,440	2.00	68,365	1.86

Total consumer loans	402,439	11.58	413,000	11.22

Total loans	3,475,679	100.00%	3,682,235	100.00%

Unamortized premiums, discounts and
deferred loan fees	9,034		5,602
Loans in process (2)	(463,848)		(637,677)

Net loans	3,020,865		3,050,160
Allowance for loan losses	(58,793)		(33,129)

Net loans after allowance for loan losses	$2,962,072		$3,017,031

(1) Includes loans held for sale	$20,462		$19,285

(2) Loans in process represents the undisbursed portion of construction and land development loans.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Primary Lending Market Area. Our primary lending market area consists of Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Our Asset/Liability and Asset Classification Committees are responsible for setting guidelines related to loan concentrations and monitoring such concentrations to limit potential loss exposure. At September 30, 2007 and December 31, 2006, approximately 18.6% and 20.8%, respectively, of total loans were secured by properties or made to individuals located outside of our primary lending market area.

        Allowance for Loan Losses. The activity in the allowance for loan losses during the three and nine months ended September 30, 2007 and 2006 is summarized in the following table:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Allowance for loan losses at beginning of period	$43,213	$32,159	$33,129	$30,870
Charge-offs:
One-to-four family residential	(65)	--	(202)	--
Second mortgage residential	(188)	(19)	(241)	(241)
Land and land development	--	--	(2)	(532)
Commercial real estate	(4)	--	(103)	--
Residential construction	(343)	(73)	(713)	(235)
Business	(1,258)	(345)	(1,639)	(799)
Agriculture - operating	--	--	--	(81)
Consumer	(515)	(569)	(1,566)	(1,136)

Total charge-offs	(2,373)	(1,006)	(4,466)	(3,024)
Recoveries on loans previously charged-off	470	58	946	223
Provision for loan losses	17,483	1,148	29,184	4,290

Allowance for loan losses at end of period	$58,793	$32,359	$58,793	$32,359

Allowance for loan losses as a percentage
of net loans	1.95%	1.08%	1.95%	1.08%
Allowance for loan losses as a percentage of
nonperforming loans	75.04%	162.77%	75.04%	162.77%
Ratio of net charge-offs during the period as a
percentage of average loans outstanding	0.25%	0.13%	0.16%	0.13%
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

(Dollars in thousands)	September 30, 2007	December 31, 2006
Nonperforming loans:
One-to-four family residential	$4,476	$1,611
Second mortgage residential	379	234
Multi-family residential	1,251	1,152
Commercial real estate	3,183	324
Land and land development	8,165	4,696
Residential construction	56,322	18,074
Agriculture - real estate	159	50
Business	1,530	2,280
Agriculture - operating	175	139
Consumer	2,712	1,490

Total nonperforming loans	78,352	30,050
Real estate owned, net (1)	6,912	5,264

Total nonperforming assets	85,264	35,314
Troubled debt restructurings	16,817	8,904

Total nonperforming assets and troubled debt restructurings	$102,081	$44,218

Total nonperforming loans as a percentage of net loans	2.59%	0.99%

Total nonperforming assets as a percentage of total assets	2.41%	1.03%

Total nonperforming assets and troubled debt restructurings
as a percentage of total assets	2.88%	1.29%

Allowance for loan losses as a percentage of net loans	1.95%	1.09%

Allowance for loan losses as a percentage of nonperforming loans	75.04%	110.25%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

        Our provision for loan losses for the three months ended September 30, 2007 was $17.5 million compared to $1.1 million for the three months ended September 30, 2006. At September 30, 2007, our allowance for loan losses had increased 77.5% to $58.8 million compared to $33.1 million at December 31, 2006. Included in the $58.8 million allowance for loan losses, we have established an allowance for loan losses of $21.8 million relating to impaired loans. Total impaired loans consist primarily of $47.5 million of residential construction loans, $8.0 million of land development loans and $4.1 million of commercial real estate loans of which $4.0 million of the impaired commercial real estate loans are performing. Actual losses are dependent upon future events and, as such, further changes to the level of allowance for loan losses may become necessary based on changes in economic conditions and other factors.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        At September 30, 2007, our nonperforming residential construction loans totaled $56.3 million of which $46.7 million were located in Florida. Approximately $45.1 million of our total nonperforming residential construction loans had been purchased from TransLand with $38.9 million of these loans located in the Cape Coral area of Lee County, Florida.

        To limit our geographic loan concentration, we discontinued purchasing residential construction loans in the Cape Coral area from TransLand by December 31, 2005. We had total loan commitments in the Cape Coral area of $88.4 million, $100.6 million, $119.9 million and $144.9 million at September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006, respectively. Disbursed funds in the Cape Coral area totaled $57.7 million, $66.8 million, $72.9 million and $84.2 million at September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006, respectively.

        In the Cape Coral area, we had nonperforming residential construction loans totaling $38.9 million, $27.5 million, $19.5 million and $9.4 million at September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006, respectively. At September 30, 2007, loans 30-89 days delinquent totaled $6.0 million, compared to $8.9 million, $7.3 million and $8.8 million at June 30, 2007, March 31, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007 charge-offs in the Cape Coral area totaled $170,000. Charge-offs against existing reserves may increase in future periods.

        At September 30, 2007, we had classified $47.5 million of our total residential construction loans as impaired, of which $45.1 million relate to loans purchased from TransLand. We have established an allowance for loan losses related to the TransLand loans which have been classified as impaired of $17.4 million. At June 30, 2007, we had classified $28.4 million of our residential construction loans purchased from TransLand as impaired. The allowance for loan losses related to these loans at June 30, 2007 was $5.7 million.

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

        The balance of mortgage servicing rights, net of valuation allowances, at September 30, 2007 and December 31, 2006 was $13.7 million and $12.5 million, respectively. The fair values of these rights were approximately $18.8 million and $15.3 million at September 30, 2007 and December 31, 2006, respectively. The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in thousands)	September 30, 2007	December 31, 2006
Serviced loan portfolio balance	$1,394,826	$1,295,418
Fair value	$18,768	$15,276
Prepayment speed	4.40% - 45.09%	8.64% - 46.44%
Weighted average prepayment speed	9.49%	14.40%
Fair value with 10% adverse change	$18,022	$14,654
Fair value with 20% adverse change	$17,358	$14,034
Discount rate	9.50% - 13.00%	10.00% - 14.00%
Weighted average discount rate	10.67%	11.34%
Fair value with 10% adverse change	$17,983	$14,806
Fair value with 20% adverse change	$17,273	$14,325

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

        Mortgage Servicing Right Activity. The following table summarizes mortgage servicing right activity including amortization expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$12,930	$12,069	$12,467	$11,713
Mortgage servicing rights capitalized	1,533	975	3,530	2,654
Amortization expense	(767)	(677)	(2,301)	(2,000)
Valuation adjustment	--	--	--	--

Balance at end of period	$13,696	$12,367	$13,696	$12,367

        Mortgage Servicing Right Valuation Allowance. We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speeds, cash flow and discount rate estimates. Changes in these estimates impact fair value and could require us to record a valuation allowance or recovery. Our evaluation of mortgage servicing rights at September 30, 2007 and 2006 indicated that no valuation allowance was necessary. The amortization expense and valuation adjustment are recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Income.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Deposits

        Deposit Composition. Deposits at September 30, 2007 and December 31, 2006 are summarized in the following table:

	September 30, 2007		December 31, 2006
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$150,071	--%	$154,123
Savings	3.64	143,492	0.49	45,452
Interest-bearing checking	1.10	310,055	1.14	349,033
Money market	3.06	353,934	2.98	383,182

Total transaction accounts	2.03	957,552	1.68	931,790

Total transaction accounts as a
percentage of total deposits		40.66%		45.40%

Time deposits:
1.00% to 1.99%		104		542
2.00% to 2.99%		6,180		27,594
3.00% to 3.99%		115,890		151,499
4.00% to 4.99%		178,285		348,777
5.00% to 5.99%		1,096,803		592,013
6.00% to 6.99%		24		128

Total time deposits	5.07	1,397,286	4.81	1,120,553

Total time deposits as a
percentage of total deposits		59.34%		54.60%

Total deposits	3.83%	$2,354,838	3.39%	$2,052,343

        Time Deposit Maturity. The scheduled maturities of time deposits at September 30, 2007 are presented in the following table:

(Dollars in thousands)	Amount	Percent
Amount Maturing During the 12 Months Ending:
September 30, 2008	$1,311,752	93.88%
September 30, 2009	64,825	4.64
September 30, 2010	8,842	0.63
September 30, 2011	6,992	0.50
September 30, 2012	4,738	0.34
Thereafter	137	0.01

Total time deposits	$1,397,286	100.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Time Deposits of $100,000 or More. The following table shows the maturities of our time deposits of $100,000 or more at September 30, 2007 by the time remaining to maturity. We did not have any brokered time deposits at September 30, 2007.

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
December 31, 2007	$83,187	5.16%
March 31, 2008	100,273	5.16
June 30, 2008	97,185	5.29
September 30, 2008	61,509	5.14
Thereafter	19,648	4.88

Total time deposits of $100,000 or more	$361,802	5.18%

Note 11 – FHLBank Topeka Advances and Other Borrowings

        At September 30, 2007 and December 31, 2006, we were indebted on notes as shown in the following table:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Permanent fixed-rate notes payable to
the FHLBank Topeka	$9,313	$19,664
Convertible fixed-rate notes payable to
the FHLBank Topeka	675,000	815,000
Line of credit with the FHLBank Topeka	--	72,500
Retail repurchase agreements	52,062	24,284
Junior subordinated debentures	30,928	30,928

Total FHLBank Topeka advances and
other borrowings	$767,303	$962,376

Weighted average interest rate	4.47%	4.40%

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Pursuant to our blanket collateral agreement with the FHLBank, such advances are secured by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans. Under our blanket collateral agreement with the FHLBank, our borrowing capacity at September 30, 2007 was $920.4 million. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

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

        We adopted FIN 48 on January 1, 2007 and, as a result, recognized no material adjustment in our liability for unrecognized tax benefits. Unrecognized tax benefits, excluding interest and penalties, were $4.6 million at September 30, 2007. Unrecognized tax benefits of $129,000 and interest and penalties of $402,000 would favorably affect our effective tax rate if recognized in future periods. Unrecognized tax benefits of $543,000 are related to our UNFC acquisition and would reduce goodwill if recognized in future periods. The following table summarizes our unrecognized tax benefits upon adoption and for the nine months ended September 30, 2007:

(Dollars in thousands)	Unrecognized Tax Benefits
Unrecognized tax benefits at January 1, 2007	$2,443
Changes in unrecognized tax benefits for the three months ended March 31, 2007	366
Changes in unrecognized tax benefits for the three months ended June 30, 2007	236
Changes in unrecognized tax benefits for the three months ended September 30, 2007	1,592
Changes in unrecognized tax benefits from settlements with taxing authorities	--
Changes in unrecognized tax benefits from the lapse of statutes of limitations
for the three months ended September 30, 2007	(74)

Unrecognized tax benefits at September 30, 2007	$4,563

        Any interest and penalties related to uncertain tax positions are recorded in income tax expense in the Consolidated Statements of Income. At September 30, 2007, we had approximately $402,000 of accrued interest payable related to uncertain tax positions recorded in our Consolidated Statements of Financial Position.

        We anticipate that a reduction in unrecognized tax benefits of up to $4.3 million is reasonably possible during the next 12 months. This reduction will be principally due to a change in accounting method related to the timing of when certain deferred loan fees are recognized for tax purposes if approved by the Internal Revenue Service.

        The tax years of 2004 through 2006 remain open for examination by federal and state taxing authorities.

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

        The Company and CapitalSource have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants regarding the conduct of their businesses and other activities between the execution of the Merger Agreement and the consummation of the Merger, and have agreed to use their reasonable best efforts to consummate the Merger. In addition, the Company has made certain additional covenants, including covenants to cause a stockholder meeting to be held to consider approval of the Merger and for the Company’s Board of Directors to, subject to certain exceptions, recommend adoption by its stockholders of the Merger Agreement. Furthermore, the Company is not permitted to solicit or facilitate proposals relating to alternative business combination transactions, or, subject to certain exceptions, enter into discussions concerning alternative business combination transactions.

        If, on the day the last governmental approval to complete the Merger is obtained, the ten-day average closing price of CapitalSource common stock is less than $21.98 and the trading price of CapitalSource common stock has underperformed by more than 15% the S&P 500 Financial Sector Index during the period from May 17, 2007 to that date, then the Board of Directors of the Company intends, in accordance with the terms of the Merger Agreement, to request that CapitalSource provide additional Merger consideration, either in stock or cash. The Company has informed CapitalSource that, in such circumstances, its Board would intend to make such a request. If, following such a request, the parties are unable to agree on such additional consideration, then the Board of Directors of the Company would have the right to terminate the Merger Agreement. The Merger Agreement also contains other termination rights for both the Company and CapitalSource. Upon termination of the Merger Agreement, under specified circumstances, CapitalSource may be required to pay the Company a termination fee of $40.0 million or, under other specified circumstances, the Company may be required to pay CapitalSource a termination fee of $24.0 million. The Merger Agreement also calls for a limited reimbursement of the other party’s expenses under certain circumstances.

        Consummation of the Merger is subject to customary conditions, including, without limitation, the accuracy of the representations and warranties of the parties (subject generally to a material adverse effect standard), regulatory approval and Company stockholder approval. On June 29, 2007, CapitalSource filed a Form H-(e)1 “Application for the Acquisition of TierOne Bank by the Merger of TierOne Corporation into CapitalSource TRS Inc.” with the Office of Thrift Supervision (“OTS”). CapitalSource has responded to OTS inquiries requesting additional information related to the filed application. At the date of the filing of this Quarterly Report on Form 10-Q, the OTS had not yet deemed the application complete or approved.

        On July 13, 2007 CapitalSource filed a joint preliminary proxy statement / prospectus relating to the merger on Form S-4 with the Securities and Exchange Commission (“SEC”). On October 26, 2007, CapitalSource filed a joint definitive proxy statement / prospectus with the SEC on Form S-4 which established October 17, 2007 as the stockholder record date and set November 29, 2007 as the date for the Company’s special meeting of stockholders to vote on the Merger. Concurrent with the October 26, 2007 filing, the Company began mailing the proxy statement / prospectus and associated voting materials to Company stockholders. Subject to timely receipt of both regulatory and stockholder approval, the Merger is expected to close in either the fourth quarter of 2007 or the first quarter of 2008.

        In addition to other factors affecting the Company’s financial performance discussed elsewhere in this Quarterly Report on Form 10-Q, due to the proposed merger with CapitalSource, and as reflected in this document, the Company has experienced restrictions in certain funding opportunities; certain one-time merger related expenses; an increased commitment of time by Company personnel working with federal regulatory agencies in connection with merger-related issues; and restrictions in the Company’s ability to repurchase its common stock. These activities have and may continue to further impact the Company’s financial performance and earnings per share.

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. In addition to the risk factors described in Part 2, Item 1A. of this Quarterly Report on Form 10-Q, factors that could result in material variations include, but are not limited to:

•	Strength of the United States economy in general and the strength of the local economies in which we conduct our operations;
•	Changes in interest rates or other competitive factors which could affect net interest margins, net interest income and noninterest income;
•	Changes in deposit flows, and in the demand for deposits, loans, investment products and other financial services in the markets we serve;

•	Changes in the quality or composition of our loan portfolio;
•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolios;
•	Borrower bankruptcies, claims and assessments;
•	Unanticipated issues associated with the execution of our strategic plan, including issues associated with the growth of a more diversified loan portfolio;
•	Our timely development of new lines of business and competitive products or services within our existing lines of business in a changing environment, and the acceptance of such products and services by our customers;
•	Any interruption or breach of security resulting in failures or disruption in customer account management, general ledger, deposit operations, lending or other systems;
•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;
•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;
•	Changes in accounting policies or procedures as may be required by various regulatory agencies;
•	Changes in consumer spending and savings habits;
•	Unanticipated issues relating to the recovery of insurance proceeds for claims arising out of the Bank’s prior relationship with TransLand Financial Services, Inc.
•	Our business and the businesses of CapitalSource may not be integrated successfully or such integration may take longer to accomplish than expected;
•	Disruption from the Merger may make it more difficult to maintain customer relationships;
•	Conditions precedent to the Merger may not be satisfied or the Merger Agreement may be terminated pursuant to its terms;
•	The required regulatory approvals of the Merger may not be obtained or if obtained may not be on the proposed terms and schedule;
•	Our stockholders may not approve the Merger; and
•	Other factors discussed in documents we may file with the Securities and Exchange Commission from time to time.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Assets

        General. Our total assets were $3.5 billion at September 30, 2007, an increase of $111.5 million, or 3.2%, compared to $3.4 billion at December 31, 2006.

        Investment Securities. Our available for sale investment securities totaled $149.8 million at September 30, 2007, an increase of $44.8 million, or 42.6%, compared to $105.0 million at December 31, 2006. During the nine months ended September 30, 2007 we had security purchases of $230.3 million which were partially offset by $187.3 million in proceeds from maturing and sold investment securities. The securities purchased during 2007 were primarily agency obligations that were purchased to collateralize deposits.

        Mortgage-Backed Securities. Our mortgage-backed securities, all of which are recorded as available for sale, totaled $7.7 million at September 30, 2007, a decrease of $4.6 million, or 37.4%, compared to $12.3 million at December 31, 2006. The decrease in our mortgage-backed securities was the result of $4.6 million of principal payments received during the nine months ended September 30, 2007.

        Loans Receivable. Net loans totaled $3.0 billion at September 30, 2007, a decrease of $29.3 million, or 1.0%, compared to $3.1 billion at December 31, 2006. During the nine months ended September 30, 2007, we originated $1.2 billion of loans (exclusive of warehouse mortgage lines of credit) and purchased $328.5 million of loans. These increases were offset by $1.5 billion of principal repayments and $238.2 million of loan sales. The following table details the composition of our loan portfolio at the dates indicated:

(Dollars in thousands)	September 30, 2007	December 31, 2006	Increase (Decrease)	% Change
One-to-four family residential (1)	$327,442	$339,080	$(11,638)	(3.43)%
Second mortgage residential	99,478	120,510	(21,032)	(17.45)
Multi-family residential	110,698	148,922	(38,224)	(25.67)
Commercial real estate	367,753	396,620	(28,867)	(7.28)
Land and land development	514,779	494,887	19,892	4.02
Residential construction	592,317	780,991	(188,674)	(24.16)
Commercial construction	562,403	491,997	70,406	14.31
Agriculture - real estate	85,716	68,459	17,257	25.21
Business	241,025	220,669	20,356	9.23
Agriculture - operating	95,877	94,455	1,422	1.51
Warehouse mortgage lines of credit	75,752	112,645	(36,893)	(32.75)
Consumer	402,439	413,000	(10,561)	(2.56)

Total loans	3,475,679	3,682,235	(206,556)	(5.61)

Unamortized premiums, discounts
and deferred loan fees	9,034	5,602	3,432	61.26
Loans in process (2):
Land and land development	(115,977)	(122,640)	6,663	(5.43)
Residential construction	(170,535)	(283,394)	112,859	(39.82)
Commercial construction	(177,336)	(231,643)	54,307	(23.44)

Net loans	$3,020,865	$3,050,160	$(29,295)	(0.96)%

(1) Includes loans held for sale	$20,462	$19,285	$1,177	6.10%

(2) Loans in process represents the undisbursed portion of construction and land development loans.

        At September 30, 2007, the outstanding balance (net of loans in process) of our residential construction loans was $421.8 million, a decrease of $75.8 million, or 15.2%, compared to $497.6 million at December 31, 2006. The outstanding balance (net of loans in process) of our commercial construction loans was $385.1 million at September 30, 2007, an increase of $124.7 million, or 47.9%, compared to $260.4 million at December 31, 2006. The outstanding balance of our land and land development loans was $398.8 million at September 30, 2007, an increase of $26.6 million, or 7.1%, compared to $372.2 million at December 31, 2006.

        The decrease in net loans at September 30, 2007 was primarily attributable to loan payoffs and periodic payments. Additionally, lower demand, more stringent underwriting guidelines and various lending and other balance sheet restrictions imposed upon us by our Merger Agreement with CapitalSource have resulted in a decreased volume of residential real estate related loan originations. The decreased demand and tightened underwriting standards have resulted from declines in economic conditions in the housing and credit markets. Commercial construction loan origination volume has not been impacted to the same degree by the economic conditions affecting the residential housing markets.

        We do not currently originate, nor do we intend to acquire, sub-prime loans.

        Allowance for Loan Losses. Our allowance for loan losses increased $25.7 million, or 77.5%, to $58.8 million at September 30, 2007 compared to $33.1 million at December 31, 2006. During the nine months ended September 30, 2007 we recorded provisions for loan losses totaling $29.2 million and net charge-offs of $3.5 million. Our allowance for loan losses as a percentage of nonperforming loans was 75.04% at September 30, 2007 compared to 110.25% at December 31, 2006. Our ratio of the allowance for loan losses to net loans was 1.95% and 1.09% at September 30, 2007 and December 31, 2006, respectively.

        Our provision for loan losses for the three months ended September 30, 2007 was $17.5 million compared to $1.1 million for the three months ended September 30, 2006. At September 30, 2007, our allowance for loan losses had increased 77.5% to $58.8 million compared to $33.1 million at December 31, 2006. Included in the $58.8 million allowance for loan losses, we have established an allowance for loan losses of $21.8 million relating to impaired loans. Total impaired loans consist primarily of $47.5 million of residential construction loans, $8.0 million of land development loans and $4.1 million of commercial real estate loans of which $4.0 million of the impaired commercial real estate loans are performing. Actual losses are dependent upon future events and, as such, further changes to the level of allowance for loan losses may become necessary based on changes in economic conditions and other factors.

        At September 30, 2007, our nonperforming residential construction loans totaled $56.3 million of which $46.7 million were located in Florida. Approximately $45.1 million of our total nonperforming residential construction loans had been purchased from TransLand Financial Services, Inc. (“TransLand”), a Florida mortgage brokerage firm, with $38.9 million of these loans located in the Cape Coral area of Lee County, Florida.

        To limit our geographic loan concentration, we discontinued purchasing residential construction loans in the Cape Coral area from TransLand by December 31, 2005. We had total loan commitments in the Cape Coral area of $88.4 million, $100.6 million, $119.9 million and $144.9 million at September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006, respectively. Disbursed funds in the Cape Coral area totaled $57.7 million, $66.8 million, $72.9 million and $84.2 million at September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006, respectively.

        In the Cape Coral area, we had nonperforming residential construction loans totaling $38.9 million, $27.5 million, $19.5 million and $9.4 million at September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006, respectively. At September 30, 2007, loans 30-89 days delinquent totaled $6.0 million, compared to $8.9 million, $7.3 million and $8.8 million at June 30, 2007, March 31, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007 charge-offs in the Cape Coral area totaled $170,000. Charge-offs against existing reserves may increase in future periods.

        At September 30, 2007, we had classified $47.5 million of our total residential construction loans as impaired, of which $45.1 million relate to loans purchased from TransLand. We have established an allowance for loan losses related to the TransLand loans which have been classified as impaired of $17.4 million. At June 30, 2007, we had classified $28.4 million of our residential construction loans purchased from TransLand as impaired. The allowance for loan losses related to these loans at June 30, 2007 was $5.7 million.

        Subsequent to the filing of our June 30, 2007 Quarterly Report on Form 10-Q, we assumed servicing of all loans purchased from TransLand. This step has allowed us to directly contact each borrower and restructure terms for their loan where appropriate. To assist in the settlement and completion of these loans, we have implemented a plan dedicating a team of Bank loan officers, servicers and collection professionals whose responsibility is to be primarily focused on these loans. This team is working closely with individual borrowers, local builders, city officials, local real estate professionals and legal counsel in working toward completing homes under construction, renegotiating loan terms, servicing loans and pursuing legal and foreclosure remedies.

        During our due diligence process related to the transfer of residential construction loan servicing from TransLand to the Bank, alleged fraudulent servicing practices were discovered. The majority of the alleged fraud related to the withholding of loan payoff proceeds and periodic payments. A joint petition for involuntary Chapter 11 bankruptcy was filed on August 23, 2007 in the United States Bankruptcy Court for the Middle District of Florida by the Bank and two other financial institutions against TransLand. In addition to seeking recoveries from TransLand, the Bank is also insured up to $7.5 million against fraudulent activity by loan servicers. A $6.9 million receivable from TransLand associated with the alleged misappropriation of loan payoff proceeds and periodic payments due to the Bank was recorded as loans receivable at June 30, 2007. During the quarter ended September 30, 2007, the $6.9 million receivable increased to $12.2 million. The Company determined the recovery from its insurance carrier was probable and wrote-off $4.8 million of the receivable as a charge to other operating expense during the third quarter. A receivable of $7.4 million is now recorded as other assets on the Company’s Consolidated Statements of Financial Condition at September 30, 2007. Any future recoveries from TransLand beyond the insurance policy amount would be recorded as other operating income or a reduction of other operating expense depending upon the periods in which the funds are received. Management determined that the effect of the modification was not material in relation to the consolidated financial statements included in our June 30, 2007 Quarterly Report of Form 10-Q.

        Under the Merger Agreement, if the Cape Coral loans are valid, enforceable loans that satisfy certain documentation and lien perfection requirements and the loans have been solicited, originated, administered and serviced in accordance with the relevant loan documents, Bank underwriting standards and laws, then no deterioration or change (other than those attributable to externalities such as acts of God and or deterioration of political conditions, market conditions or interest rates that have a disproportionate adverse effect of the Cape Coral loans) in the Cape Coral loans will constitute a “Material Adverse Effect” under the Merger Agreement. As a result of the agreement provision and other factors, we believe that any deterioration or change in the Cape Coral loans that has occurred should not affect CapitalSource’s obligation to complete the Merger. See Part II, Item 1A., Risk Factors – “CapitalSource may attempt to terminate the Merger Agreement if it believes events have had, or are reasonably likely to have, a material adverse effect on our business, results of operations or financial condition.”

        FHLBank Topeka Stock. FHLBank Topeka (“FHLBank”) stock totaled $64.9 million at September 30, 2007, an increase of $2.9 million, or 4.7%, compared to $62.0 million at December 31, 2006. The increase was attributable to FHLBank dividends paid in stock received during the nine months ended September 30, 2007.

        Premises and Equipment. Premises and equipment decreased $1.3 million, or 3.3%, to $38.5 million at September 30, 2007 compared to $39.8 million at December 31, 2006. The decrease was attributable to $3.0 million of depreciation and amortization expense which was partially offset by $1.7 million in asset additions.

        Goodwill and Other Intangible Assets. Goodwill totaled $42.1 million at September 30, 2007, a decrease of $127,000, or 0.3%, compared to $42.2 million at December 31, 2006 and relates to the 2004 acquisition of United Nebraska Financial Co. (“UNFC”). The decline in goodwill is attributable to the realization of a $61,000 tax benefit related to the UNFC acquisition and a $66,000 adjustment resulting from the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48.

        Other Intangible Assets. Other intangible assets totaled $7.1 million at September 30, 2007, a decrease of $1.3 million, or 15.0%, compared to $8.4 million at December 31, 2006 and relates to the core deposit intangible assets recorded as a result of the UNFC acquisition and the Marine Bank transaction. The decrease was attributable to $1.3 million in amortization during the nine months ended September 30, 2007.

        Other Assets. Other assets increased $28.3 million, or 128.4%, to $50.3 million at September 30, 2007 compared to $22.0 million at December 31, 2006. Other assets consists primarily of prepaid expenses, miscellaneous receivables and other assets. The increase in other assets at September 30, 2007 is primarily attributable to a $13.3 million increase in deferred tax assets and a $7.4 million receivable which was reclassified to other assets from our loan portfolio. The increase in deferred tax assets was related to the increase in our allowance for loan losses and increased taxable income due to the accelerated recognition of deferred loan fees. At September 30, 2007, other assets includes a $7.5 million insurance receivable relating to TransLand, less a $100,000 insurance policy deductible, that was not included in other assets at December 31, 2006. At September 30, 2007, we had a $12.2 million receivable from TransLand associated with the alleged misappropriation of loan payoff proceeds and periodic payments. At September 30, 2007, we recorded a write-off totaling $4.8 million of the Transland receivable to other operating expense in the Consolidated Statements of Income. This amount represents the excess of the aggregate TransLand receivable over the amount of our insurance coverage. We believe that it is probable we will collect the proceeds on the insurance bond.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $3.2 billion at September 30, 2007, an increase of $101.7 million, or 3.3%, compared to $3.1 billion at December 31, 2006. We utilized increased deposits to reduce our FHLBank advances during the nine months ended September 30, 2007.

        Deposits. Deposits increased $302.5 million, or 14.7%, to $2.4 billion at September 30, 2007 compared to $2.1 billion at December 31, 2006.

(Dollars in thousands)	September 30, 2007	December 31, 2006	Increase (Decrease)	% Change
Noninterest-bearing checking	$150,071	$154,123	$(4,052)	(2.63)%
Savings	143,492	45,452	98,040	215.70
Interest-bearing checking	310,055	349,033	(38,978)	(11.17)
Money market	353,934	383,182	(29,248)	(7.63)
Time deposits	1,397,286	1,120,553	276,733	24.70

Total retail deposits	2,354,838	2,052,343	302,495	14.74
Brokered time deposits	--	--	--	--

Total deposits	$2,354,838	$2,052,343	$302,495	14.74%

        Our transaction accounts (checking, savings and money market) totaled $957.6 million at September 30, 2007, an increase of $25.8 million, or 2.8%, compared to $931.8 million at December 31, 2006. The increase in our savings accounts was attributable to a new savings account which was introduced during the three months ended September 30, 2007. The number of transaction accounts increased by 4,276 accounts, or 3.3%, to 132,876 accounts compared to 128,600 accounts at December 31, 2006. The weighted average interest rate of our transaction accounts was 2.03% at September 30, 2007 compared to 1.68% at December 31, 2006. The increase in our time deposits was primarily the result of marketing promotions throughout 2007. The weighted average interest rate of our time deposits was 5.07% at September 30, 2007 compared to 4.81% at December 31, 2006.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $767.3 million at September 30, 2007, a decrease of $195.1 million, or 20.3%, compared to $962.4 million at December 31, 2006. The decrease in FHLBank advances and other borrowings at September 30, 2007 was primarily attributable to the utilization of increased deposits to reduce our FHLBank advances. The weighted average interest rate on FHLBank advances executed during the nine months ended September 30, 2007 was 3.94%. The weighted average interest rate on FHLBank advances which matured or were called by the FHLBank during the nine months ended September 30, 2007 was 3.76%. We did not have an outstanding balance on our FHLBank line of credit at September 30, 2007 compared to an outstanding balance of $72.5 million at December 31, 2006. The weighted average interest rate on our FHLBank advances and other borrowings was 4.47% at September 30, 2007, an increase of seven basis points compared to 4.40% at December 31, 2006.

        Accrued Expenses and Other Liabilities. Our accrued expenses and other liabilities totaled $34.2 million at September 30, 2007, an increase of $4.9 million, or 16.6%, compared to $29.3 million at December 31, 2006. The primary items comprising accrued expenses and other liabilities are accrued taxes payable, deferred compensation agreements, loan servicing payments and other miscellaneous accrued expenses.

        Stockholders’ Equity. At September 30, 2007, stockholders’ equity totaled $363.1 million, an increase of $9.8 million, or 2.8%, compared to $353.3 million at December 31, 2006. The increase in stockholders’ equity primarily reflected net income of $6.0 million during the nine months ended September 30, 2007, $3.1 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”), $2.2 million related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”) and $1.3 million related to amortization of stock options under the 2003 Stock Option Plan (“SOP”). These increases were partially offset by $3.9 million in cash dividends paid to our stockholders. We paid cash dividends of $0.07 per share on March 31, 2007 to stockholders of record on March 15, 2007 and $0.08 per common share on June 29, 2007 and September 28, 2007 to stockholders of record on June 15, 2007 and September 14, 2007.

        On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to 1,828,581 shares of our outstanding common stock. There is no stated expiration date for this authorization. We repurchased 7,111 shares of our outstanding common stock to support employee benefit programs during the nine months ended September 30, 2007. We did not repurchase any shares of our outstanding common stock during the three months ended September 30, 2007. After accounting for earlier repurchases, at September 30, 2007, the total remaining common stock repurchase authority was 1,519,948 shares.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2007 and 2006

        Net Income (Loss). Net loss for the three months ended September 30, 2007 was $5.9 million, or $0.34 per diluted share ($0.35 per basic share), compared to net income of $11.5 million, or $0.67 per diluted share ($0.70 per basic share), for the three months ended September 30, 2006. Net income for the nine months ended September 30, 2007 was $6.0 million, or $0.35 per diluted share ($0.36 per basic share), compared to net income of $30.4 million, or $1.78 per diluted share ($1.85 per basic share), for the nine months ended September 30, 2006. The decrease in our net income for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 was primarily attributable to the increase in the provision for loan losses resulting from an increased level of nonperforming loans. Our net income for the three and nine months ended September 30, 2007 was also negatively affected by a $4.8 million receivable write-off.

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

        Net interest income, average interest rate spread and net interest margin for the three and nine months ended September 30, 2007 were negatively affected by the increased balance of our nonperforming loans as we do not recognize interest income on loans 90 days or more past due. We had nonperforming loans totaling $78.4 million and $19.9 million at September 30, 2007 and 2006, respectively.

        Net interest income before provision for loan losses totaled $29.3 million for the three months ended September 30, 2007, a decrease of $4.8 million, or 14.1%, compared to $34.1 million for the three months ended September 30, 2006. The decrease in net interest income was primarily attributable to a $286.1 million increase in the average balance of time deposits and an 80 basis point increase in the average interest rate paid on time deposits. For the nine months ended September 30, 2007, our net interest income totaled $91.2 million, a decrease of $3.5 million, or 3.7%, compared to $94.7 million for the nine months ended September 30, 2006. The decrease in net interest income was primarily attributable to a 106 basis point increase in the average rate paid on time deposits and an increase of $170.9 million in the average balance of time deposits. Our net interest income for the three and nine months ended September 30, 2006 was supplemented by a $2.7 million loan prepayment fee collected on a commercial real estate loan.

        Our average interest rate spread for the three months ended September 30, 2007 and 2006 was 3.14% and 4.03%, respectively. Our average interest rate spread was 3.33% for the nine months ended September 30, 2007 compared to 3.78% for the nine months ended September 30, 2006. The decrease in our average interest rate spread was attributable to an increase in the average rate paid on interest-bearing liabilities, primarily time deposits. Additionally, our average yield earned on loans receivable was negatively affected by the increased balance of our nonperforming loans.

        The average yield on interest-earning assets was 7.31% for the three months ended September 30, 2007, a 42 basis point decrease compared to 7.73% for the three months ended September 30, 2006. The decrease in the average yield earned on interest-earning assets was primarily related to a decrease in the average yield earned on loans receivable. Our average yield earned on loans receivable for the three months ended September 30, 2007 and 2006 was 7.49% and 7.90%, respectively. The average yield on interest-earning assets was 7.35% for the nine months ended September 30, 2007, an 18 basis point increase compared to 7.17% for the nine months ended September 30, 2006. The increase in the average yield earned on interest-earning assets for the nine months ended September 30, 2007 was primarily related to an increase in the average yield earned on loans receivable. Our average yield earned on loans receivable for the nine months ended September 30, 2007 and 2006 was 7.51% and 7.32%, respectively. This increase was primarily the result of our lending strategy to focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Our average rate paid on interest bearing liabilities was 4.17% for the three months ended September 30, 2007, an increase of 47 basis points compared to 3.70% for the three months ended September 30, 2006. Our average rate paid on interest bearing liabilities was 4.02% for the nine months ended September 30, 2007, an increase of 63 basis points compared to 3.39% for the nine months ended September 30, 2006. The increase in the average rate paid on interest-bearing liabilities was primarily the result of customers migrating to higher-yielding deposit products such as time deposits.

        Our net interest margin (net interest income (annualized) divided by average interest-earning assets) declined to 3.58% for the three months ended September 30, 2007 compared to 4.40% for the three months ended September 30, 2006. The decrease in our net interest margin was attributable to the increased balance of our nonperforming loans and the increased average interest rate on our interest-bearing liabilities, primarily time deposits.

        Our net interest margin was 3.76% for the nine months ended September 30, 2007 compared to 4.11% for the nine months ended September 30, 2006. The decrease in net interest margin was primarily attributable to the increased average interest rate on our interest-bearing liabilities, primarily time deposits. This decrease was partially offset by the increase in the average balance and average yield earned on loans receivable. Our net interest margin for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was negatively impacted by the increased balance of nonperforming loans.

        Excluding the receipt of the $2.7 million loan prepayment fee, our average interest rate spread would have been 3.69% and 3.67%, respectively, for the three and nine months ended September 30, 2006. Our net interest margin would have been 4.06% and 4.00%, respectively, for the three and nine months ended September 30, 2006 after excluding the loan prepayment fee.

        We anticipate that our average interest rate spread and net interest margin will further compress during the remainder of 2007 due to increased deposit interest costs and increasing levels of nonperforming loans.

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

	Three Months Ended September 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$72,901	$943	5.13%	$196	$3	5.22%
Investment securities (1)	208,198	2,903	5.58	173,854	2,270	5.22
Mortgage-backed securities (1)	8,372	90	4.30	15,216	154	4.05
Loans receivable (2)	2,987,998	55,969	7.49	2,915,168	57,562	7.90

Total interest-earning assets	3,277,469	59,905	7.31%	3,104,434	59,989	7.73%
Noninterest-earning assets	227,876			205,375

Total assets	$3,505,345			$3,309,809

Interest-bearing liabilities:
Interest-bearing checking accounts	$313,910	$883	1.13%	$348,943	$1,024	1.17%
Savings accounts	99,434	779	3.13	50,167	62	0.49
Money market accounts	371,780	2,852	3.07	404,707	2,997	2.96
Time deposits	1,361,650	17,314	5.09	1,075,525	11,531	4.29

Total interest-bearing deposits	2,146,774	21,828	4.07	1,879,342	15,614	3.32
FHLBank Topeka advances and
other borrowings	785,350	8,761	4.46	918,183	10,234	4.46

Total interest-bearing liabilities	2,932,124	30,589	4.17%	2,797,525	25,848	3.70%
Noninterest-bearing accounts	137,703			118,654
Other liabilities	63,713			57,393

Total liabilities	3,133,540			2,973,572
Stockholders’ equity	371,805			336,237

Total liabilities and stockholders’ equity	$3,505,345			$3,309,809

Net interest-earning assets	$345,345			$306,909
Net interest income; average
interest rate spread		$29,316	3.14%		$34,141	4.03%
Net interest margin (3)			3.58%			4.40%
Average interest-earning assets to average
interest-bearing liabilities			111.78%			110.97%

(1) Includes securities available for sale and held to maturity. Investment securities also include FHLBank Topeka stock.
(2) Includes nonperforming loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.
(3) Equals net interest income (annualized) divided by average interest-earning assets.

	Nine Months Ended September 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$34,355	$1,329	5.18%	$2,425	$79	4.34%
Investment securities (1)	194,971	7,966	5.45	165,612	6,083	4.90
Mortgage-backed securities (1)	9,986	311	4.15	17,139	518	4.03
Loans receivable (2)	2,993,346	168,505	7.51	2,883,940	158,333	7.32

Total interest-earning assets	3,232,658	178,111	7.35%	3,069,116	165,013	7.17%
Noninterest-earning assets	217,777			203,920

Total assets	$3,450,435			$3,273,036

Interest-bearing liabilities:
Interest-bearing checking accounts	$331,141	$2,807	1.13%	$367,387	$3,151	1.14%
Savings accounts	63,492	885	1.86	53,395	206	0.51
Money market accounts	394,914	9,032	3.05	395,792	8,194	2.76
Time deposits	1,246,388	46,363	4.96	1,075,444	31,472	3.90

Total interest-bearing deposits	2,035,935	59,087	3.87	1,892,018	43,023	3.03
FHLBank Topeka advances and
other borrowings	849,218	27,829	4.37	877,945	27,309	4.15

Total interest-bearing liabilities	2,885,153	86,916	4.02%	2,769,963	70,332	3.39%
Noninterest-bearing accounts	134,155			118,116
Other liabilities	64,922			59,974

Total liabilities	3,084,230			2,948,053
Stockholders’ equity	366,205			324,983

Total liabilities and stockholders’ equity	$3,450,435			$3,273,036

Net interest-earning assets	$347,505			$299,153
Net interest income; average
interest rate spread		$91,195	3.33%		$94,681	3.78%
Net interest margin (3)			3.76%			4.11%
Average interest-earning assets to average
interest-bearing liabilities			112.04%			110.80%

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

	Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006			Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Federal funds sold	$--	$940	$940	$18	$1,232	$1,250
Investment securities	163	470	633	730	1,153	1,883
Mortgage-backed securities	9	(73)	(64)	15	(222)	(207)
Loans receivable (1)	(3,017)	1,424	(1,593)	4,133	6,039	10,172

Total interest income	(2,845)	2,761	(84)	4,896	8,202	13,098

Interest expense:
Interest-bearing
checking accounts	(36)	(105)	(141)	(28)	(316)	(344)
Savings accounts	607	110	717	633	46	679
Money market accounts	107	(252)	(145)	856	(18)	838
Time deposits	2,383	3,400	5,783	9,396	5,495	14,891

Total interest expense
on deposits	3,061	3,153	6,214	10,857	5,207	16,064
FHLBank Topeka advances and
other borrowings	--	(1,473)	(1,473)	1,427	(907)	520

Total interest expense	3,061	1,680	4,741	12,284	4,300	16,584

Net change in net interest income	$(5,906)	$1,081	$(4,825)	$(7,388)	$3,902	$(3,486)

(1) Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.

        Interest Income. Our total interest income for the three months ended September 30, 2007 was $59.9 million, a decrease of $84,000, or 0.1%, compared to $60.0 million for the three months ended September 30, 2006. Interest income on loans receivable totaled $56.0 million for the three months ended September 30, 2007, a decrease of $1.6 million, or 2.8%, compared to $57.6 million for the three months ended September 30, 2006. The average balance of loans receivable increased $72.8 million, or 2.5%, to $3.0 billion for the three months ended September 30, 2007 compared to $2.9 billion for the three months ended September 30, 2006. The average yield earned on loans receivable declined to 7.49% for the three months ended September 30, 2007 compared to 7.90% for the three months ended September 30, 2006.

        The decrease in interest income for the three months ended September 30, 2007 compared to the same period one year ago was primarily attributable to the 41 basis point decline in the average yield earned on loans receivable. Additionally, interest income on loans receivable was negatively affected by an increased balance of nonperforming loans as we do not recognize interest income on loans 90 days or more past due. At September 30, 2007 our nonperforming loans totaled $78.4 million, an increase of $58.5 million, or 294.1%, compared to $19.9 million at September 30, 2006.

        For the nine months ended September 30, 2007 our total interest income was $178.1 million, an increase of $13.1 million, or 7.9%, compared to $165.0 million for the nine months ended September 30, 2006. Interest income on loans receivable totaled $168.5 million for the nine months ended September, 30, 2007, an increase of $10.2 million, or 6.4%, compared to $158.3 million for the nine months ended September 30, 2006. The average balance of loans receivable totaled $3.0 billion for the nine months ended September 30, 2007, an increase of $109.4 million, or 3.8%, compared to $2.9 billion for the nine months ended September 30, 2006. The average yield earned on the loan portfolio was 7.51% and 7.32% for the nine months ended September 30, 2007 and 2006, respectively.

        The increase in total interest income for the nine months ended September 30, 2007 was primarily attributable to an increase in interest income on loans receivable. The increase in interest income on loans receivable was primarily attributable to an increase in the average balance of loans receivable and to a lesser extent an increase in the average yield earned on loans receivable. The increase in the average yield earned on and average balance of loans receivable was primarily the result of our lending strategy to focus on and sustain our holdings of loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. The increases in the average balance and average yield earned on loans receivable were partially offset by the increased balance of nonperforming loans.

        Interest Expense. Our total interest expense for the three months ended September 30, 2007 was $30.6 million, an increase of $4.7 million, or 18.3%, compared to $25.8 million for the three months ended September 30, 2006. Interest expense on deposits totaled $21.8 million for the three months ended September 30, 2007, an increase of $6.2 million, or 39.8%, compared to $15.6 million for the three months ended September 30, 2006. Interest expense on FHLBank advances and other borrowings declined $1.5 million, or 14.4%, to $8.8 million for the three months ended September 30, 2007 compared to $10.2 million for the three months ended September 30, 2006. The average rate paid on interest-bearing deposits was 4.07% and 3.32% for the three months ended September 30, 2007 and 2006, respectively. The average rate paid on FHLBank advances and other borrowings was 4.46% for each of the three month periods ended September 30, 2007 and 2006. Additionally, the average balance of our interest-bearing liabilities totaled $2.9 billion for the three months ended September 30, 2007, an increase of $134.6 million, or 4.8%, compared to $2.8 billion for the three months ended September 30, 2006. The average balance of our interest-bearing deposits increased $267.4 million, or 14.2%, to $2.1 billion for the three months ended September 30, 2007 compared to $1.9 billion for the three months ended September 30, 2006. The average balance of our FHLBank advances and other borrowings totaled $785.4 million for the three months ended September 30, 2007, a decrease of $132.8 million, or 14.5%, compared to $918.2 million for the three months ended September 30, 2006.

        Our total interest expense for the nine months ended September 30, 2007 was $86.9 million, an increase of $16.6 million, or 23.6%, compared to $70.3 million for the nine months ended September 30, 2006. Interest expense on deposits totaled $59.1 million for the nine months ended September 30, 2007, an increase of $16.1 million, or 37.3%, compared to $43.0 million for the nine months ended September 30, 2006. Interest expense on FHLBank advance and other borrowings increased $520,000, or 1.9%, to $27.8 million for the nine months ended September 30, 2007 compared to $27.3 million for the nine months ended September 30, 2006. The average rate paid on interest-bearing deposits was 3.87% and 3.03% for the nine months ended September 30, 2007 and 2006, respectively. The average rate paid on FHLBank advances and other borrowings increased to 4.37% for the nine months ended September 30, 2007 compared to 4.15% for the nine months ended September 30, 2006. Additionally, the average balance of our interest-bearing liabilities totaled $2.9 billion for the nine months ended September 30, 2007, an increase of $115.2 million, or 4.2%, compared to $2.8 billion for the nine months ended September 30, 2006. The average balance of our interest-bearing deposits increased $143.9 million, or 7.6%, to $2.0 billion for the nine months ended September 30, 2007 compared to $1.9 billion for the nine months ended September 30, 2006. The average balance of our FHLBank advances and other borrowings totaled $849.2 million for the nine months ended September 30, 2007, a decrease of $28.7 million, or 3.3%, compared to $877.9 million for the nine months ended September 30, 2006.

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

        We recorded a provision for loan losses of $17.5 million for the three months ended September 30, 2007 compared to $1.1 million for the three months ended September 30, 2006, an increase of $16.3 million. For the nine months ended September 30, 2007 our provision for loan losses totaled $29.2 million, an increase of $24.9 million, compared to $4.3 million for the nine months ended September 30, 2006. The increase in our provision for loan losses for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was primarily attributable to the increase in our nonperforming residential construction loans. At September 30, 2007 our nonperforming residential construction loans totaled $56.3 million, an increase of $46.3 million, or 462.4%, compared to $10.0 million at September 30, 2006. Our focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity also subjects us to a potentially higher degree of credit risk. Our loan delinquency rate (30 or more days delinquent) at September 30, 2007 as a percentage of net loans (before allowance for loan losses) was 4.23% compared to 1.89% at December 31, 2006 and 1.72% at September 30, 2006. Our level of nonperforming loans and loan delinquencies may continue to increase.

        During the three months ended September 30, 2007 and 2006, we charged-off, net of recoveries, $1.9 million and $948,000, respectively. For the nine months ended September 30, 2007 and 2006, we charged-off, net of recoveries, $3.5 million and $2.8 million, respectively. Charge-offs, net of recoveries, during the nine months ended September 30, 2007 consisted primarily of $1.6 million of business loans, $1.4 million of consumer loans and $670,000 of residential construction loans. Our charge-offs, net of recoveries, as a percentage of average loans outstanding were 0.16% and 0.13% for the nine months ended September 30, 2007 and 2006, respectively. Our strategy of focusing on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity subjects us to an increased level of credit risk which has resulted in an increased amount of nonperforming loans, loan delinquencies and charge-offs. Our volume of loan charge-offs may continue to increase in future periods.

        Noninterest Income. Noninterest income for the three months ended September 30, 2007 was $7.5 million, an increase of $595,000, or 8.6%, compared to $6.9 million for the three months ended September 30, 2006.

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Deposit account fees and service charges	$4,042	$3,933	$109	2.77%
Debit card fees	871	702	169	24.07
Lending fees and service charges	851	796	55	6.91
Commissions and management fee income	1,157	856	301	35.16
Loss from real estate operations, net	(191)	(55)	(136)	247.27
Net gain (loss) on sales of:
Loans held for sale	374	396	(22)	(5.56)
Real estate owned	147	(2)	149	(7,450.00)
Other operating income	273	303	(30)	(9.90)

Total noninterest income	$7,524	$6,929	$595	8.59%

        Noninterest income for the nine months ended September 30, 2007 was $21.9 million, an increase of $1.3 million, or 6.4%, compared to $20.5 million for the nine months ended September 30, 2006.

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Deposit account fees and service charges	$11,586	$11,082	$504	4.55%
Debit card fees	2,492	2,003	489	24.41
Lending fees and service charges	2,305	2,480	(175)	(7.06)
Commissions and management fee income	3,358	2,706	652	24.09
Loss from real estate operations, net	(470)	(120)	(350)	291.67
Net gain (loss) on sales of:
Investment securities	--	21	(21)	(100.00)
Loans held for sale	1,936	1,566	370	23.63
Real estate owned	(185)	(66)	(119)	180.30
Other operating income	830	858	(28)	(3.26)

Total noninterest income	$21,852	$20,530	$1,322	6.44%

        Growth in noninterest income during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was primarily attributable to increases in commissions and management fee income. These increases were primarily attributable to fees collected by TierOne Financial, a subsidiary that administers the sale of securities and insurance products. The increase in deposit account and debit card fees was largely due to an increase in the number of transaction accounts and in the volume of activity.

        Noninterest Expense. Our noninterest expense increased by $6.6 million, or 31.0%, to $27.7 million for the three months ended September 30, 2007 compared to $21.1 million for the three months ended September 30, 2006.

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Employee compensation	$8,935	$8,202	$733	8.94%
Employee benefits	1,433	1,363	70	5.14
Payroll taxes	611	583	28	4.80
Management Recognition and Retention Plan	726	726	--	--
Employee Stock Ownership Plan	885	1,232	(347)	(28.17)
2003 Stock Option Plan	420	420	--	--
Occupancy, net	2,409	2,311	98	4.24
Data processing	610	547	63	11.52
Advertising	1,525	1,177	348	29.57
Core deposit intangible asset amortization	410	442	(32)	(7.24)
Professional services	826	272	554	203.68
TransLand receivable write-off	4,767	--	4,767	N/A
Other	4,105	3,836	269	7.01

Total noninterest expense	$27,662	$21,111	$6,551	31.03%

        Our noninterest expense increased by $10.5 million, or 17.1%, to $72.0 million for the nine months ended September 30, 2007 compared to $61.4 million for the nine months ended September 30, 2006.

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Employee compensation	$26,431	$23,421	$3,010	12.85%
Employee benefits	4,290	3,919	371	9.47
Payroll taxes	2,206	2,079	127	6.11
Management Recognition and Retention Plan	2,178	2,178	--	--
Employee Stock Ownership Plan	2,940	3,611	(671)	(18.58)
2003 Stock Option Plan	1,261	1,261	--	--
Occupancy, net	7,213	6,685	528	7.90
Data processing	1,807	1,648	159	9.65
Advertising	3,790	3,638	152	4.18
Core deposit intangible asset amortization	1,257	1,329	(72)	(5.42)
Professional services	2,278	608	1,670	274.67
TransLand receivable write-off	4,767	--	4,767	N/A
Other	11,556	11,071	485	4.38

Total noninterest expense	$71,974	$61,448	$10,526	17.13%

        The increase in noninterest expense during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was primarily attributable to the Transland receivable write-off, increases in employee compensation, employee benefits, payroll taxes and professional services. During the three months ended September 30, 2007, we recorded a charge to other operating expense of $4.8 million to write-off the uninsured portion of a $12.2 million receivable from Transland that relates to alleged misappropriation of loan payoff proceeds and periodic payments due to us. We believe that it is probable we will collect the proceeds of the insurance bond we have to protect us against fraudulent activity by loan servicers. The increase in employee compensation, employee benefits and payroll taxes resulted from personnel growth and annual salary increases. At September 30, 2007 and 2006, we had 858 and 832 full-time equivalent employees, respectively. We had 850 full-time equivalent employees at December 31, 2006. The increase in professional services expense for the three and nine months ended September 30, 2007 was primarily related to consulting, legal and accounting services associated with the Merger Agreement.

        Income Tax Expense. Our income tax expense decreased by $9.7 million, or 133.2%, for an income tax benefit of $2.4 million for the three months ended September 30, 2007 compared to income tax expense of $7.3 million for the three months ended September 30, 2006. Our income tax expense decreased by $13.1 million, or 68.9%, to $5.9 million for the nine months ended September 30, 2007 compared to $19.0 million for the nine months ended September 30, 2006. The decrease in income tax expense for the three and nine months ended September 30, 2007 compared to the same periods in 2006 was primarily due to a decrease in net income resulting from increased provisions for loan losses. The effective income tax benefit rate for the three months ended September 30, 2007 was 29.2% compared to an effective income tax rate of 38.8% for the three months ended September 30, 2006. Our effective income tax rate for the nine months ended September 30, 2007 was 49.9% compared to 38.5% for the nine months ended September 30, 2006. The decrease in the effective tax rate for the three months ended September 30, 2007 and the increase in our effective income tax rate for the nine months ended September 30, 2007 were primarily attributable to the impact of permanent tax items in relation to our net income (loss). Nondeductible expenses related to the Merger Agreement were $516,000 and $1.5 million for the three and nine months ended September 30, 2007, respectively.

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

        During the nine months ended September 30, 2007, net cash provided by operating activities was $13.9 million. Net cash used in investing activities during the nine months ended September 30, 2007 was $12.4 million and primarily related to the purchase of available for sale investment securities partially offset by cash inflows from matured investment securities and a decrease in loans receivable. Net cash provided by financing activities was $94.3 million for the nine months ended September 30, 2007 and consisted primarily of cash inflows from deposits partially offset by cash outflows related to the repayment of FHLBank advances (including line of credit) and cash dividends paid on our common stock.

        Deposits, particularly core deposits, provide a more preferable source of funding than FHLBank advances and other borrowings. However, to the extent that competitive or market factors do not allow us to meet our funding needs with deposits alone, FHLBank advances and other borrowings provide a readily available alternative source of liquidity. Deposits increased $302.5 million, or 14.7%, to $2.4 billion at September 30, 2007 compared to $2.1 billion at December 31, 2006. The increase in deposits during the nine months ended September 30, 2007 was used to reduce our FHLBank advances. In addition, due to a decreased volume of lending activity we had $182.6 million of cash and cash equivalents at September 30, 2007, an increase of $95.8 million, or 110.3%, compared to $86.8 million at December 31, 2006. At September 30, 2007, we had time deposits maturing within the next 12 months amounting to $1.3 billion. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be renewed with us.

        In addition to cash flows generated by loan and securities payments and prepayments, we have additional borrowing capacity to fund our asset growth. The average balance of our FHLBank advances and other borrowings was $849.2 million for the nine months ended September 30, 2007 compared to $877.9 million for the nine months ended September 30, 2006. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to blanket collateral agreements with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for our FHLBank advances.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2007, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at September 30, 2007	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
FHLBank Topeka advances
and other borrowings	$767,303	$52,062	$80,212	$40,000	$595,029
Recourse obligations on assets	18,554	18,554	--	--	--
Annual rental commitments under non-
cancellable operating leases	3,940	1,018	1,402	494	1,026

Total contractual obligations (1)	789,797	71,634	81,614	40,494	596,055

Lending commitments:
Commitments to originate loans	136,278	136,278	--	--	--
Commitments to sell loans	(59,816)	(59,816)	--	--	--
Commitments to purchase loans	33,696	33,696	--	--	--
Loans in process (2)	463,848	247,579	216,269	--	--
Standby letters of credit	2,745	2,745	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	298,748	298,748	--	--	--
Business loans	259,943	259,943	--	--	--
Consumer loans	133,390	133,390	--	--	--

Total lending commitments and
unused lines of credit	1,268,832	1,052,563	216,269	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$2,058,629	$1,124,197	$297,883	$40,494	$596,055

(1) Unrealized tax benefits of $4.6 million, associated with FIN 48, are not included in the above table as the timing and resolution of these unrealized benefits cannot be reasonably estimated at this time.
(2) Loans in process represents the undisbursed portion of construction and land development loans.

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At September 30, 2007, the maximum total dollar amount of such recourse was approximately $18.6 million. Based on historical experience, at September 30, 2007, we had established a liability of $733,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, special purpose entities.

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

        Quantitative measures that have been established by regulation to ensure capital adequacy require that we maintain minimum capital amounts and ratios (as set forth in the following table). Our primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that we maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. As of September 30, 2007, we exceed all capital requirements to which we are subject.

        At September 30, 2007 and December 31, 2006, the most recent notifications from the OTS categorized the Bank as “well capitalized” under the regulatory framework. There are no conditions or events since these notifications that we believe have changed the Bank’s category. The actual capital amounts and ratios at September 30, 2007 and December 31, 2006 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2007:
Total risk-based capital
(to risk-weighted assets)	$383,226	12.2%	$250,684	8.0%	$313,354	10.0%
Tier 1 capital (to adjusted
tangible assets)	343,814	9.9	139,670	4.0	174,588	5.0
Tangible capital (to
tangible assets)	343,814	9.9	52,376	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	343,814	11.0	125,342	4.0	188,013	6.0
At December 31, 2006:
Total risk-based capital
(to risk-weighted assets)	$360,445	11.8%	$245,122	8.0%	$306,402	10.0%
Tier 1 capital (to adjusted
tangible assets)	327,316	9.7	135,193	4.0	168,992	5.0
Tangible capital (to
tangible assets)	327,316	9.7	50,697	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	327,316	10.7	122,561	4.0	183,841	6.0

Selected Financial Data

(Dollars in thousands, except per share data)	At September 30, 2007	At June 30, 2007	At March 31, 2007	At December 31, 2006
SELECTED FINANCIAL CONDITION DATA:
Cash and cash equivalents	$182,555	$79,653	$84,178	$86,808
Investment securities	149,826	136,258	121,321	105,090
Net loans after allowance for loan losses	2,962,072	3,049,798	3,010,944	3,017,031
Goodwill	42,101	42,162	42,162	42,228
Total assets	3,542,677	3,495,182	3,441,261	3,431,169
Deposits	2,354,838	2,242,202	2,150,753	2,052,343
FHLBank Topeka advances and other borrowings	767,303	815,024	864,317	962,376
Stockholders’ equity	363,077	367,999	364,420	353,283

	For the Three Months Ended
	September 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006
SELECTED STATEMENT OF CONDITION DATA:
Total interest income	$59,905	$59,541	$58,665	$58,874
Total interest expense	30,589	28,857	27,470	27,687

Net interest income	29,316	30,684	31,195	31,187
Provision for loan losses	17,483	10,233	1,468	1,763

Net interest income after provision
for loan losses	11,833	20,451	29,727	29,424

Total noninterest income	7,524	7,324	7,004	8,554
Total noninterest expense	27,662	22,813	21,499	20,321

Income (loss) before income taxes	(8,305)	4,962	15,232	17,657
Income tax expense (benefit)	(2,425)	2,503	5,854	6,768

Net income (loss)	$(5,880)	$2,459	$9,378	$10,889

Net income (loss) per common share, basic	$(0.35)	$0.15	$0.56	$0.66
Net income (loss) per common share, diluted	$(0.34)	$0.14	$0.55	$0.63
Dividends declared per common share	$0.08	$0.08	$0.07	$0.07

SELECTED OPERATING RATIOS:
Average yield on interest-earning assets	7.31%	7.35%	7.38%	7.47%
Average rate on interest-bearing liabilities	4.17%	3.99%	3.88%	3.91%
Average interest rate spread	3.14%	3.36%	3.50%	3.56%
Net interest margin	3.58%	3.79%	3.93%	3.96%
Average interest-earning assets to
average interest-bearing liabilities	111.78%	112.15%	112.22%	111.39%
Net interest income after provision for
loan losses to noninterest expense	42.78%	89.65%	138.27%	144.80%
Total noninterest expense to average assets	3.16%	2.64%	2.54%	2.42%
Efficiency ratio (1)	73.97%	58.91%	55.17%	50.07%
Return on average assets	-0.67%	0.28%	1.11%	1.30%
Return on average equity	-6.33%	2.67%	10.49%	12.48%
Average equity to average assets	10.61%	10.68%	10.55%	10.38%
Return on tangible equity (2)	-7.23%	3.05%	12.08%	14.45%

SELECTED ASSET QUALITY RATIOS:
Nonperforming loans as a percentage of net loans	2.59%	1.76%	1.32%	0.99%
Nonperforming assets as a percentage of total assets	2.41%	1.71%	1.36%	1.03%
Allowance for loan losses as a percentage of net loans	1.95%	1.40%	1.11%	1.09%

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

        Except for litigation relating to certain goodwill claims against the United States (“U.S.”) and a court action filed by the Bank and two other financial institutions against a Florida-based mortgage broker, both of which are described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our consolidated financial statements.

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

        All briefs on appeal have been filed with the Court of Appeals and oral argument of the appeal is scheduled to be heard on November 8, 2007. There can be no assurance as to the type or amount of damages, if any, that we may recover or the timing, if we are successful, for receipt by us of any damages from the U.S.

        A joint petition for involuntary Chapter 11 bankruptcy was filed on August 23, 2007 in the United States Bankruptcy Court for the Middle District of Florida by the Bank and two other financial institutions against TransLand Financial Services, Inc. (“TransLand”), a mortgage brokerage firm headquartered in Maitland, Florida. The petition cites TransLand for alleged failure to remit loan payoffs and periodic payments to the Bank involving approximately $12.9 million of residential loans. On October 8, 2007 a court-appointed examiner furnished a detailed report documenting the alleged fraudulent activity. The Bank has notified its insurance carrier of a claim against a bond insuring the Bank for up to $7.5 million against fraudulent losses by loan servicers. The Bank believes that it is probable it will collect the proceeds on the insurance bond. A hearing on the Chapter 11 bankruptcy filing is scheduled for November 29, 2007.

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

        If the Merger is completed, the holders of each share of Company common stock owned prior to the closing of the Merger will be entitled to receive for each such share:

•	$6.80 in cash; plus
•	0.675 shares of CapitalSource common stock; plus
•	If the ten-day average closing price of CapitalSource common stock prior to the closing of the merger is:
a)	less than or equal to $25.1852, then 0.405 shares of CapitalSource common stock; or
b)	greater than $25.1852, then TierOne Corporation stockholders can elect to receive either $10.20 in cash or $10.20 of CapitalSource common stock.

Under the Merger Agreement, the stated maximum amount of CapitalSource stock that a Company stockholder may receive is 1.08 shares. To the extent the merger consideration is paid in CapitalSource shares, any change in the market price of CapitalSource common stock prior to completion of the Merger will affect the value of the merger consideration that our stockholders will receive upon completion of the Merger. Because of this market risk, at the time of our special meeting and prior to the election deadline, our stockholders will not know or be able to calculate the number or the value of the shares of CapitalSource common stock they will receive upon completion of the Merger. We are not permitted to resolicit the vote of our stockholders solely because of changes in the market price of CapitalSource common stock. Accordingly, the specific dollar value of CapitalSource common stock a stockholder will receive will depend on the market value of CapitalSource common stock at the time the Merger is completed and may decrease from the date the stockholder submits proxy/voting instructions or makes an election as to the third component of the merger consideration. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the Company’s or CapitalSource’s respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our control. Our stockholders should obtain current market quotations for shares of CapitalSource common stock and for shares of our common stock.

CapitalSource may attempt to terminate the Merger Agreement if it believes events have had, or are reasonably likely to have, a material adverse effect on our business, results of operations or financial condition.

        Our Board of Directors does not believe that any events have occurred that have had, or are reasonably likely to have, a material adverse effect on our business, results of operations or financial condition, as defined in the Merger Agreement. In particular, our Board of Directors believes that neither the filing of a joint petition for involuntary Chapter 11 bankruptcy on August 23, 2007 in the United States Bankruptcy Court for the Middle District of Florida by the Bank and two other financial institutions against TransLand Financial Services, Inc., a mortgage brokerage firm headquartered in Maitland, Florida, nor TransLand’s alleged failure to remit loan payoff proceeds and periodic payments to the Bank involving approximately $12.2 million of residential construction loans constitutes such a material adverse effect. In addition to seeking recoveries from TransLand, we are also insured up to $7.5 million against fraudulent activity by loan servicers. We have notified our insurance carrier of the potential claim. We have requested that CapitalSource confirm in writing that it agrees that the TransLand matter does not constitute a material adverse effect with respect to us. CapitalSource has not provided such confirmation.

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

        In addition, CapitalSource has informed us that it intends to seek approval from the Board of Governors of the Federal Reserve System, with the concurrence of the Office of Thrift Supervision, to transfer and/or sell to the Bank certain of CapitalSource’s existing loan assets in connection with the completion of the Merger. If the Federal Reserve or the Office of Thrift Supervision do not approve these asset sales, or impose requirements, limitations or conditions on their approvals, then the anticipated benefits of the Merger to the combined company may be reduced.

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

CapitalSource can terminate the Merger Agreement if:

•	CapitalSource enters into an agreement with a third party providing for that third party’s acquisition of CapitalSource, and CapitalSource pays a reverse termination fee of $40 million; or

•	The ten-day average closing price of CapitalSource common stock on the date on which the last required government approval is obtained is less than $20.00, and CapitalSource pays the reverse termination fee of $40 million.

If CapitalSource terminates the Merger Agreement under these circumstances, then the Merger will not be completed. We currently expect that the last required government approval of the Merger may be obtained either in the fourth quarter of 2007 or the first quarter of 2008.

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

        We entered into the Merger Agreement with the expectation that the Merger will result in significant benefits for both companies. Achieving the benefits of the Merger will depend in part on integrating the operations and personnel of the two companies in a timely and efficient manner to minimize the risk that the Merger will result in the loss of customers or key employees or the diversion of management’s attention from other important issues. This integration may or may not be successful. We cannot offer any assurances that we and CapitalSource can successfully integrate or realize any of the anticipated benefits.

        Challenges to the parties’ ability to realize the anticipated benefits may be heightened if our exposure to credit risks, particularly in connection with our exposure to residential construction loans, including those in Cape Coral, Florida, are greater than expected, which may require us or CapitalSource to increase our allowance for loan losses or charge-off loans beyond expected levels before or after completion of the Merger. Further, our financial accounting systems and controls relating to our underwriting and portfolio management processes may need to be enhanced to track CapitalSource’s existing systems and controls. Enhancing these controls could be costly.

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

        Stock price changes may result from a variety of factors, including general market and economic conditions; changes in CapitalSource’s businesses, operations and prospects; and regulatory considerations. Many of these factors are beyond CapitalSource’s control. The market price of CapitalSource common stock may decline as a result of the Merger if:

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

TIERONE CORPORATION
Date: November 5, 2007	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: November 5, 2007	By:/s/ Eugene B. Witkowicz
x	Eugene B. Witkowicz
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

No.	Exhibits

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002