Form 10-K
period 2007-12-31
TIERONE CORP
filed 2008-03-11
CIK 1170605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007

or

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from __________ to __________.

Commission File Number 005-78774

TierOne Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	04-3638672
(State of Incorporation)	(I.R.S. Employer Identification Number)

Registrant’s Address of Principal Executive Offices: 1235 N Street, Lincoln, Nebraska 68508
Registrant’s Telephone Number, including area code: (402) 475-0521
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class —Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes |X| No |_|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|      Accelerated filer |X|      Non-accelerated filer |_|      Smaller reporting company |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $543,431,480 as of June 30, 2007. As of March 10, 2008 there were 18,059,946 issued and outstanding shares of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders are expected to be incorporated by reference in Part III, Items 10, 11, 12, 13 and 14. In the event that such Proxy Statement is not filed on or prior to 120 days after the Registrant’s fiscal year end (April 29, 2008), the Annual Report on Form 10-K will be amended to include the information required in Part III, Items 10, 11, 12, 13 and 14.

TierOne Corporation

Form 10-K Index

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Statements contained in this Annual Report on Form 10-K which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. In addition to the risk factors described in Item 1A. of this Annual Report on Form 10-K, factors that could result in material variations include, but are not limited to:

•	General economic conditions and trends, either nationally or in some or all of the areas in which we and our customers conduct our businesses;

•	Changes in interest rates or other competitive factors which could affect net interest margins, net interest income and noninterest income;

•	Changes in deposit flows, and in the demand for deposits, loans, investment products and other financial services in the markets we serve;

•	Changes in the quality or composition of our loan portfolios;

•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolios;

•	Changes in the financial or operating performance of our customers’ businesses;

•	Borrower bankruptcies, claims and assessments;

•	Our timely development of new lines of business and competitive products or services within our existing lines of business in a changing environment, and the acceptance of such products or services by our customers;

•	Any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit operations, lending or other systems;

•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;

•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	Changes in accounting policies or procedures as may be required by various regulatory agencies;

•	Changes in consumer spending and saving habits;

•	Unanticipated issues relating to the recovery of insurance proceeds for claims arising out of our prior relationship with TransLand Financial Services, Inc;

•	Conditions precedent to our proposed merger with a subsidiary of CapitalSource Inc. may not be satisfied or the merger agreement may be terminated pursuant to its terms;

•	Disruption from our proposed merger with a subsidiary of CapitalSource Inc. may make it more difficult to maintain customer relationships;

•	The required regulatory approvals for our proposed merger with a subsidiary of CapitalSource Inc. may not be obtained or if obtained may not be on the terms anticipated by, or acceptable to, the parties;

•	The outcome of pending or threatened litigation, or of other matters before regulatory agencies, or of matters resulting from regulatory exams, whether currently existing or commencing in the future; and

•	Other factors discussed in documents we may file with the Securities and Exchange Commission from time to time.

        These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation, and disclaim any obligation, to update information contained in this Annual Report on Form 10-K, including these forward-looking statements, to reflect events or circumstances that occur after the date of the filing of this Annual Report on Form 10-K.

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

        Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income (loss) is also affected by our provision for loan losses, noninterest income, noninterest expense and income tax expense (benefit). Noninterest income generally includes fees and service charges, debit card fees, net income (loss) from real estate operations, net gain on sales of investment securities, loans held for sale and real estate owned and other operating income. Noninterest expense consists of salaries and employee benefits, occupancy, data processing, advertising and other operating expense. Our earnings are significantly affected by general economic and competitive conditions; particularly changes in market interest rates and U.S. Treasury yield curves, governmental policies and actions of regulatory authorities.

United Nebraska Financial Co. Acquisition

        On August 27, 2004, we acquired all of the issued and outstanding capital stock of United Nebraska Financial Co. (“UNFC”), the holding company of United Nebraska Bank (“UNB”), headquartered in Grand Island, Nebraska. The purchase price of the acquisition was approximately $97.3 million. UNB had assets in excess of $500 million and 16 banking offices located in Nebraska.

Sale / Purchase of Branches and Deposits

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

Proposed Merger with CapitalSource Inc.

        On May 17, 2007, the Company, CapitalSource Inc. (“CapitalSource”) and CapitalSource TRS Inc. (“CapitalSource TRS”) entered into and announced an Agreement and Plan of Merger (“Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to conditions set forth in the Merger Agreement, the Company will merge with and into CapitalSource TRS (“Merger”), with CapitalSource TRS continuing as the surviving corporation. The Merger Agreement and the Merger were approved by the stockholders of the Company at a special meeting held on November 29, 2007.

        Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each issued and outstanding share of Company common stock (other than certain shares owned by the Company) would be converted into the right to receive the following (collectively, the “Merger Consideration”):

•	$6.80 in cash; plus
•	0.675 shares of CapitalSource common stock; plus
•	if the ten-day average closing price of CapitalSource common stock prior to the closing of the Merger is:
(a)	less than or equal to $25.1852, then 0.405 shares of CapitalSource common stock; or
(b)	greater than $25.1852, then Company stockholders can elect to receive either $10.20 in cash or $10.20 of CapitalSource common stock.

        If, on the day the last governmental approval to complete the Merger is obtained, the ten-day average closing price of CapitalSource common stock is less than $21.98 and the trading price of CapitalSource common stock has underperformed by more than 15% the S&P 500 Financial Sector Index during the period from May 17, 2007 to that date, then the Board of Directors of the Company has the right, in accordance with the terms of the Merger Agreement, to request that CapitalSource provide additional financial consideration, either in stock or cash. The Company previously informed CapitalSource that, under such circumstances, its Board of Directors would intend to make such a request. If, following such a request, the parties are unable to agree on such additional consideration, then the Board of Directors of the Company would have the right to terminate the Merger Agreement.

        The Company and CapitalSource have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants regarding the conduct of their businesses and other activities between the execution of the Merger Agreement and the consummation of the Merger, and have agreed to use their reasonable best efforts to consummate the Merger. During the time that the Merger Agreement is in effect, the Company is not permitted to solicit or facilitate proposals relating to alternative business combination transactions, or, subject to certain exceptions, enter into discussions concerning alternative business combination transactions.

        Consummation of the Merger is subject to customary conditions, including, without limitation, the accuracy of the representations and warranties of the parties (subject generally to a material adverse effect standard) and regulatory approval. Although CapitalSource has filed an application with the Office of Thrift Supervision (“OTS”) for approval of transactions contemplated by the Merger Agreement, the OTS has yet to deem the application either complete or approved, and no assurance can be given that the OTS will approve the transaction.

        The Merger Agreement further provides that either the Company or CapitalSource (each acting through its respective Board of Directors) has the right at any time after February 17, 2008 to unilaterally terminate the Merger Agreement, unless the failure to effect the Merger by such date was due to the terminating party’s failure to perform its obligations and covenants under the Merger Agreement. The Company has indicated that its present intent is not to terminate the Merger Agreement pending receipt of further comment from the OTS. Conversely, CapitalSource has publicly advised that its Board of Directors has authorized its Chairman and Chief Executive Officer to either terminate the Merger Agreement or negotiate new terms for the transaction. In light of the preceding sentence, the Company can provide no assurance that the Merger will be completed even if all conditions precedent to the transaction (including receipt of regulatory approval) are satisfied.

        In addition to other factors affecting the Company’s financial performance discussed elsewhere in this Annual Report on Form 10-K, due to the proposed Merger, the Company has been subject to or experienced limitations on the operation of its business including restrictions on certain funding opportunities; certain one-time Merger-related expenses; an increased commitment of time by Company personnel working with federal regulatory agencies in connection with Merger-related issues; and restrictions on the Company’s ability to repurchase its common stock. These activities have and may continue to further impact the Company’s financial performance and earnings per share.

Government Monetary Policy

        We are affected by the credit policies of monetary authorities, including the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). An important objective of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank deposits and funds availability regulations. The monetary policies of the Federal Reserve Board have in the past had a significant effect on operations of financial institutions, including the Bank, and will continue to do so in the future. Changing conditions in the national economy and in the money markets make it difficult to predict future changes in interest rates, deposit levels, loan demand or their effects on the business and earnings of the Company.

Market Area and Competition

        We are a regional community bank offering a variety of financial products and services to meet the needs of the customers we serve. Our deposit gathering is concentrated in the communities surrounding our 69 banking offices located in Nebraska, seven counties in southwest Iowa and one county in northern Kansas. We compete for customers by emphasizing convenience and service, and by offering a full range of traditional and non-traditional products and services. We offer 24-hour ATM banking at 68 of our banking offices and currently offer 31 ATM banking locations at supermarkets, convenience stores and shopping malls.

        In addition to loans generated through our banking offices, our lending efforts have been expanded in recent years to include nine loan production offices located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina whose primary purpose is to originate commercial real estate and construction, land and land development and/or residential construction loans in their respective states.

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

Subsequent Event

        Subsequent to the filing of the Company’s March 4, 2008 Form 8-K Report of financial results for the quarter and year ended December 31, 2007, an appellate court decision in our federal goodwill litigation (see Item 3. Legal Proceedings for additional information) was issued. As a result of this decision, we recorded a 2007 fourth quarter pretax charge of $560,000 in other operating expense to reflect fees and expenses incurred during the appeal process which had previously been capitalized. The impact after income tax benefits of $202,000, was $358,000. The 2007 Consolidated Statement of Operations and related loss per share data reported in this Annual Report on Form 10-K have been updated accordingly.

Available Information

        We are a public company and are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We maintain a website at www.tieronebank.com and make available, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after the reports have been electronically filed or furnished to the SEC. In addition, we provide our Code of Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter on our website. We are not including the information contained on or available through our website as a part of, nor are we incorporating such information by reference into, this Annual Report on Form 10-K.

Lending Activities

        General. We directly originate loans to customers located in Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina (“Primary Lending Market Area”). This Primary Lending Market Area is comprised of states in which we have banking or loan production offices. We also purchase loans and loan participation interests from financial institutions, loan correspondents and mortgage brokers located throughout the United States. At December 31, 2007 and 2006, approximately 20.2% and 20.8%, respectively, of our total loan portfolio consisted of loans secured by properties located outside of our Primary Lending Market Area.

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

        The decrease in net loans at December 31, 2007 was primarily attributable to steps taken to reduce exposure to certain lending markets, loan payoffs and periodic payments. Additionally, lower demand, more stringent underwriting guidelines and macro-economic factors have resulted in a decreased volume of residential real estate, land and land development and commercial construction related loan originations.

        Loan Approval Procedures and Authority. General lending policies and procedures are established by our Asset/Liability Committee which is composed of the following officers of the Bank: Chief Executive Officer, Chief Operating Officer, Director of Lending, Director of Administration, Director of Retail Banking, Chief Financial Officer, Controller and Senior Financial Analysis Manager. Our Board of Directors reviews and approves lending policies and procedures established by the Asset/Liability Committee. Under policies approved by the Board of Directors, various officers or combinations of officers have loan approval authority, the specific amounts and requirements being set forth for each loan type. Generally, for loan amounts in excess of $10.0 million, approval of our Board of Directors is required.

        Loan Portfolio Composition. At December 31, 2007, our total loans receivable amounted to $3.3 billion. We have, in recent years, shifted the focus of our lending strategy to place an increased emphasis on multi-family residential, commercial real estate, land and land development, construction, agricultural, business, warehouse mortgage lines of credit and consumer lending. The types of loans that we may purchase and originate are subject to federal and state laws and regulations. The interest rates we charge on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the Federal Government, including the Board of Governors of the Federal Reserve System and legislative tax policies.

        Residential Mortgage Lending. One-to-four family residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers and from mortgage brokers. We also originate and/or purchase from correspondent lenders second mortgage loans in amounts up to 90% of the appraised value of the collateral with maturities of up to 30 years.

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

        The origination or purchase of adjustable-rate, one-to-four family residential mortgage loans allows us to control our exposure to interest rate risk. However, adjustable-rate loans generally pose risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

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

        We maintain a corporate policy of not participating in subprime residential real estate lending or negative amortizing mortgage products. The Office of Thrift Supervision, our federal regulatory agency, defines subprime loans as loans to borrowers displaying one or more credit risk characteristics including lending to a borrower with a credit bureau risk score (FICO) of 660 or below. Furthermore, we have not engaged in collateralized loan obligations (CLO), collateralized debt obligations (CDO), structured investment vehicles (SIV) or asset-backed commercial paper (ABCP).

        Multi-Family Residential, Commercial Real Estate and Land and Land Development Lending. We offer multi-family residential, commercial real estate and land and land development loans for permanent financing collateralized by real property. These loans are generally used for business purposes such as apartment buildings, office and retail facilities and land being held for commercial and residential development. The properties securing these loans are generally located in our Primary Lending Market Area. At December 31, 2007, 62.6%, 86.9% and 95.9% of our multi-family residential, commercial real estate and land and land development loans, respectively, were located within our Primary Lending Market Area.

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

        Construction Lending. We offer residential construction loans for either pre-sold houses (a purchase contract has been signed) or speculative houses (properties for which no buyer yet exists). We originate most of our residential construction loans within our Primary Lending Market Area typically through direct contact with home builders. At December 31, 2007, approximately 80.2% of our residential construction loans were located in our Primary Lending Market Area. During the years ended December 31, 2007 and 2006, we purchased $55.4 million and $161.5 million, respectively, of residential construction loans.

        We also originate commercial real estate construction loans as well as purchase participation interests in such loans. We provide commercial construction loans to real estate developers for the purpose of constructing a variety of commercial projects such as retail facilities, industrial buildings and warehouses. At December 31, 2007, 72.5% of our commercial construction loans were located in our Primary Lending Market Area.

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

        Agricultural Loans. Agricultural loans are made predominantly to farmers and ranchers in Nebraska, Iowa and Kansas. At December 31, 2007, 100.0% of our agricultural loans were located in our Primary Lending Market Area. Agricultural operating loans are made to finance day-to-day operations, including crop and livestock production. Intermediate term loans are used to purchase breeding livestock and machinery. Real estate loans are used to purchase or refinance farm and ranchland.

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

        Warehouse Mortgage Lines of Credit. We are actively involved in originating revolving lines of credit to mortgage brokers. These lines are drawn upon by mortgage brokers to fund the origination of one-to-four family residential mortgage loans. Prior to funding the advance, the mortgage broker must have an approved commitment for the purchase of the loan which reduces credit exposure associated with the line. The lines are repaid upon sale of the mortgage loan to a third party which usually occurs within 30 days of origination of the loan. In connection with extending the line of credit to the mortgage broker, we enter into agreements with the purchaser to which such mortgage broker intends to sell loans. Under such agreements, the loan purchaser agrees to hold the mortgage documents issued by the mortgage brokers on our behalf and for our benefit until such time that the purchaser remits to us the purchase price for such loans. As part of the structure of the lines of credit, the mortgage brokers are required to maintain commercial deposits with us, with the amount of such deposits dependent upon the amount of the line and other factors. The lines are structured with adjustable rates indexed to the Wall Street Journal prime rate. Maximum amounts permitted to be advanced by us under existing warehouse mortgage lines of credit range in amounts from $1.5 million to $30.0 million.

        Business Lending. Business loans are made predominantly to small- and mid-sized businesses located within Nebraska, Iowa and Kansas. At December 31, 2007, 98.0% of our business loans were located in our Primary Lending Market Area. The business lending products we offer include lines of credit, receivable and inventory financing and equipment loans. We have established minimum underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins and financial enhancements such as guarantees. Generally, the primary source of repayment is cash flow from the business and the financial strength of the borrower.

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

        Consumer and Other Lending. Consumer loans are generally originated directly through our network of banking offices. We offer home equity loans, home improvement loans and home equity lines of credit in amounts up to $100,000 with a term of 15 years or less and a loan-to-value ratio up to 90% of the appraised value of the collateral. A portion of our home improvement loans consist of participation interests we have purchased from a third party. Under the terms of our third party arrangement, if any loan becomes more than 120 days past due, we can require the seller to repurchase such loan at a price equal to our total investment in the loan, including any uncollected and accrued interest. We also offer automobile loans in amounts up to $50,000 with maximum 72 month and 60 month terms for new and used cars, respectively, and purchase price ratios of generally not more than 95% and 85% for new and used cars, respectively. Most of our automobile loans are obtained through a network of 81 new and used automobile dealers located primarily in Lincoln and Omaha, Nebraska. Although employees of the automobile dealership take the application, the loan is made pursuant to our underwriting standards and must be approved by one of our authorized loan officers. Our consumer loan portfolio also includes manufactured housing, recreational vehicle, boat, motorcycle and unsecured loans.

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

        Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated:

	At December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Real estate loans:
One-to-four family residential (1)	$314,623	$339,080	$384,722	$418,270	$559,134
Second mortgage residential	95,477	120,510	160,208	255,222	258,121
Multi-family residential	106,678	148,922	166,579	142,454	99,078
Commercial real estate	370,910	396,620	402,504	444,269	353,177
Land and land development	473,346	494,887	289,916	152,845	95,975
Residential construction	513,560	780,991	943,378	601,075	245,782
Commercial construction	540,797	491,997	351,767	282,399	154,247
Agriculture	91,068	68,459	57,008	66,830	--

Total real estate loans	2,506,459	2,841,466	2,756,082	2,363,364	1,765,514

Business	252,712	220,669	177,592	142,675	64,522

Agriculture - operating	100,365	94,455	72,518	71,223	--

Warehouse mortgage lines of credit	86,081	112,645	95,174	132,928	78,759

Consumer loans:
Home equity	72,517	71,476	61,600	56,441	33,874
Home equity lines of credit	120,465	130,071	141,021	142,725	117,899
Home improvement	46,045	55,513	69,165	73,386	74,915
Automobile	87,079	87,575	85,515	80,512	67,351
Other	71,141	68,365	49,812	25,956	15,621

Total consumer loans	397,247	413,000	407,113	379,020	309,660

Total loans	3,342,864	3,682,235	3,508,479	3,089,210	2,218,455

Unamortized premiums, discounts and
deferred loan fees	9,451	5,602	4,778	7,228	10,790
Loans in process (2)	(376,186)	(637,677)	(668,587)	(441,452)	(193,063)

Net loans	2,976,129	3,050,160	2,844,670	2,654,986	2,036,182
Allowance for loan losses	(66,540)	(33,129)	(30,870)	(26,831)	(19,586)

Net loans after allowance for loan losses	$2,909,589	$3,017,031	$2,813,800	$2,628,155	$2,016,596

(1) Includes loans held for sale	$9,348	$19,285	$8,666	$11,956	$7,083

(2) Loans in process represents the undisbursed portion of construction and land development loans.

        Loan Portfolio Concentration by State. The following table details the concentration of our total loan portfolio by state at the dates indicated:

	At December 31,
(Dollars in thousands)	2007	%	2006	%	2005	%
Within our Primary Lending Market Area:
Nebraska	$1,367,659	40.91%	$1,326,374	36.02%	$1,248,165	35.58%
Nevada	247,260	7.40	252,990	6.87	32,704	0.93
Colorado	237,441	7.10	283,543	7.70	277,184	7.90
Florida	168,765	5.05	317,454	8.62	508,792	14.50
Arizona	161,339	4.83	205,912	5.59	222,397	6.34
Minnesota	157,985	4.73	172,134	4.68	151,734	4.33
Iowa	135,885	4.06	106,949	2.90	103,286	2.94
North Carolina	121,594	3.64	175,666	4.77	123,221	3.51
Kansas	69,180	2.07	75,362	2.05	60,807	1.73

Total within our primary lending market area	2,667,108	79.79	2,916,384	79.20	2,728,290	77.76

Outside our Primary Lending Market Area:
South Carolina	103,153	3.09	132,508	3.60	137,640	3.92
California	78,817	2.36	95,453	2.59	114,286	3.26
Texas	74,390	2.22	83,050	2.26	72,696	2.07
Illinois	70,891	2.12	55,011	1.49	19,980	0.57
Oregon	37,266	1.11	44,168	1.20	30,360	0.87
Washington	29,736	0.89	53,698	1.46	62,081	1.77
Other States	281,503	8.42	301,963	8.20	343,146	9.78

Total outside our primary lending market area	675,756	20.21	765,851	20.80	780,189	22.24

Total loans	$3,342,864	100.00%	$3,682,235	100.00%	$3,508,479	100.00%

        No individual state in the “Other States” category comprises more than one percent of total loans at December 31, 2007. Total loans declined $339.4 million, or 9.2%, to $3.3 billion at December 31, 2007 compared to $3.7 billion at December 31, 2006. Our total loans in Florida at December 31, 2007 were $168.8 million, a decrease of $148.7 million, or 46.8%, compared to $317.5 million at December 31, 2006.

        During the latter half of 2007 the nation’s equity, housing, credit and economic markets faced unprecedented pressures which have significantly impacted much of the financial sector. We have taken a number of steps related to the realignment of certain credit administration functions, including the addition of personnel with extensive depth and expertise in credit analysis, and we continue to tighten credit policies.

        Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans at December 31, 2007. Demand and overdraft loans, which have no stated schedule of repayments and no stated maturity, are reported as due in 2008. The following amounts do not take into account loan prepayments.

	Principal Payments Contractually Due in Years
(Dollars in thousands)	2008	2009 - 2012	2013 - 2017	After 2017	Total
Real estate loans:
One-to-four family residential	$3,269	$6,703	$11,621	$293,030	$314,623
Second mortgage residential	398	3,539	12,804	78,736	95,477
Multi-family residential	9,871	35,518	16,565	44,724	106,678
Commercial real estate	25,566	135,475	196,519	13,350	370,910
Land and land development	303,966	165,688	3,609	83	473,346
Residential construction	488,289	11,089	187	13,995	513,560
Commercial construction	186,873	280,955	71,809	1,160	540,797
Agriculture	8,511	18,577	55,796	8,184	91,068

Total real estate loans	1,026,743	657,544	368,910	453,262	2,506,459

Business	98,114	131,753	21,730	1,115	252,712
Agriculture - operating	67,873	30,026	2,199	267	100,365
Warehouse mortgage lines of credit	86,081	--	--	--	86,081
Consumer	38,581	248,359	38,440	71,867	397,247

Total loans (1) (2)	$1,317,392	$1,067,682	$431,279	$526,511	$3,342,864

(1) Gross of unamortized premiums, discounts and deferred loan fees, loans in process and allowance for loan losses.
(2) Total loans due after one year from December 31, 2007 with fixed interest rates totaled $1.0 billion.
Total loans due after one year from December 31, 2007 with floating or adjustable interest rates totaled
$1.0 billion.

        Originations, Purchases and Sales of Loans. Our lending activities are subject to underwriting standards and loan origination procedures established by our Asset/Liability Committee and approved by our Board of Directors. Applications for mortgages and other loans are primarily taken at our banking and loan production offices. In the past, we have relied on a network of loan correspondents and mortgage brokers to originate a substantial part of our loans. We significantly reduced our utilization of third-party originators of residential construction loans throughout 2006 and 2007. In recent years, we have greatly expanded our capacity to originate loans through the expansion of our loan production office network and the employment of a number of experienced loan officers. We also use loan correspondents and mortgage brokers to originate one-to-four family residential loans to supplement our origination efforts. A substantial portion of such loans consists of fixed-rate, one-to-four family residential mortgage loans which we sell into the secondary market on a servicing retained basis.

        Although we originate both adjustable-rate and fixed-rate loans, our ability to originate and purchase fixed- or adjustable-rate loans is dependent upon customer demand for such loans, which is affected by the current and expected future level of interest rates. The loans purchased during 2007 consisted of one-to-four family residential, construction, consumer (primarily home improvement loans and automobile financing), business, land and land development (including participation interests), agricultural and second mortgage residential loans.

        Generally, we originate adjustable-rate mortgage loans for retention in our portfolio. It is our current policy to sell substantially all the fixed-rate, one-to-four family residential mortgage loans we originate or purchase. Substantially all fixed-rate loans sold are sold to either Fannie Mae (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) or the FHLBank Topeka (“FHLBank”) pursuant to the Mortgage Partnership Finance Program. Upon receipt of an application to make a fixed-rate loan, we typically enter into agreements to sell such loans to FNMA, FHLMC or the FHLBank pursuant to forward sale commitments, with delivery being required in approximately 90 days. We generally agree to deliver a somewhat smaller dollar amount of loans in the event that not all the loans for which applications are submitted actually close. Loans are delivered pursuant to such sale contracts upon their origination or purchase and are not aggregated for sale as loan packages. As a result, we typically do not have a significant amount of loans held for sale at any given point in time. We recognize, at the time of disposition, the gain or loss on the sale of the loans. The gain or loss is based on the difference between the net proceeds received and the carrying value of the loans sold excluding the value of servicing rights retained.

        Loan Portfolio Activity. The following table shows total loans originated, purchased, sold and repaid during the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Net loans after allowance for loan losses at
beginning of year	$3,017,031	$2,813,800	$2,628,155

Loan originations:
One-to-four family residential	168,077	161,672	150,744
Second mortgage residential	2,518	2,988	3,867
Multi-family residential	3,415	11,600	13,008
Commercial real estate	52,879	56,612	44,905
Land and land development	139,832	316,344	176,553
Residential construction	262,902	500,283	560,322
Commercial construction	111,451	249,732	218,368
Agriculture - real estate	47,179	27,376	25,054
Business	406,369	373,489	348,450
Agriculture - operating	275,042	235,845	188,591
Warehouse mortgage lines of credit (1)	2,706,073	2,946,983	3,640,622
Consumer	141,084	152,143	148,538

Total loan originations	4,316,821	5,035,067	5,519,022

Loan purchases:
One-to-four family residential (2)	212,277	115,827	191,725
Second mortgage residential	872	1,649	1,191
Multi-family residential	--	10,000	61,133
Commercial real estate	--	--	81
Land and land development	10,246	7,917	34,088
Residential construction	55,387	161,461	589,506
Commercial construction	54,808	83,389	47,587
Agriculture - real estate	2,836	--	--
Business	15,842	15,463	9,235
Agriculture - operating	501	--	--
Consumer	58,647	88,429	120,466

Total loan purchases	411,416	484,135	1,055,012

Total loan originations and purchases	4,728,237	5,519,202	6,574,034

Sales and loan principal repayments:
Loan sales:
One-to-four family residential	(339,013)	(242,991)	(254,578)
Consumer	(5,018)	(4,421)	(4,777)
Loan principal repayments:
Real estate, business, agriculture-
operating and consumer	(1,992,193)	(2,166,909)	(2,224,703)
Warehouse mortgage lines of credit (1)	(2,732,637)	(2,929,512)	(3,678,376)

Total loan sales and principal repayments	(5,068,861)	(5,343,833)	(6,162,434)

Increase (decrease) due to other items (3)	233,182	27,862	(225,955)

Net loans after allowance for loan losses at
end of year	$2,909,589	$3,017,031	$2,813,800

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

        Loan Servicing. We sell substantially all fixed-rate, one-to-four family residential mortgage loans with servicing retained in order to develop additional sources of noninterest income. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults. The gross servicing fee income from loans sold is generally 0.25% to 0.50% of the total balance of each loan serviced. At December 31, 2007 and 2006, we were servicing $1.5 billion and $1.3 billion, respectively, of loans for others, primarily consisting of one-to-four family residential loans sold by us in the secondary market.

        Loan Commitments. We generally issue written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans. These loan commitments establish the terms and conditions under which we will fund the loans. At December 31, 2007 and 2006, we had issued commitments totaling $666.2 million and $865.9 million, respectively, excluding loans in process, to fund and purchase loans, extend credit on commercial and consumer unused lines of credit and to extend credit under unused warehouse mortgage lines of credit. These outstanding loan commitments do not necessarily represent future cash requirements since many of the commitments may expire without being drawn.

Asset Quality

        Reports listing all delinquent loans (loans 30 or more days delinquent), classified assets and real estate owned are reviewed by management and our Board of Directors no less frequently than quarterly. The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. In the event payment is not then received or the loan not otherwise satisfied, letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence recovery proceedings against the property securing the loan. If a legal action is instituted and the loan is not brought current, paid in full, or refinanced before the recovery sale, the property securing the loan generally is sold and, if purchased by us, becomes real estate owned or a repossessed asset.

        During 2007, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent) and impaired loans increased significantly. These increases were primarily attributable to the continued deterioration in the real estate market and the economy in general. We have been further impacted by the erosion of property values and an overall increase in housing inventory (both developed lots and completed houses) in many of the areas of the country in which we do business and where the collateral for our loans reside. Additionally, significantly tightened credit standards have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans.

        In light of current market conditions, we have taken a number of steps related to the realignment of certain credit administration functions, including the addition of personnel with extensive depth and expertise in credit analysis, and we continue to tighten credit policies.

        Delinquent Loans. The following table shows loans delinquent 30 – 89 days in our loan portfolio as of the dates indicated:

	At December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
One-to-four family residential	$5,798	$1,532	$2,081	$8,203	$1,844
Second mortgage residential	1,499	2,085	1,844	1,426	1,051
Multi-family residential	2,019	--	--	--	--
Commercial real estate	5,268	728	269	643	68
Land and land development	15,997	144	2,373	--	74
Residential construction	8,263	17,524	8,287	1,529	2,501
Agriculture - real estate	4,723	164	586	120	--
Business	3,247	620	1,740	1,122	126
Agriculture - operating	93	47	180	566	--
Consumer	5,560	4,818	6,416	3,448	2,945

Total delinquent loans	$52,467	$27,662	$23,776	$17,057	$8,609

Delinquent loans as a percentage of
net loans before allowance for loan losses	1.76%	0.91%	0.84%	0.64%	0.42%

        Nonperforming Loans and Real Estate Owned. The following table sets forth information regarding nonperforming loans (90 or more days delinquent) and real estate owned. It is our policy to cease accruing interest on loans contractually delinquent 90 days or more and charge-off all accrued interest. We did not have any accruing loans 90 days or more past due at the dates shown.

	At December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Nonperforming loans:
One-to-four family residential	$7,029	$1,611	$1,902	$1,914	$1,461
Second mortgage residential	487	234	609	739	224
Multi-family residential	603	1,152	5,731	2,374	--
Commercial real estate	590	324	1,007	707	--
Land and land development	38,708	4,696	915	--	--
Residential construction	57,709	18,074	1,840	2,256	1,012
Commercial construction	19,184	--	--	--	--
Agriculture - real estate	159	50	113	349	--
Business	1,268	2,280	526	771	219
Agriculture - operating	134	139	308	1	--
Consumer	2,619	1,490	1,454	1,121	700

Total nonperforming loans	128,490	30,050	14,405	10,232	3,616
Real estate owned, net (1)	6,405	5,264	2,446	382	678

Total nonperforming assets	134,895	35,314	16,851	10,614	4,294
Troubled debt restructurings	19,569	8,904	5,180	3,469	468

Total nonperforming assets and
troubled debt restructurings	$154,464	$44,218	$22,031	$14,083	$4,762

Total nonperforming loans as a
percentage of net loans	4.32%	0.99%	0.51%	0.39%	0.18%

Total nonperforming assets as a
percentage of total assets	3.81%	1.03%	0.52%	0.35%	0.19%

Total nonperforming assets and
troubled debt restructurings
as a percentage of total assets	4.37%	1.29%	0.68%	0.46%	0.22%

(1) Real estate owned balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

        Nonperforming Loans. As a result of economic conditions in the latter half of 2007, we have experienced deteriorating asset quality. At December 31, 2007, nonperforming loans totaled $128.5 million, an increase of $98.4 million, or 327.6%, compared to $30.1 million at December 31, 2006. The increase in the nonperforming loans is primarily attributable to the following:

Residential Construction Loans. Due to the continued erosion of housing values and increased housing inventory in several markets throughout the country, especially Florida, we have, and may continue to experience, increased levels of nonperforming residential construction loans. At December 31, 2007 we had classified $57.7 million of our total residential construction loans as nonperforming, of which $31.8 million relate to loans collateralized by property in Florida. As previously disclosed in regulatory filings with the Securities and Exchange Commission, we reported that we have a group of residential construction loans we purchased from TransLand Financial Services Inc. (“TransLand”) which were primarily located in the Cape Coral area of southwest Florida. These loans were originally made to individual homebuyers wishing to build a second or retirement home. Subsequent to the filing of our June 30, 2007 Quarterly Report on Form 10-Q, we assumed servicing of all loans purchased from TransLand. During our due diligence process related to the transfer of residential construction loan servicing from TransLand to the Bank, alleged fraudulent servicing practices were discovered. The majority of the alleged fraud related to the withholding of loan payoff proceeds and periodic payments. A joint petition for involuntary Chapter 11 bankruptcy was filed on August 23, 2007 in the United States Bankruptcy Court for the Middle District of Florida (“Court”) by the Bank and two other financial institutions against TransLand. A court-appointed examiner furnished a detailed report documenting the alleged fraudulent activity. In December 2007, the Court entered an order approving the petitioning banks’ plan to agree to dismiss the bankruptcy petition in return for the agreement by TransLand and certain of its principal creditors to proceed with the liquidation and proportional distribution of TransLand’s remaining assets. The liquidation of TransLand’s assets is currently in process.

Despite these challenging economic conditions, we have reduced our total residential construction loan disbursements for TransLand-related homebuyers to $58.5 million, prior to recording loan charge-offs, at December 31, 2007 compared to $114.9 million at December 31, 2006. Approximately $26.5 million of total nonperforming residential construction loans at December 31, 2007 had been purchased from TransLand. During the three months ended December 31, 2007, we charged off $25.5 million of TransLand-related residential construction loans, due in large part to a decline in the estimated fair value of undeveloped residential lots, and set up additional provisions for loan losses relating to the loans acquired from TransLand.

The increase in nonperforming residential construction loans at December 31, 2007 was also attributable to an increase in nonperforming residential construction loans located in the Las Vegas, Nevada area. At December 31, 2007, we had three residential development construction loans totaling $7.6 million in the Las Vegas, Nevada area which were classified as nonperforming.

Land and Land Development. Our nonperforming land development loans at December 31, 2007 totaled $38.7 million which consisted of eight residential land development properties. Of the eight nonperforming residential land development properties, three were located in the Las Vegas, Nevada area which totaled $30.4 million, one project in Colorado at $5.7 million, two projects in the Minneapolis, Minnesota area totaling $2.3 million and two projects in Florida totaling $300,000. The three Las Vegas, Nevada area properties entered nonperforming status during the three months ended December 31, 2007. Currently, we are actively engaged in discussions with the developers or guarantors of these loans for purposes of bringing the loans current or developing workout solutions.

Commercial Construction. Nonperforming commercial construction loans totaled $19.2 million at December 31, 2007. This balance represents two loans for the construction of upscale condominiums adjacent to a golf course located in a suburban area of Las Vegas, Nevada. We provided funding to construct 33 units, of which 23 units are under contract for purchase, within a planned 113-unit development. The units we have funded have been completed and the balance of the remaining units are in various stages of construction. Following the builder’s voluntary bankruptcy filing, a trustee was appointed by the court and the trustee is identifying local builders and sales agents to complete the project and sell the remaining units.

        Interest income that would have been recognized had nonperforming loans and troubled debt restructurings been current or in accordance with their original terms approximates $10.8 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively.

        Impaired Loans. Included in the preceding table, within nonperforming loans and troubled debt restructurings, are impaired loans of $125.9 million and $3.8 million at December 31, 2007 and 2006, respectively. At December 31, 2007, impaired loans consisted primarily of $51.9 million of residential construction loans, $51.1 million of land and land development loans and $19.2 million of commercial construction loans. At December 31, 2007 we had $24.8 million of loans which were not classified as nonperforming but were classified as impaired due to a decline in the fair market value of the underlying collateral securing such loans.

        The average balance of impaired and restructured loans for the years ended December 31, 2007 and 2006 totaled $58.4 million and $11.4 million, respectively. Interest recognized on impaired and restructured loans for the years ended December 31, 2007 and 2006 was $675,000 and $725,000, respectively. We had established an allowance for loan losses related to impaired loans of $24.6 million and $152,000 at December 31, 2007 and 2006, respectively.

        Real Estate Owned and Repossessed Assets. When we acquire real estate owned property or other assets through foreclosure, deed in lieu of foreclosure or repossession, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. If there is a further deterioration in value, we provide for a specific valuation allowance and charge operations for the decline in value. We generally obtain an appraisal or broker’s price opinion on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is our policy to require appraisals on a periodic basis on foreclosed properties as well as conduct inspections of such properties.

        Real Estate Owned and Repossessed Asset Activity. The following table sets forth the activity of our real estate owned and repossessed assets for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Balance at beginning of year	$5,264	$2,446	$382
Loan foreclosures and other additions	9,292	10,495	3,485
Sales	(7,290)	(7,172)	(1,433)
Provisions for losses	(636)	(370)	(73)
Gain (loss) on disposal	(225)	(135)	85

Balance at end of year	$6,405	$5,264	$2,446

        At December 31, 2007, real estate owned consisted primarily of 36 residential properties totaling $3.6 million and three commercial properties totaling $2.8 million.

        Classified Assets. Federal regulations and our Asset Classification Policy require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated the OTS’s internal asset classifications as a part of our credit monitoring system. All assets are subject to classification. Asset quality ratings are divided into three asset classifications: Pass (unclassified), special mention and classified (adverse classification). Additionally, there are three adverse classifications: “substandard”, “doubtful” and “loss”. A pass asset is considered to be of sufficient quality to preclude a special mention or an adverse rating. The special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in our credit position at a future date. Classified assets receive an adverse classification. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When we classify one or more assets, or portions thereof, as “substandard”, “doubtful” or “loss”, we establish a valuation allowance for loan losses in an amount deemed prudent by management based on the specific facts of the asset.

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

        Allowance for Loan Losses. The following table shows changes in our allowance for loan losses during the years presented:

	At or For the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Allowance for loan losses at beginning of year	$33,129	$30,870	$26,831	$19,586	$17,108

Allowance for loan losses acquired	--	--	--	4,221	--

Charge-offs:
One-to-four family residential	(302)	(6)	(11)	(16)	(6)
Second mortgage residential	(328)	(389)	(402)	(520)	(107)
Multi-family residential	(40)	--	(729)	--	--
Commercial real estate	(1,766)	(14)	(7)	--	(330)
Land and land development	(2)	(532)	--	--	--
Residential construction	(26,385)	(368)	(114)	(138)	(13)
Business	(1,964)	(1,021)	(608)	(57)	(5)
Agriculture - operating	--	(227)	--	(64)	--
Warehouse mortgage lines of credit	--	--	--	(20)	(110)
Consumer	(2,250)	(1,550)	(1,192)	(1,421)	(1,368)

Total charge-offs	(33,037)	(4,107)	(3,063)	(2,236)	(1,939)
Recoveries on loans previously charged-off	1,066	313	666	373	146
Provision for loan losses	65,382	6,053	6,436	4,887	4,271

Allowance for loan losses at end of year	$66,540	$33,129	$30,870	$26,831	$19,586

Allowance for loan losses as a percentage of net loans	2.24%	1.09%	1.09%	1.01%	0.96%
Allowance for loan losses as a
percentage of nonperforming loans	51.79%	110.25%	214.30%	262.23%	541.65%
Ratio of net charge-offs during the year as a
percentage of average loans outstanding during
the year	1.07%	0.13%	0.09%	0.08%	0.10%

        We generally discontinue funding of loans which become nonperforming or are deemed impaired unless additional funding is required to protect the asset. In addition, due to certain laws and regulations in selected states, some additional funding may be required. Our reserve for unfunded loan commitments at December 31, 2007 totaled $2.7 million which represents potential future losses associated with these unfunded commitments.

        Allowance for Loan Losses by Loan Type. The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated:

	At December 31,
	2007		2006		2005
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
One-to-four family residential	$6,234	9.41%	$339	9.21%	$740	10.96%
Second mortgage residential	716	2.86	904	3.27	1,502	4.57
Multi-family residential	1,480	3.19	1,874	4.05	2,659	4.75
Commercial real estate	4,599	11.10	4,708	10.77	5,376	11.47
Land and land development	11,963	14.16	4,387	13.44	3,363	8.27
Residential construction	20,619	15.36	7,019	21.21	4,455	26.89
Commercial construction	7,893	16.18	3,123	13.36	2,681	10.03
Agriculture - real estate	953	2.72	702	1.86	687	1.62
Business	3,717	7.56	3,353	5.99	2,531	5.06
Agriculture - operating	1,257	3.00	1,185	2.56	941	2.07
Warehouse mortgage lines
of credit	172	2.58	225	3.06	190	2.71
Consumer	6,937	11.88	5,310	11.22	5,715	11.60
Unallocated	--	--	--	--	30	--

Total	$66,540	100.00%	$33,129	100.00%	$30,870	100.00%

	At December 31,
	2004		2003
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
One-to-four family residential	$805	13.54%	$1,069	25.20%
Second mortgage residential	2,369	8.26	2,343	11.63
Multi-family residential	2,468	4.61	2,002	4.47
Commercial real estate	6,041	14.38	4,579	15.92
Land and land development	1,282	4.95	903	4.33
Residential construction	3,140	19.46	1,570	11.08
Commercial construction	2,000	9.14	1,011	6.95
Agriculture - real estate	873	2.16	--	--
Business	1,796	4.62	788	2.91
Agriculture - operating	990	2.31	--	--
Warehouse mortgage lines
of credit	266	4.30	207	3.55
Consumer	4,795	12.27	5,003	13.96
Unallocated	6	--	111	--

Total	$26,831	100.00%	$19,586	100.00%

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

        Our investment policy, as approved by our Board of Directors, requires management to maintain adequate liquidity and to generate a favorable return on investment without incurring undue interest rate and credit risk. We primarily utilize investments to collateralize deposits. Additionally, we may use investment securities for liquidity management, as a method of deploying excess funding not utilized for loan originations and purchases. We have invested in U.S. Government securities and agency obligations, corporate securities, municipal obligations, agency equity securities, mutual funds, U.S. Government sponsored agency issued mortgage-backed securities and collateralized mortgage obligations. As required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have established an investment portfolio of securities that are categorized as held to maturity or available for sale. We do not currently maintain a portfolio of securities categorized as trading. Substantially all of our investment securities are purchased for the available for sale portfolio which totaled $130.5 million, or 3.7% of total assets, at December 31, 2007. At such date, we had net unrealized losses with respect to such securities of $161,000. Losses due to other-than-temporary impairment were $188,000 for the year ended December 31, 2007. At December 31, 2007, the held to maturity securities portfolio totaled $70,000.

        At December 31, 2007, our mortgage-backed security portfolio (which was classified as available for sale) totaled $6.7 million, or 0.2% of total assets. At such date, we had net unrealized losses with respect to our mortgage-backed securities of $66,000. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event the issuer redeems such securities. In addition, the fair value of such securities may be adversely affected by changes in interest rates.

        The Government National Mortgage Association (“GNMA”) is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration. The timely payment of principal and interest on GNMA securities is guaranteed by GNMA and backed by the full faith and credit of the U.S. Government. FHLMC is a private corporation chartered by the U.S. Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. Government, but because FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

        Investment Securities Portfolio Composition. The following table sets forth certain information relating to our available for sale investment securities portfolio at the dates indicated:

	At December 31,
	2007		2006		2005
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities and
agency obligations	$105,428	$105,413	$78,201	$77,569	$68,949	$67,761
Corporate securities	4,935	4,920	5,245	5,130	10,249	10,264
Municipal obligations	13,931	13,914	15,970	15,928	18,301	18,220
Agency equity securities	536	422	547	537	546	521
Asset Management Fund - ARM Fund	5,812	5,812	6,000	5,836	6,000	5,848

Total investment securities	130,642	130,481	105,963	105,000	104,045	102,614
FHLBank Topeka stock	65,837	65,837	62,022	62,022	58,491	58,491

Total investment securities and
FHLBank Topeka stock	$196,479	$196,318	$167,985	$167,022	$162,536	$161,105

         Investment Security Maturity and Yield. The following table sets forth the fair value of available for sale investment securities which mature during each of the years indicated and the weighted average yields for each range of maturities at December 31, 2007. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Maturing During the Year Ending December 31,
(Dollars in thousands)	2008	2009 - 2012	2013 - 2017	After 2017	Total
Bonds and other debt securities:
U.S. Government securities and agency obligations
Balance	$101,692	$3,721	$--	$--	$105,413
Weighted average yield	3.84%	4.11%	--	--	3.85%
Corporate securities
Balance	$1,350	$3,570	$--	$--	$4,920
Weighted average yield	3.71%	6.48%	--	--	5.72%
Municipal obligations
Balance	$935	$6,070	$6,589	$320	$13,914
Weighted average yield	4.03%	4.33%	4.52%	4.74%	4.41%
Equity Securities:
Asset Management Fund - ARM Fund
Balance	$5,812	$--	$--	$--	$5,812
Weighted average yield	5.29%	--	--	--	5.29%
Agency equity securities
Balance	$10	$--	$--	$412	$422
Weighted average yield	1.93%	--	--	7.49%	7.36%
FHLBank Topeka stock
Balance	$65,837	$--	$--	$--	$65,837
Weighted average yield	5.49%	--	--	--	5.49%

Total fair value	$175,636	$13,361	$6,589	$732	$196,318

Weighted average yield	4.51%	4.84%	4.52%	6.29%	4.54%

        Mortgage-Backed Securities Portfolio Composition. The following table sets forth the composition of our mortgage-backed securities portfolio at the dates indicated:

	At December 31,
	2007		2006		2005
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed-rate:
FHLMC	$820	$802	$1,146	$1,100	$1,548	$1,490
FNMA	654	637	1,110	1,068	1,810	1,768
GNMA	458	445	654	604	902	835
FHLMC/FNMA CMOs	2,406	2,374	5,936	5,833	9,910	9,691

Total fixed-rate	4,338	4,258	8,846	8,605	14,170	13,784

Adjustable-rate:
GNMA	1,299	1,325	1,932	1,966	2,901	2,914
FNMA	988	979	1,535	1,541	2,828	2,870
FHLMC	130	127	163	160	188	184

Total adjustable-rate	2,417	2,431	3,630	3,667	5,917	5,968

Total mortgage-backed securities	$6,755	$6,689	$12,476	$12,272	$20,087	$19,752

        Mortgage-Backed Security Maturity and Yield. Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2007 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are less than the scheduled maturities.

	Maturing During the Year Ending December 31,
(Dollars in thousands)	2008	2009 - 2012	After 2012	Total
Fixed-rate:
FHLMC
Balance	$380	$386	$36	$802
Weighted average yield	4.17%	4.08%	7.82%	4.29%
FNMA
Balance	$112	$244	$281	$637
Weighted average yield	5.99%	3.36%	6.44%	5.18%
GNMA
Balance	$--	$1	$444	$445
Weighted average yield	--	10.00%	6.04%	6.05%
FHLMC/FNMA CMOs
Balance	$--	$397	$1,977	$2,374
Weighted average yield	--	5.39%	3.85%	4.11%
Adjustable-rate:
FHLMC
Balance	$--	$--	$127	$127
Weighted average yield	--	--	6.89%	6.89%
FNMA
Balance	$--	$--	$979	$979
Weighted average yield	--	--	7.17%	7.17%
GNMA
Balance	$--	$--	$1,325	$1,325
Weighted average yield	--	--	5.96%	5.96%

Total fair value	$492	$1,028	$5,169	$6,689

Weighted average yield	4.58%	4.42%	5.45%	5.23%

         Unrealized Losses. At December 31, 2007 and 2006, all unrealized losses related to investment and mortgage-backed securities are considered temporary in nature. Investment and mortgage-backed securities with unrealized losses at December 31, 2007 and 2006, are summarized in the following tables:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2007:
U.S. Government securities and
agency obligations	$19,994	$3	$11,999	$30	$31,993	$33
Corporate securities	3,570	3	1,350	12	4,920	15
Municipal obligations	1,424	21	1,570	14	2,994	35
Agency equity securities	5	1	412	113	417	114
Mortgage-backed securities	1,871	17	3,062	81	4,933	98

Total temporarily impaired securities	$26,864	$45	$18,393	$250	$45,257	$295

At December 31, 2006:
U.S. Government securities and
agency obligations	$3,602	$73	$39,063	$563	$42,665	$636
Corporate securities	4,002	91	1,128	24	5,130	115
Municipal obligations	933	3	6,893	58	7,826	61
Agency equity securities	6	--	525	10	531	10
Asset Management Fund - ARM Fund	--	--	5,836	164	5,836	164
Mortgage-backed securities	591	9	8,224	246	8,815	255

Total temporarily impaired securities	$9,134	$176	$61,669	$1,065	$70,803	$1,241

        We believe all unrealized losses at December 31, 2007 and 2006 to be market related, with no permanent sector or issuer credit concerns or impairments. The unrealized losses are believed to be temporarily impaired in value. Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. At December 31, 2007, we had the ability and intent to hold these securities until maturity.

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

        Deposits. As a regional community bank, we offer a variety of products designed to attract deposits from the general public, local businesses and governmental entities. Our product offerings consist of checking (both interest- and noninterest-bearing), money market, savings, time deposits and individual retirement accounts. We also may use brokered time deposits as an alternative source of funds. During 2007, deposits generated through our retail banking facilities increased $378.2 million or 18.4%. At December 31, 2005 we had brokered time deposits of $78.0 million. We did not have any brokered time deposits at December 31, 2007 and 2006.

        Deposit Composition. The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated:

	At December 31,
	2007		2006		2005
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Time deposits:
0.00% - 0.99%	$20	--%	$--	--%	$161	0.01%
1.00% - 1.99%	101	--	542	0.03	53,915	2.65
2.00% - 2.99%	3,879	0.16	27,594	1.34	134,712	6.60
3.00% - 3.99%	129,910	5.34	151,499	7.38	702,599	34.47
4.00% - 4.99%	398,325	16.39	348,777	16.99	208,277	10.22
5.00% - 5.99%	866,878	35.67	592,013	28.85	6,375	0.31
6.00% - 6.99%	--	--	128	0.01	53	0.00

Total time deposits (1)	1,399,113	57.56	1,120,553	54.60	1,106,092	54.26

Transaction accounts:
Noninterest-bearing checking	164,275	6.76	154,123	7.51	138,578	6.80
Savings	188,613	7.76	45,452	2.21	57,037	2.80
Interest-bearing checking	328,267	13.51	349,033	17.01	398,094	19.53
Money market	350,276	14.41	383,182	18.67	338,518	16.61

Total transaction accounts	1,031,431	42.44	931,790	45.40	932,227	45.74

Total deposits	$2,430,544	100.00%	$2,052,343	100.00%	$2,038,319	100.00%

(1) Includes $78.0 million of brokered time deposits at December 31, 2005. We did not have any brokered time deposits at December 31, 2007 or 2006.

        Deposit Average Balances and Average Rates Paid. The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the years indicated:

	Year Ended December 31,
	2007		2006		2005
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Interest-bearing checking	$326,545	1.13%	$361,056	1.15%	$386,968	0.79%
Savings	90,036	2.70	51,643	0.51	68,909	0.59
Money market	385,210	3.04	393,807	2.82	313,802	1.62
Time deposits	1,287,195	4.98	1,085,350	4.12	1,059,876	3.15

Total interest-bearing deposits	2,088,986	3.92	1,891,856	3.18	1,829,555	2.29

Noninterest-bearing checking	135,617	--	119,394	--	112,902	--

Total deposits	$2,224,603	3.69%	$2,011,250	2.99%	$1,942,457	2.16%

        Deposit Account Activity. The following table shows our deposit flows during the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Total deposits	$14,161,490	$11,860,601	$11,605,730
Total withdrawals	(13,859,852)	(11,903,159)	(11,468,940)
Interest credited	76,563	56,582	36,768

Total increase in deposits	378,201	14,024	173,558
Deposits acquired in Marine Bank transaction	--	(8,106)	--
Deposits transferred due to Kansas
branch sale transaction	--	21,740	--

Net increase in deposits	$378,201	$27,658	$173,558

        Time Deposit Maturity. The following table presents, by various interest rate categories and maturities, the amount of time deposits at December 31, 2007:

	Balance at December 31, 2007 Maturing in the 12 Months Ending December 31,
(Dollars in thousands)	2008	2009	2010	Thereafter	Total
Time deposits:
0.00% - 0.99%	$20	$--	$--	$--	$20
1.00% - 1.99%	8	--	--	93	101
2.00% - 2.99%	3,580	287	12	--	3,879
3.00% - 3.99%	107,004	20,639	1,843	424	129,910
4.00% - 4.99%	351,582	30,429	5,726	10,588	398,325
5.00% - 5.99%	852,999	11,451	1,333	1,095	866,878

Total time deposits	$1,315,193	$62,806	$8,914	$12,200	$1,399,113

        Time Deposits Exceeding $100,000. The following table shows the maturities of our time deposits exceeding $100,000 at December 31, 2007 by the time remaining to maturity. There are no brokered time deposits included in the following table as we did not have any brokered time deposits at December 31, 2007.

(Dollars in thousands)	Amount	Weighted Average Rate
Quarter ending:
March 31, 2008	$96,410	5.17%
June 30, 2008	105,466	5.21
September 30, 2008	73,140	5.12
December 31, 2008	43,678	4.80
After December 31, 2008	18,622	4.85

Total time deposits exceeding $100,000	$337,316	5.10%

        Borrowings. We utilize advances from the FHLBank as an alternative to retail deposits to fund our operations as part of our operating strategy. The FHLBank is part of a system of 12 regional Federal Home Loan Banks, each subject to Federal Housing Finance Board supervision and regulation, that function as a central reserve bank providing credit to financial institutions. As a condition of membership in the FHLBank we are required to own stock of the FHLBank. Our FHLBank advances are collateralized by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans, and secondarily by our investment in capital stock of the FHLBank. FHLBank advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLBank will advance to member institutions, including us, fluctuates from time to time in accordance with the policies of the FHLBank. At December 31, 2007 and 2006, we had $634.2 million and $907.2 million, respectively, in outstanding FHLBank advances.

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

        FHLBank Advances and Other Borrowings. The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
FHLBank Topeka advances:
Average balance outstanding during the year	$745,337	$824,101	$766,265
Maximum amount outstanding at any
month-end during the year	$844,268	$907,920	$890,354
Balance outstanding at end of the year	$634,195	$907,164	$747,125
Average interest rate during the year	4.27%	4.07%	3.55%
Weighted average interest rate at end of the year	4.39%	4.29%	3.60%

Other borrowings:
Average balance outstanding during the year	$67,011	$69,400	$68,330
Maximum amount outstanding at any
month-end during the year	$82,990	$84,403	$74,511
Balance outstanding at end of the year	$55,093	$55,212	$67,799
Average interest rate during the year	6.13%	6.17%	4.74%
Weighted average interest rate at end of the year	5.76%	6.12%	5.60%

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

Personnel

        As of December 31, 2007, 2006 and 2005, we had 862, 850 and 772 full-time equivalent employees, respectively. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

        Insurance of Deposit Accounts. Deposit accounts are insured by the FDIC generally up to a maximum of $100,000 per account and up to a maximum of $250,000 for self-directed retirement accounts. Our deposits, therefore, are subject to FDIC deposit insurance assessments.

        On November 2, 2006, the FDIC adopted final regulations that assess insurance premiums based on risk. As a result, the new regulations will enable the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the Deposit Insurance Fund. Under the new risk-based assessment system, the FDIC will evaluate the risk of each financial institution based on its supervisory rating, financial ratios and its long-term debt issuer rating. The new rates for most financial institutions vary between five and seven cents for every $100 of domestic deposits.

        We were not required to pay any deposit insurance assessments for the year ended December 31, 2007. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, we received a one-time assessment credit of $1.9 million that could be applied against future premiums, subject to certain limitations. This credit was utilized during the year ended December 31, 2007 to offset $1.5 million of deposit insurance assessments. We estimate that we will exhaust our remaining credit during the first quarter of 2008.

        All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation (“FICO”), a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as a collection agent for the FICO. The FICO assessment rate effective for the first quarter of 2008 is 1.14 cents annually per $100 of assessable deposits. These assessments will continue until the FICO bonds mature in 2019.

        Regulatory Capital Requirements. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the OTS adopted regulations implementing new capital standards applicable to all savings associations, including the Bank. Such capital standards require that savings associations maintain: (a) capital of not less than 1.5% of adjusted total assets (Tangible Capital); (b) core (Tier 1) capital of not less than 4% of adjusted total assets; and (c) total risk-based capital of not less than 8% of risk-weighted assets. As of December 31, 2007, the Bank met all regulatory capital requirements. The OTS is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis.

        Under the tangible capital requirement, a savings bank must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets and goodwill, plus a specified amount of purchased mortgage servicing rights.

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

        OTS regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the Bank’s level of ownership, including the assets of includable subsidiaries in which the Bank has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 2007, the Bank had $1.2 million of investments subject to a deduction from tangible capital.

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

        At December 31, 2007, the Bank exceeded all of its regulatory capital requirements. For more information see “Note 19 – Regulatory Capital Requirements” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K.

        Prompt Corrective Action. Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings institution is placed in one of the following five categories based on the savings institutions capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);
•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);
•	undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);
•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and
•	critically undercapitalized (less than 2% tangible capital)

        Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for a savings institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings institution’s assets at the time it was notified or deemed to be undercapitalized by the OTS, or the amount necessary to restore the savings institution to adequately capitalized status. This guarantee remains in place until the OTS notifies the savings institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings institution, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees and increase assets or expand operations. The OTS may also take any number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        At December 31, 2007, the Bank met the criteria for being considered a “well capitalized” institution.

        Safety and Soundness Guidelines. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. The Bank believes that it is in compliance with these guidelines and standards.

        Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution:

•	the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years;
•	the institution would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or
•	the institution is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings institution that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

        Community Reinvestment Act and the Fair Lending Laws. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institutions. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the fair lending laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory CRA rating in its recent federal examination.

        Loans-to-One Borrower Limitations. Generally, a federal savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus (this amount was approximately $54.2 million at December 31, 2007). An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2007, we were in compliance with the loans-to-one borrower limitations.

        Qualified Thrift Lender Test. As a federal savings institution, we are required to satisfy the qualified thrift lender (“QTL”) test. Under the QTL test, we must maintain at least 65% of our “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct the saving’s institutions business. We may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings institution that fails the QTL test must either convert to a bank charter or operate under specified restrictions.

        At December 31, 2007, approximately 78.1% of the portfolio assets of the Bank were qualified thrift investments.

        Federal Reserve System. The Bank is subject to various regulations promulgated by the Federal Reserve, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Funds Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds), and Regulation DD (Truth in Savings). Regulation D requires noninterest-bearing reserve maintenance in the form of either vault cash or funds on deposit at Federal Reserve Bank of Kansas City or another designated depository institution in an amount calculated by formula. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. At December 31, 2007, the Bank was in compliance with these reserve requirements.

        Savings banks are authorized to borrow from a Federal Reserve Bank (“FRB”) “discount window,” but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLBank advances, before borrowing from a Federal Reserve Bank.

        Affiliate Restrictions. Section 11 of the Home Owners’ Loan Act provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act.

        Generally, Section 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings institution or its subsidiaries may engage in certain “covered transactions” with affiliates to an amount equal to 10% of the institution’s capital stock and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital stock and surplus, in the case of covered transactions with all affiliates. Section 23B applies to “covered transactions” and certain other transactions and requires that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate.

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

No assurance can be given that we will complete our proposed Merger with CapitalSource.

        The Merger Agreement provides that either the Company or CapitalSource (each acting through its respective Board of Directors) has the right at any time after February 17, 2008 to unilaterally terminate the Merger Agreement, unless the failure to effect the Merger by such date was due to the terminating party’s failure to perform its obligations and covenants under the Merger Agreement. The Company has indicated that its present intent is not to terminate the Merger Agreement pending receipt of further comment from the OTS. Conversely, CapitalSource has publicly advised that its Board of Directors has authorized its Chairman and Chief Executive Officer to either terminate the Merger Agreement or negotiate new terms for the transaction. In light of the preceding sentence, the Company can provide no assurance that the Merger will be completed even if all conditions precedent to the transaction (including receipt of regulatory approval) are satisfied.

CapitalSource and the Company must obtain regulatory approvals to complete the Merger, which, if delayed, not granted, or granted with unacceptable conditions, may jeopardize or postpone the completion of the Merger, result in additional expenditures of money and resources or reduce the anticipated benefits of the Merger.

        CapitalSource and the Company must obtain certain approval in a timely manner from the OTS prior to completion of the Merger. If CapitalSource and the Company do not receive the OTS’s approval, or do not receive it on terms that satisfy the conditions set forth in the Merger Agreement, then neither party will be obligated, or in some cases permitted, to complete the Merger. The OTS has broad discretion in administering the governing statutes and regulations. As a condition to approval of the Merger, the OTS may impose requirements, limitations or costs that could negatively affect the way the combined companies conduct business. These requirements, limitations or costs could jeopardize or delay the completion of the Merger.

Companies holding more than 10% of the outstanding shares of CapitalSource common stock may affect or delay the approval of the Merger by the OTS. If these holders do not become savings and loan holding companies, or the OTS does not accept a rebuttal of control from them, regulatory approval of the Merger would not be obtainable, and the Merger could not be completed.

        Under the OTS’s regulations, companies holding more than 10% of CapitalSource’s outstanding common stock may be presumed to control CapitalSource, subject to the opportunity to rebut this presumption by obtaining the OTS’s acceptance of a rebuttal submission. If a company holding 10% or more of CapitalSource’s outstanding common stock does not rebut the presumption of control, or reduce its holdings to less than 10% of CapitalSource’s outstanding common stock, it would be required to obtain the approval of the OTS to become a savings and loan holding company prior to completion of the Merger. Some or all of CapitalSource’s 10% or greater stockholders may not be willing to become a savings and loan holding company. As a result, if the OTS does not accept a rebuttal of control from them, then regulatory approval of the Merger would not be obtainable, and the Merger could not be completed.

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

Because the market price of CapitalSource common stock will fluctuate, our stockholders cannot be sure of the value of the merger consideration they will receive if the Merger is effected.

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

Under the Merger Agreement, the stated maximum amount of CapitalSource stock that a Company stockholder may receive is 1.08 shares. To the extent the merger consideration is paid in CapitalSource shares, any change in the market price of CapitalSource common stock prior to completion of the Merger will affect the value of the merger consideration that our stockholders will receive upon completion of the Merger. Because of this market risk, prior to the election deadline, our stockholders will not know or be able to calculate the number or the value of the shares of CapitalSource common stock they will receive upon completion of the Merger. Accordingly, the specific dollar value of CapitalSource common stock a stockholder will receive will depend on the market value of CapitalSource common stock at the time the Merger is completed and may decrease from the date the stockholder makes an election as to the third component of the merger consideration. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the Company’s or CapitalSource’s respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our control.

In the event the Merger is completed, CapitalSource and the Company may fail to realize all of the anticipated benefits of the Merger.

        We entered into the Merger Agreement with the expectation that the Merger will result in significant benefits for both companies. Achieving the benefits of the Merger will depend in part on integrating the operations and personnel of the two companies in a timely and efficient manner to minimize the risk that the Merger will result in the loss of customers or key employees or the diversion of management’s attention from other important issues. This integration may or may not be successful. Assuming that the Merger is effected, we cannot offer any assurances that we and CapitalSource can successfully integrate or realize any of the anticipated benefits.

Applicable regulations affecting savings and loan holding companies could negatively impact both CapitalSource’s commercial lending and investing business and the business of the Bank following the Merger.

        Currently, CapitalSource is not regulated as a savings and loan holding company or bank holding company and does not control any FDIC-insured depository institution. Savings banks such as the Bank are subject to extensive regulation of their activities and investments, their capitalization, their risk management policies and procedures, and their relationships with affiliated companies. Upon acquiring control of the Bank and becoming a savings and loan holding company assuming that the Merger is effected, CapitalSource’s operations would be limited to financial and certain real estate-related activities. These limitations may require CapitalSource to curtail or divest some of its current commercial lending and investment business activities. For instance, in connection with its loans used by financial sponsors to finance purchases of companies, CapitalSource commonly is granted the opportunity to acquire equity in a borrower at the same time and on substantially the same terms as the financial sponsor. Some of these equity investments exceed 5% of the borrower’s equity. If CapitalSource does not acquire merchant banking authority that will enable it to conform these equity investments of more than 5% in non-financial entities to the requirements of the Home Owners’ Loan Act within two years of the acquisition of the Company, it will be required to divest them.

        In addition, as a condition to approving the Merger, the OTS may impose restrictions on the integration of the Bank’s banking and CapitalSource’s commercial lending and investing businesses, and may require prior approval of any future material changes to the Bank’s business plans. These regulations and conditions could constrain CapitalSource in pursuing future business opportunities following the Merger. These regulations and conditions, and CapitalSource’s inexperience with them, could also affect CapitalSource’s ability to realize synergies from the Merger, and could negatively affect both CapitalSource and the Bank following the Merger.

The value of the CapitalSource common stock our stockholders receive in the Merger may fluctuate after the Merger. Neither CapitalSource nor the Company can predict how the CapitalSource common stock will trade subsequent to the closing of the Merger if the Merger is completed.

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

        The Merger Agreement, so long as it is in effect, contains terms and conditions that make it more difficult for us to sell our business to a party other than CapitalSource. These “no shop” provisions impose restrictions on us that, subject to certain exceptions, limit our ability to discuss or facilitate competing third-party proposals to acquire all or a significant part of our company.

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

If economic conditions decline further, our financial condition and results of operations could continue to be adversely affected.

        Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, governmental policies of the communities in which we do business and actions of regulatory authorities. A further decline in the local or national economy could continue to adversely affect our financial condition and results of operations. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

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

        At December 31, 2007, $1.7 billion, or 52.2%, of our total loans consisted of multi-family residential, commercial real estate, land and land development, commercial construction and business loans. These types of loans generally expose a lender to a greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of such loans is dependent upon the successful operation of the property and the income stream of the borrowers. Additionally, these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of the Bank’s commercial borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

        At December 31, 2007, $513.6 million, or 15.4%, of our total loans consisted of residential construction loans. Our portfolio of residential construction loans increased dramatically in 2004, 2005 and 2006 as a result of our emphasis on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Risk of loss on a residential construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value when completed compared to the projected cost (including interest) of construction and other assumptions, including the approximate time to sell the property. Our ability to continue to originate and/or purchase residential construction loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of collateral, resulting in delinquencies and/or losses. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values or an increase in interest rates.

Our concentration of loans in certain areas of Florida and the Las Vegas, Nevada area may expose us to increased credit risk that may cause us to record additional provisions for loan losses and/or may result in future loan charge-offs.

        At December 31, 2007, $168.8 million, or 5.1%, of our total loans were collateralized by properties in the state of Florida. Among our Florida loans, $31.8 million were considered nonperforming residential construction loans at December 31, 2007. Approximately $26.5 million of our total nonperforming residential construction loans in Florida were purchased from TransLand. During the three months ended December 31, 2007 we charged off $25.5 million of TransLand residential construction loans, due in large part to a permanent decline in the estimated fair value of residential lots.

        At December 31, 2007, $247.3 million, or 7.4%, of our total loans were collateralized by properties in the state of Nevada, primarily in the Las Vegas, Nevada area. Our loans in the Las Vegas, Nevada area are primarily composed of land development, commercial construction and residential construction loans. At December 31, 2007, our nonperforming land development, commercial construction and residential construction loans in the Las Vegas, Nevada area totaled $30.4 million, $19.2 million and $7.6 million, respectively.

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

Potential future loan losses may increase.

        We maintain an allowance for loan losses that represents management’s best estimate of probable losses within our existing loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Over the past several years, historical loan losses had been low and our loan loss ratios had performed better than industry averages. During 2007, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent), impaired loans and charge-offs increased significantly. These increases were primarily attributable to the continued deterioration in the real estate market and the economy in general. We have been further impacted by the erosion of property values and an overall increase in housing inventory (both developed lots and completed houses) in many of the areas of the country in which we do business and where the collateral for our loans reside. Additionally, significantly tightened credit standards have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans. Loan losses related to residential construction loans increased during the year ended December 31, 2007. If the recent trend is prolonged and losses continue to increase, our results of operations will continue to be negatively impacted.

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

        Our cost of funds may increase because of general economic conditions, unfavorable conditions in capital markets, interest rates and competitive pressures. We have traditionally obtained funds primarily through deposits and borrowings. Generally, deposits are a preferable source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If deposit growth is inadequate to fund our operations we may have to rely on borrowings as a source of funds. Relying on borrowings as a primary funding source may have an adverse impact on our net interest margin.

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

Our stock price can be volatile.

        Our stock price can fluctuate in response to a variety of factors, including issues related to the consummation of the Merger with CapitalSource and the CapitalSource stock price; actual or anticipated variations in quarterly operating results; changes in our stockholder dividend policy; recommendations of securities analysts; and news media reports relating to trends, concerns and other issues in the financial services industry. Other factors that may influence our stock price include products or services offered by our competitors; operating and stock price performance of other companies that investors or analysts deem comparable to us; and changes in governmental regulations.

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

        Effective internal and disclosure controls are necessary for us to provide reliable financial reports, to effectively prevent fraud and to operate successfully as a public company. If we were unable to provide accurate and reliable financial reports or prevent fraud, our reputation and results of operations would be adversely effected. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls as defined under standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) that require remediation. Under PCAOB standards, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

        For further information regarding our properties, see “Note 20 – Lease Commitments” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K.

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

        Oral argument of the appeal was heard before a three-judge panel of the Court of Appeals on November 8, 2007. On March 5, 2008, the Court of Appeals panel rendered a split decision. The majority found in favor of the U.S. thereby reversing the Federal Claims Court’s damage award and denying the cross-appeal. A separate dissenting opinion would have sustained the Federal Claims Court’s award for the Bank. We are currently evaluating our legal options and have not made a determination as to what, if any, further actions will be taken. There can be no assurance as to the type or amount of damages, if any, that we may recover or the timing, if we are successful, for receipt by us of any damages from the U.S.

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

        Pursuant to an Inter-Creditor Settlement Agreement dated November 25, 2007, the petitioning banks agreed to dismiss the involuntary Chapter 11 bankruptcy petition that had been filed against TransLand in return for the agreement by TransLand and certain of its principal creditors to proceed with the liquidation and distribution of TransLand’s remaining assets. The Bank will receive a proportionate share of the net proceeds, if any, realized from such liquidation. On December 4, 2007 the Bankruptcy Court entered an order approving the dismissal of the involuntary bankruptcy. The liquidation of TransLand’s assets is currently in process.

Item 4. Submission of Matters to a Vote of Security Holders

        On November 29, 2007, the Company held a special meeting of stockholders to obtain approval for the Agreement and Plan of Merger, dated May 17, 2007, by and among TierOne Corporation, CapitalSource Inc. and CapitalSource TRS Inc. Following is a summary of the result of the vote.

	Number of Votes
Proposal	For	Against	Abstain
To approve Merger Agreement and Plan of Merger	10,216,926	5,457,113	42,082

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Common Stock Price Summary. Our common stock trades on the NASDAQ Global Select Market under the symbol “TONE.” As of December 31, 2007, we had 1,454 stockholders of record, which does not include those persons or entities holding stock in nominee or “street” name through brokerage firms or others. The following table shows the high and low bid prices of our common stock during the periods indicated as well as the period end closing sales price and the dividend paid each quarter.

	2007				2006
	High	Low	Close	Dividend	High	Low	Close	Dividend
First Quarter	$32.04	$24.88	$27.04	$0.07	$34.00	$27.60	$33.95	$0.06
Second Quarter	32.98	24.01	30.10	0.08	35.58	30.69	33.77	0.07
Third Quarter	30.57	18.62	26.47	0.08	34.88	31.25	33.93	0.07
Fourth Quarter	28.16	18.62	22.15	0.08	34.12	30.36	31.61	0.07

        Common Stock Repurchase Activity. The following table details our purchases of common stock during the three months ended December 31, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 2007
Beginning Date - October 1, 2007
Ending Date - October 31, 2007	942	$23.44	942	1,519,006
November 2007
Beginning Date - November 1, 2007
Ending Date - November 30, 2007	--	--	--	1,519,006
December 2007
Beginning Date - December 1, 2007
Ending Date - December 31, 2007	314	23.45	314	1,518,692

Total shares purchased during the
three months ended December 31, 2007	1,256	$23.44	1,256	1,518,692

*	Information related to our publicly announced plan authorizing purchases of common stock during the three months ended December 31, 2007, is as follows:

Date Purchase Plan Announced	Number of Shares Approved for Purchase	Expiration Date of Purchase Plan
July 27, 2004	1,828,581	No stated expiration date

         Performance Graph. The following graph represents $100.00 invested in our common stock at the closing price of the common stock on December 31, 2002, and assumes the reinvestment of all dividends. The graph demonstrates comparison of the cumulative total returns for the common stock of TierOne Corporation, the Russell 2000 Index and the SNL Securities $1B — $5B Thrift Index for the periods indicated.

        The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing.

Source: SNL Financial LC, Charlottesville, VA © 2007

Item 6. Selected Financial Data

	At or For the Year Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003
Selected Statement of Income Data:
Total interest income	$234,021	$223,887	$177,343	$124,980	$110,820
Total interest expense	117,901	98,019	72,428	47,769	40,871

Net interest income	116,120	125,868	104,915	77,211	69,949
Provision for loan losses	68,101	6,053	6,436	4,887	4,271

Net interest income after provision
for loan losses	48,019	119,815	98,479	72,324	65,678

Total noninterest income	30,337	29,084	26,585	23,905	19,859
Total noninterest expense	95,057	81,769	72,450	58,212	47,520

Income (loss) before income taxes	(16,701)	67,130	52,614	38,017	38,017
Income tax expense (benefit)	(4,276)	25,815	19,782	14,152	14,202

Net income (loss)	$(12,425)	$41,315	$32,832	$23,865	$23,815

Net income (loss) per common share, basic	$(0.74)	$2.50	$2.02	$1.42	$1.18
Net income (loss) per common share, diluted	$(0.74)	$2.41	$1.97	$1.39	$1.16
Dividends declared per common share	$0.31	$0.27	$0.23	$0.20	$--

Selected Financial Condition Data:
Total assets	$3,537,766	$3,431,169	$3,222,275	$3,048,081	$2,207,868
Cash and cash equivalents	241,461	86,808	88,034	70,030	34,901
Investment securities	130,551	105,090	102,725	127,883	43,657
Mortgage-backed securities	6,689	12,272	19,752	36,175	15,712
Net loans after allowance for loan losses	2,909,589	3,017,031	2,813,800	2,628,155	2,016,596
Deposits	2,430,544	2,052,343	2,038,319	1,864,761	1,216,763
FHLBank Topeka advances and
other borrowings	689,288	962,376	814,924	841,666	645,696
Stockholders’ equity	345,590	353,283	308,867	277,023	295,089

Selected Operating Ratios:
Average yield on interest-earning assets	7.21%	7.24%	6.05%	5.33%	5.51%
Average rate on interest-bearing liabilities	4.06%	3.52%	2.72%	2.31%	2.46%
Average interest rate spread (1)	3.15%	3.72%	3.33%	3.02%	3.05%
Net interest margin (1)	3.58%	4.07%	3.58%	3.29%	3.48%
Average interest-earning assets to
average interest-bearing liabilities	111.80%	110.95%	110.10%	113.29%	120.94%
Net interest income after provision for
loan losses to noninterest expense	50.52%	146.53%	135.93%	124.24%	138.21%
Total noninterest expense to average assets (2)	2.74%	2.48%	2.31%	2.35%	2.26%
Efficiency ratio (2)(3)	63.78%	51.64%	53.70%	56.95%	52.91%
Return on average assets (2)	-0.36%	1.25%	1.05%	0.96%	1.13%
Return on average equity (2)	-3.39%	12.48%	11.28%	8.53%	7.04%
Average equity to average assets (2)	10.56%	10.04%	9.29%	11.29%	16.11%
Return on tangible equity (2)(4)	-3.89%	14.59%	13.58%	9.08%	7.04%

(1) Excluding the receipt of a $2.7 million loan prepayment fee, our average interest rate spread and net interest margin would have been 3.63% and 3.99%, respectively, for the year ended December 31, 2006.
(2) Employee stock options were expensed beginning January 1, 2006.
(3) Efficiency ratio is calculated as total noninterest expense, less amortization expense of other intangible assets, as a percentage of the sum of net interest income and noninterest income.
(4) Return on tangible equity is calculated as annualized net income (loss) as a percentage of average stockholders’ equity adjusted for goodwill and other intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        We are a Nebraska-based financial services holding company that offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through TierOne Bank, our wholly owned banking subsidiary. TierOne Bank’s franchise network includes 69 banking offices located in Nebraska, Iowa and Kansas and nine loan production offices located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina.

        As a regional community bank, our goal is to provide our customers competitive financial services through a positive, quality service environment that distinguishes us from our competition. This is achieved by our strategic focus on our core businesses of mortgage and business lending and retail banking that has contributed to the Bank’s history of growth. At December 31, 2007, the Company had total assets of $3.5 billion, net loan receivables of $3.0 billion, total deposits of $2.4 billion and stockholders equity of $345.6 million.

        The following is a discussion and analysis of the Company’s financial condition and results of operations including information on the Company’s critical accounting policies, asset/liability management, liquidity and capital resources and contractual obligations. Information contained in this Management’s Discussion and Analysis should be read in conjunction with the disclosure regarding “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995,” as well as the discussion set forth in “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data.”

Critical Accounting Policies

        See “Note 1 – Summary of Significant Accounting Policies” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K for a summary of our significant accounting policies. Various elements of our accounting policies, by nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to recognize income, determine the allowance for loan losses, evaluating investment and mortgage-backed securities for impairment, evaluating goodwill and other intangible assets, valuation of mortgage servicing rights, valuation and measurement of derivatives and commitments, valuation of real estate owned and estimating income taxes are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our financial condition and results of operations.

        Income Recognition. We recognize interest income by methods that conform to GAAP. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after a loan is contractually delinquent 90 days or more, we discontinue the accrual of interest and charge-off all previously accrued interest. Interest received on nonperforming loans is included in income only if principal recovery is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current and the collectibility of the total contractual principal and interest is no longer in doubt.

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

        Our policy is to evaluate annually the carrying value of our reporting unit goodwill and identifiable assets not subject to amortization. Goodwill was established in connection with the UNFC acquisition.

        We have identified a single reporting unit for purposes of goodwill impairment testing. The impairment test is therefore performed on a consolidated basis. We perform our goodwill impairment analysis on an annual basis during the third quarter. Additional impairment analysis may be performed if circumstances or events occur which may have an impact on the fair value of our goodwill. Potential impairment is indicated when the carrying value of the entity, including goodwill, exceeds its fair value. If potential for impairment exists, the fair value of the entity is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the entity’s goodwill. Impairment loss is recognized for any excess of the carrying value of the entity’s goodwill over the implied fair value. We performed our impairment analysis as of September 30, 2007 and concluded that no potential impairment of goodwill existed as the fair value of our goodwill exceeded its carrying value. Additionally, we performed our impairment analysis as of December 31, 2007 due to the decline in our stock price and prevailing economic conditions and concluded that no potential impairment existed.

        The value of core deposit intangible assets acquired in connection with the UNFC and Marine Bank transactions, which is subject to amortization, is included in the Consolidated Statements of Financial Condition as other intangible assets. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition, account runoff, alternative funding costs, deposit servicing costs and discount rates. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in the Consolidated Statements of Operations as other operating expense.

        We review our core deposit intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to the identifiable intangible assets. For the years ended December 31, 2007, 2006 and 2005, no events or circumstances triggered an impairment charge against our core deposit intangible assets.

        Mortgage Servicing Rights. On January 1, 2007 we adopted SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”). In accordance with SFAS No. 156, we have elected to continue to utilize the amortization method for all of our mortgage servicing right assets, thus, carrying our mortgage servicing rights at the “lower of cost or market” (fair value). Under the amortization method, we amortize mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as a result of new servicing assets is reported as net gain on sale of loans held for sale in the Consolidated Statements of Operations. Loan servicing fees, net of amortization of mortgage servicing rights, is recorded in fees and service charges in the Consolidated Statements of Operations.

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

        We utilize estimates of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future pre-tax income should prove nonexistent or less than the amount of temporary differences giving rise to the net deferred tax assets within the tax years to which they may be applied, the assets will not be realized and our financial results will be adversely affected.

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. Any interest and penalties related to uncertain tax positions are recorded in income tax expense in the Consolidated Statements of Operations.

Comparison of Financial Condition at December 31, 2007 and 2006

        General. Our total assets were $3.5 billion at December 31, 2007, an increase of $106.6 million, or 3.1%, compared to $3.4 billion at December 31, 2006.

        Cash and Cash Equivalents. Our cash and cash equivalents totaled $241.5 million at December 31, 2007, an increase of $154.7 million, or 178.2%, compared to $86.8 million at December 31, 2006. The increase was primarily attributable to an increase in deposits and a decrease in net loans partially offset by the repayment of FHLBank advances and other borrowings.

        Investment Securities. Our available for sale investment securities totaled $130.5 million at December 31, 2007, an increase of $25.5 million, or 24.3%, compared to $105.0 million at December 31, 2006. During the year ended December 31, 2007 we had security purchases of $318.4 million which were partially offset by $295.8 million in proceeds from maturing and sold investment securities. The securities purchased during 2007 were primarily agency obligations that were purchased to collateralize deposits.

        Mortgage-Backed Securities. Our mortgage-backed securities, all of which are recorded as available for sale, totaled $6.7 million at December 31, 2007, a decrease of $5.6 million, or 45.5%, compared to $12.3 million at December 31, 2006. The decrease in our mortgage-backed securities was the result of $5.6 million of principal payments received during the year ended December 31, 2007.

        Loans Receivable. Net loans totaled $3.0 billion at December 31, 2007, a decrease of $74.0 million, or 2.4%, compared to $3.1 billion at December 31, 2006. During the year ended December 31, 2007, we originated $1.6 billion of loans (exclusive of warehouse mortgage lines of credit) and purchased $411.4 million of loans. These increases were offset by $2.0 billion of principal repayments (exclusive of warehouse mortgage lines of credit) and $344.0 million of loan sales. The following table details the composition of our loan portfolio at the dates indicated:

	At December 31,
(Dollars in thousands)	2007	2006	Increase (Decrease)	% Change
One-to-four family residential (1)	$314,623	$339,080	$(24,457)	(7.21)%
Second mortgage residential	95,477	120,510	(25,033)	(20.77)
Multi-family residential	106,678	148,922	(42,244)	(28.37)
Commercial real estate	370,910	396,620	(25,710)	(6.48)
Land and land development	473,346	494,887	(21,541)	(4.35)
Residential construction	513,560	780,991	(267,431)	(34.24)
Commercial construction	540,797	491,997	48,800	9.92
Agriculture - real estate	91,068	68,459	22,609	33.03
Business	252,712	220,669	32,043	14.52
Agriculture - operating	100,365	94,455	5,910	6.26
Warehouse mortgage lines of credit	86,081	112,645	(26,564)	(23.58)
Consumer	397,247	413,000	(15,753)	(3.81)

Total loans	3,342,864	3,682,235	(339,371)	(9.22)

Unamortized premiums, discounts
and deferred loan fees	9,451	5,602	3,849	68.71
Loans in process (2):
Land and land development	(84,765)	(122,640)	37,875	(30.88)
Residential construction	(139,514)	(283,394)	143,880	(50.77)
Commercial construction	(151,907)	(231,643)	79,736	(34.42)

Net loans	$2,976,129	$3,050,160	$(74,031)	(2.43)%

(1) Includes loans held for sale	$9,348	$19,285	$(9,937)	(51.53)%

(2) Loans in process represents the undisbursed portion of construction and land development loans.

        At December 31, 2007, the outstanding balance (net of loans in process) of our residential construction loans was $374.0 million, a decrease of $123.6 million, or 24.8%, compared to $497.6 million at December 31, 2006. The outstanding balance (net of loans in process) of our commercial construction loans was $388.9 million at December 31, 2007, an increase of $128.5 million, or 49.4%, compared to $260.4 million at December 31, 2006. The outstanding balance of our land and land development loans was $388.6 million at December 31, 2007, an increase of $16.3 million, or 4.4%, compared to $372.2 million at December 31, 2006.

        The decrease in net loans at December 31, 2007 was primarily attributable to a decrease in loan originations and purchases, loan payoffs and periodic payments on loans. The decrease in the level of loan originations and purchases was primarily attributable to a decrease in demand resulting from the continued deterioration in the real estate market and the economy in general. We have taken a number of steps related to the realignment of certain credit administration functions, including the addition of personnel with extensive depth and expertise in credit analysis, and we continue to tighten credit policies.

        We maintain a corporate policy of not participating in subprime residential real estate lending or negative amortizing mortgage products. The Office of Thrift Supervision, our federal regulatory agency, defines subprime loans as loans to borrowers displaying one or more credit risk characteristics including lending to a borrower with a credit bureau risk score (FICO) of 660 or below. Furthermore, we have not participated in collateralized loan obligations (CLO), collateralized debt obligations (CDO), structured investment vehicles (SIV) or asset-backed commercial paper (ABCP).

        Allowance for Loan Losses. Our allowance for loan losses increased $33.4 million, or 100.9%, to $66.5 million at December 31, 2007 compared to $33.1 million at December 31, 2006. During the year ended December 31, 2007 we recorded provisions for loan losses totaling $68.1 million and had net charge-offs of $32.0 million. Our allowance for loan losses as a percentage of nonperforming loans was 51.79% at December 31, 2007 compared to 110.25% at December 31, 2006. Our ratio of the allowance for loan losses to net loans was 2.24% and 1.09% at December 31, 2007 and 2006, respectively. The following table details our nonperforming and impaired loans for the periods presented:

	Nonperforming Loans			Impaired Loans
	At December 31,			At December 31,
(Dollars in thousands)	2007	2006	$ Change	2007	2006	$ Change
One-to-four family residential	$7,029	$1,611	$5,418	$--	$--	$--
Second mortgage residential	487	234	253	50	4	46
Multi-family residential	603	1,152	(549)	603	--	603
Commercial real estate	590	324	266	482	99	383
Land and land development	38,708	4,696	34,012	51,120	--	51,120
Residential construction	57,709	18,074	39,635	51,885	459	51,426
Commercial construction	19,184	--	19,184	19,184	--	19,184
Agriculture - real estate	159	50	109	--	--	--
Business	1,268	2,280	(1,012)	765	2,048	(1,283)
Agriculture - operating	134	139	(5)	24	65	(41)
Consumer	2,619	1,490	1,129	1,833	1,116	717

Total	$128,490	$30,050	$98,440	$125,946	$3,791	$122,155

        The increase in our allowance for loan losses was primarily attributable to an increase in delinquent, nonperforming and impaired loans. During 2007, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent) and impaired loans increased significantly. These increases were primarily attributable to the continued deterioration in the real estate market and the economy in general. We have been further impacted by the erosion of property values and an overall increase in housing inventory (both developed lots and completed houses) in many of the areas of the country in which we do business and where the collateral for our loans reside. Additionally, significantly tightened credit standards have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans.

        Our allowance for loan losses related to impaired loans totaled $24.6 million at December 31, 2007 compared to $152,000 at December 31, 2006. Actual losses are dependent upon future events and, as such, further changes to the level of allowance for loan losses may become necessary based on changes in economic conditions and other factors.

        At December 31, 2007, our nonperforming residential construction loans totaled $57.7 million of which $31.8 million were located in Florida. Approximately $26.5 million of our total nonperforming residential construction loans had been purchased from TransLand Financial Services, Inc. (“TransLand”), a Florida mortgage brokerage firm. To limit our geographic loan concentration, we discontinued purchasing residential construction loans in the Cape Coral area of Lee County, Florida from TransLand by December 31, 2005.

        At December 31, 2007, we had classified $51.9 million of our total residential construction loans as impaired, of which $33.1 million relate to loans purchased from TransLand. We have established an allowance for loan losses related to the TransLand loans which have been classified as impaired of $11.5 million at December 31, 2007.

        As previously disclosed in regulatory filings with the Securities and Exchange Commission, we reported that we have a group of residential construction loans we purchased from TransLand which were primarily located in the Cape Coral area of southwest Florida. These loans were originally made to individual homebuyers wishing to build a second or retirement home. Subsequent to the filing of our June 30, 2007 Quarterly Report on Form 10-Q, we assumed servicing of all loans purchased from TransLand. During our due diligence process related to the transfer of residential construction loan servicing from TransLand to the Bank, alleged fraudulent servicing practices were discovered. The majority of the alleged fraud related to the withholding of loan payoff proceeds and periodic payments. A joint petition for involuntary Chapter 11 bankruptcy was filed on August 23, 2007 in the United States Bankruptcy Court for the Middle District of Florida (“Court”) by the Bank and two other financial institutions against TransLand. A court-appointed examiner furnished a detailed report documenting the alleged fraudulent activity. In December 2007, the Court entered an order approving the petitioning banks’ plan to agree to dismiss the bankruptcy petition in return for the agreement by TransLand and certain of its principal creditors to proceed with the liquidation and proportional distribution of TransLand’s remaining assets. The liquidation of TransLand’s assets is currently in process.

        In addition to seeking recoveries from TransLand, the Bank is also insured up to $7.5 million against fraudulent activity by loan servicers. A $12.2 million receivable from TransLand associated with the alleged misappropriation of loan payoff proceeds and periodic payments due to the Bank was reclassified from loans receivable to other assets on the Company’s Consolidated Statements of Financial Condition at September 30, 2007. We believe that it is probable we will collect the proceeds on the insurance bond. We wrote-off as a charge to other operating expense $4.8 million during the three months ended September 30, 2007 in connection with the TransLand receivable. This amount represents the excess of the aggregate TransLand receivable over the amount of our insurance coverage. During the three months ended December 31, 2007, we recovered $1.6 million related to the TransLand receivable write-off. Any future recoveries from TransLand would be recorded as other operating income in the period the funds are received.

        FHLBank Topeka Stock. FHLBank stock totaled $65.8 million at December 31, 2007, an increase of $3.8 million, or 6.2%, compared to $62.0 million at December 31, 2006. The increase was attributable to FHLBank dividends paid in stock received during the year ended December 31, 2007.

        Premises and Equipment. Premises and equipment decreased $1.8 million, or 4.5%, to $38.0 million at December 31, 2007 compared to $39.8 million at December 31, 2006. The decrease was attributable to $4.0 million of depreciation and amortization expense which was partially offset by $2.2 million in asset additions. Additions during the year ended December 31, 2007 consisted primarily of computer equipment, furniture and software.

        Goodwill. Goodwill totaled $42.1 million at December 31, 2007, a decrease of $127,000, or 0.3%, compared to $42.2 million at December 31, 2006 and relates to the 2004 acquisition of UNFC. The decline in goodwill is attributable to the realization of a $61,000 tax benefit related to the UNFC acquisition and a $66,000 adjustment resulting from the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48.

        Other Intangible Assets. Other intangible assets totaled $6.7 million at December 31, 2007, a decrease of $1.6 million, or 19.6%, compared to $8.4 million at December 31, 2006 and relates to the core deposit intangible assets recorded as a result of the UNFC acquisition and the Marine Bank transaction. The decrease was attributable to $1.6 million in amortization during the year ended December 31, 2007.

        Other Assets. Other assets increased $39.0 million, or 177.0%, to $61.0 million at December 31, 2007 compared to $22.0 million at December 31, 2006. Other assets consists primarily of prepaid expenses, miscellaneous receivables and other miscellaneous assets. The increase in other assets at December 31, 2007 is primarily attributable to an $18.2 million increase in deferred tax assets, an $8.0 million income tax receivable and a $7.4 million receivable related to TransLand. The increase in deferred tax assets was primarily related to the increase in our allowance for loan losses and the accelerated recognition of deferred loan fees.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $3.2 billion at December 31, 2007, an increase of $114.3 million, or 3.7%, compared to $3.1 billion at December 31, 2006. We utilized increased deposits to reduce our FHLBank advances during the year ended December 31, 2007.

        Deposits. Deposits increased $378.2 million, or 18.4%, to $2.4 billion at December 31, 2007 compared to $2.1 billion at December 31, 2006.

	At December 31,
(Dollars in thousands)	2007	2006	Increase (Decrease)	% Change
Noninterest-bearing checking	$164,275	$154,123	$10,152	6.59%
Savings	188,613	45,452	143,161	314.97
Interest-bearing checking	328,267	349,033	(20,766)	(5.95)
Money market	350,276	383,182	(32,906)	(8.59)
Time deposits	1,399,113	1,120,553	278,560	24.86

Total retail deposits	2,430,544	2,052,343	378,201	18.43
Brokered time deposits	--	--	--	--

Total deposits	$2,430,544	$2,052,343	$378,201	18.43%

        Our transaction accounts (checking, savings and money market) totaled $1.0 billion at December 31, 2007, an increase of $99.6 million, or 10.7%, compared to $931.8 million at December 31, 2006. The increase in our savings accounts was attributable to a new savings account which was introduced during the three months ended September 30, 2007. The number of transaction accounts increased by 4,800 accounts, or 3.7%, to 133,400 accounts compared to 128,600 accounts at December 31, 2006. The weighted average interest rate of our transaction accounts was 1.96% at December 31, 2007 compared to 1.68% at December 31, 2006. The increase in our time deposits was primarily the result of marketing promotions throughout 2007. The weighted average interest rate of our time deposits was 4.96% at December 31, 2007 compared to 4.81% at December 31, 2006.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $689.3 million at December 31, 2007, a decrease of $273.1 million, or 28.4%, compared to $962.4 million at December 31, 2006. The decrease in FHLBank advances and other borrowings at December 31, 2007 was primarily attributable to the utilization of increased deposits to reduce our FHLBank advances. During the year ended December 31, 2007 we executed one new FHLBank term advance in the amount of $50.0 million at an interest rate of 3.94%. Additionally, we paid off eight FHLBank term advances which were called during the year ended December 31, 2007 totaling $250.0 million. The weighted average interest rate on FHLBank advances which were called by the FHLBank during the year ended December 31, 2007 was 3.61%. We did not have an outstanding balance on our FHLBank line of credit at December 31, 2007 compared to an outstanding balance of $72.5 million at December 31, 2006. The weighted average interest rate on our FHLBank advances and other borrowings was 4.50% at December 31, 2007, an increase of 10 basis points compared to 4.40% at December 31, 2006.

        Accrued Expenses and Other Liabilities. Our accrued expenses and other liabilities totaled $35.9 million at December 31, 2007, an increase of $6.5 million, or 22.2%, compared to $29.3 million at December 31, 2006. The primary items comprising accrued expenses and other liabilities are deferred compensation agreements, loan servicing payments and other miscellaneous accrued expenses.

        Stockholders’ Equity. At December 31, 2007, stockholders’ equity totaled $345.6 million, a decrease of $7.7 million, or 2.2%, compared to $353.3 million at December 31, 2006. The decrease in stockholders’ equity was primarily the result of a net loss of $12.4 million and cash dividends of $5.2 million paid to our stockholders during the year ended December 31, 2007. This decrease was partially offset by $3.9 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”), $2.9 million related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”) and $1.7 million related to amortization of stock options under the 2003 Stock Option Plan (“SOP”). We paid cash dividends of $0.07 per share on March 31, 2007 to stockholders of record on March 15, 2007 and $0.08 per common share on June 29, 2007, September 28, 2007 and December 31, 2007 to stockholders of record on June 15, 2007, September 14, 2007 and December 14, 2007.

        On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to 1,828,581 shares of our outstanding common stock. There is no stated expiration date for this authorization. We repurchased 8,367 shares of our outstanding common stock to support employee benefit programs during the year ended December 31, 2007. The weighted average price paid per repurchased common share was $24.39 for the year ended December 31, 2007. After accounting for earlier repurchases, at December 31, 2007, the total remaining common stock repurchase authority was 1,518,692 shares. These shares may be repurchased when permissible under the Merger Agreement and SEC guidelines. For further discussion regarding our common stock repurchases, see Part II, Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

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

	At December 31,
(Dollars in thousands)	2006	2005	Increase (Decrease)	% Change
One-to-four family residential (1)	$339,080	$384,722	$(45,642)	(11.86)%
Second mortgage residential	120,510	160,208	(39,698)	(24.78)
Multi-family residential	148,922	166,579	(17,657)	(10.60)
Commercial real estate	396,620	402,504	(5,884)	(1.46)
Land and land development	494,887	289,916	204,971	70.70
Residential construction	780,991	943,378	(162,387)	(17.21)
Commercial construction	491,997	351,767	140,230	39.86
Agriculture - real estate	68,459	57,008	11,451	20.09
Business	220,669	177,592	43,077	24.26
Agriculture - operating	94,455	72,518	21,937	30.25
Warehouse mortgage lines of credit	112,645	95,174	17,471	18.36
Consumer	413,000	407,113	5,887	1.45

Total loans	3,682,235	3,508,479	173,756	4.95

Unamortized premiums, discounts
and deferred loan fees	5,602	4,778	824	17.25
Loans in process (2):
Land and land development	(122,640)	(84,811)	(37,829)	44.60
Residential construction	(283,394)	(440,885)	157,491	(35.72)
Commercial construction	(231,643)	(142,891)	(88,752)	62.11

Net loans	$3,050,160	$2,844,670	$205,490	7.22%

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

	At December 31,
(Dollars in thousands)	2006	2005	Increase (Decreease)	% Change
Noninterest-bearing checking	$154,123	$138,578	$15,545	11.22%
Savings	45,452	57,037	(11,585)	(20.31)
Interest-bearing checking	349,033	398,094	(49,061)	(12.32)
Money market	383,182	338,518	44,664	13.19
Time deposits	1,120,553	1,028,128	92,425	8.99

Total retail deposits	2,052,343	1,960,355	91,988	4.69
Brokered time deposits	--	77,964	(77,964)	(100.0	0)

Total deposits	$2,052,343	$2,038,319	$14,024	0.69%

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

        Stockholders’ Equity. At December 31, 2006, stockholders’ equity totaled $353.3 million, an increase of $44.4 million, or 14.4%, compared to $308.9 million at December 31, 2005. The increase in stockholders’ equity primarily reflected net income of $41.3 million during the year ended December 31, 2006, $4.9 million related to common stock earned by participants in the ESOP, $2.9 million related to amortization of awards under the 2003 MRRP and $1.7 million related to amortization of stock options under the 2003 SOP. These increases were partially offset by $4.8 million in stock repurchases and $4.5 million in cash dividends paid to our stockholders. We paid cash dividends of $0.06 per common share on March 31, 2006 to stockholders of record on March 15, 2006 and $0.07 per common share on June 30, 2006, September 29, 2006 and December 29, 2006 to stockholders of record on June 15, 2006, September 15, 2006 and December 15, 2006.

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

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

        Net Income (Loss). Net loss for the year ended December 31, 2007 was $12.4 million, or $0.74 per diluted and basic share, compared to net income of $41.3 million, or $2.41 per diluted share ($2.50 per basic share), for the year ended December 31, 2006. The decrease in our net income for the year ended December 31, 2007 compared to the same period in 2006 was primarily attributable to the increase in the provision for loan losses resulting from an increased level of nonperforming loans. A recent appellate court decision in our federal goodwill litigation (see Item 3. Legal Proceedings for additional information) resulted in a 2007 fourth quarter pretax charge of $560,000 recorded in other operating expense to reflect fees and expenses incurred during the appeal process which had previously been capitalized. The impact after income tax benefits of $202,000 was $358,000. The appellate court rendered its decision after we had reported our financial results for the quarter and year ended December 31, 2007. Our 2007 Consolidated Statement of Operations and related loss per share data in this Annual Report on Form 10-K have been updated accordingly.

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

        Net interest income, average interest rate spread and net interest margin for the year ended December 31, 2007 were negatively affected by the increased balance of our nonperforming loans as we do not recognize interest income on nonperforming loans (loans 90 days or more past due). We had nonperforming loans totaling $128.5 million and $30.1 million at December 31, 2007 and 2006, respectively.

        Net interest income before provision for loan losses totaled $116.1 million for the year ended December 31, 2007, a decrease of $9.7 million, or 7.7%, compared to $125.9 million for the year ended December 31, 2006. The decrease in net interest income for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily attributable to an 86 basis point increase in the average rate paid on time deposits and an increase of $201.8 million in the average balance of time deposits. Our net interest income for the year ended December 31, 2006 was supplemented by a $2.7 million loan prepayment fee collected on a commercial real estate loan.

        Our average interest rate spread was 3.15% for the year ended December 31, 2007 compared to 3.72% for the year ended December 31, 2006. The decrease in our average interest rate spread was attributable to an increase in the average rate paid on interest-bearing liabilities, primarily time deposits. Our average interest rate spread was also negatively affected by our increased level of nonperforming loans.

        The average yield on interest-earning assets was 7.21% for the year ended December 31, 2007, a three basis point decrease compared to 7.24% for the year ended December 31, 2006. Our average rate paid on interest bearing liabilities was 4.06% for the year ended December 31, 2007, an increase of 54 basis points compared to 3.52% for the year ended December 31, 2006. The increase in the average rate paid on interest-bearing liabilities was primarily the result of customers migrating to higher-yielding deposit products such as time deposits.

        Our net interest margin was 3.58% for the year ended December 31, 2007 compared to 4.07% for the year ended December 31, 2006. The decrease in net interest margin was primarily attributable to the increased average interest rate on our interest-bearing liabilities, primarily time deposits. This decrease was partially offset by the increase in the average balance of loans receivable. Our net interest margin for the year ended December 31, 2007 compared to the year ended December 31, 2006 was negatively impacted by the increased balance of nonperforming loans.

        We anticipate that our average interest rate spread and net interest margin may further compress during 2008 due to slower loan growth and increasing levels of nonperforming loans.

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

	Year Ended December 31,
	2007			2006			2005
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$59,189	$2,841	4.80%	$1,934	$85	4.40%	$25	$1	4.00%
Investment securities (1)	199,199	10,748	5.40%	167,587	8,422	5.03%	173,012	7,143	4.13%
Mortgage-backed securities (1)	9,309	386	4.15%	16,200	653	4.03%	27,961	1,022	3.66%
Loans receivable (2)	2,976,069	220,046	7.39%	2,904,606	214,727	7.39%	2,732,360	169,177	6.19%

Total interest-earning assets	3,243,766	234,021	7.21%	3,090,327	223,887	7.24%	2,933,358	177,343	6.05%
Noninterest-earning assets	225,002			205,289			196,703

Total assets	$3,468,768			$3,295,616			$3,130,061

Interest-bearing liabilities:
Interest-bearing checking accounts	$326,545	$3,692	1.13%	$361,056	$4,147	1.15%	$386,968	$3,055	0.79%
Savings accounts	90,036	2,427	2.70%	51,643	263	0.51%	68,909	410	0.59%
Money market accounts	385,210	11,699	3.04%	393,807	11,102	2.82%	313,802	5,095	1.62%
Time deposits	1,287,195	64,163	4.98%	1,085,350	44,715	4.12%	1,059,876	33,387	3.15%

Total interest-bearing deposits	2,088,986	81,981	3.92%	1,891,856	60,227	3.18%	1,829,555	41,947	2.29%
FHLBank Topeka advances and
other borrowings	812,360	35,920	4.42%	893,420	37,792	4.23%	834,595	30,481	3.65%

Total interest-bearing liabilities	2,901,346	117,901	4.06%	2,785,276	98,019	3.52%	2,664,150	72,428	2.72%
Noninterest-bearing accounts	135,617			119,394			112,902
Other liabilities	65,659			59,929			62,074

Total liabilities	3,102,622			2,964,599			2,839,126
Stockholders’ equity	366,146			331,017			290,935

Total liabilities and
stockholders’ equity	$3,468,768			$3,295,616			$3,130,061

Net interest-earnings assets	$342,420			$305,051		`	$269,208
Net interest income; average
interest rate spread		$116,120	3.15%		$125,868	3.72%		$104,915	3.33%
Net interest margin (3)			3.58%			4.07%			3.58%
Average interest-earning assets to
average interest-bearing liabilities			111.80%			110.95%			110.10%

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

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Federal funds sold	$9	$2,747	$2,756	$--	$84	$84
Investment securities	653	1,673	2,326	1,510	(231)	1,279
Mortgage-backed securities	18	(285)	(267)	95	(464)	(369)
Loans receivable (1)	--	5,319	5,319	34,373	11,177	45,550

Total interest income	680	9,454	10,134	35,978	10,566	46,544

Interest expense:
Interest-bearing
checking accounts	(70)	(385)	(455)	1,309	(217)	1,092
Savings accounts	1,844	320	2,164	(51)	(96)	(147)
Money market accounts	845	(248)	597	4,469	1,538	6,007
Time deposits	10,285	9,163	19,448	10,508	820	11,328

Total interest expense
on deposits	12,904	8,850	21,754	16,235	2,045	18,280
FHLBank Topeka advances and
other borrowings	1,651	(3,523)	(1,872)	5,065	2,246	7,311

Total interest expense	14,555	5,327	19,882	21,300	4,291	25,591

Net change in net interest income	$(13,875)	$4,127	$(9,748)	$14,678	$6,275	$20,953

(1) Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.

        Interest Income. For the year ended December 31, 2007 our total interest income was $234.0 million, an increase of $10.1 million, or 4.5%, compared to $223.9 million for the year ended December 31, 2006. Interest income on loans receivable totaled $220.0 million for the year ended December 31, 2007, an increase of $5.3 million, or 2.5%, compared to $214.7 million for the year ended December 31, 2006. The average balance of loans receivable totaled $3.0 billion for the year ended December 31, 2007, an increase of $71.5 million, or 2.5%, compared to $2.9 billion for the year ended December 31, 2006. The average yield earned on the loan portfolio was 7.39% for both of the years ended December 31, 2007 and 2006.

        The increase in total interest income for the year ended December 31, 2007 was primarily attributable to an increase in interest income on loans receivable. The increase in interest income on loans receivable was attributable to an increase in the average balance of loans receivable. The increases in the average balance of loans receivable was offset by the increased balance of nonperforming loans.

        Interest Expense. Our total interest expense for the year ended December 31, 2007 was $117.9 million, an increase of $19.9 million, or 20.3%, compared to $98.0 million for the year ended December 31, 2006. Interest expense on deposits totaled $82.0 million for the year ended December 31, 2007, an increase of $21.8 million, or 36.1%, compared to $60.2 million for the year ended December 31, 2006. Interest expense on FHLBank advances and other borrowings declined $1.9 million, or 5.0%, to $35.9 million for the year ended December 31, 2007 compared to $37.8 million for the year ended December 31, 2006. The average rate paid on interest-bearing deposits was 3.92% and 3.18% for the years ended December 31, 2007 and 2006, respectively. The average rate paid on FHLBank advances and other borrowings increased to 4.42% for the year ended December 31, 2007 compared to 4.23% for the year ended December 31, 2006. Additionally, the average balance of our interest-bearing liabilities totaled $2.9 billion for the year ended December 31, 2007, an increase of $116.1 million, or 4.2%, compared to $2.8 billion for the year ended December 31, 2006. The average balance of our interest-bearing deposits increased $197.1 million, or 10.4%, to $2.1 billion for the year ended December 31, 2007 compared to $1.9 billion for the year ended December 31, 2006. The average balance of our FHLBank advances and other borrowings totaled $812.4 million for the year ended December 31, 2007, a decrease of $81.1 million, or 9.1%, compared to $893.4 million for the year ended December 31, 2006.

        The increase in interest expense was primarily attributable to an increase in the average rate paid on interest-bearing liabilities. This increase was primarily the result of increases in the average rate paid on and the average balance of time deposits. The increase in time deposits was the result of marketing promotions designed to attract new customers. Additionally, the increase was also attributable to customers migrating to other higher-yielding deposit products.

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

        We recorded a provision for loan losses of $68.1 million for the year ended December 31, 2007 compared to $6.1 million for the year ended December 31, 2006, an increase of $62.0 million. The increase in our provision for loan losses for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily attributable to the increase in our nonperforming residential construction, land and land development and commercial construction loans. The increase in our provision for loan losses was also attributable to an increase in the level of loans which were deemed impaired at December 31, 2007. The following table details nonperforming and impaired loans for selected loan types for the periods presented:

	Nonperforming Loans			Impaired Loans
	At December 31,			At December 31,
(Dollars in thousands)	2007	2006	$ Change	2007	2006	$ Change
Residential construction	$57,709	$18,074	$39,635	$51,885	$459	$51,426
Land and land development	38,708	4,696	34,012	51,120	--	51,120
Commercial construction	19,184	--	19,184	19,184	--	19,184

Total	$115,601	$22,770	$92,831	$122,189	$459	$121,730

        Our loan delinquency rate (30 or more days delinquent) at December 31, 2007 as a percentage of net loans (before allowance for loan losses) was 6.08% compared to 1.89% at December 31, 2006. Our level of nonperforming loans and loan delinquencies may continue to increase.

        During the years ended December 31, 2007 and 2006, we charged-off, net of recoveries, $32.0 million and $3.8 million, respectively. Charge-offs, net of recoveries, during the year ended December 31, 2007 consisted primarily of $26.4 million of residential construction loans, $2.0 million of consumer loans, $1.9 million of business loans and $1.6 million of commercial real estate loans. Included in the $26.4 million of residential construction loan charge-offs were $25.5 million of charge-offs related to loans acquired from TransLand. These charge-offs relate to a decline in the estimated fair value of residential lots due to the erosion of property values and an increase in housing inventory (both developed lots and completed houses) in the Cape Coral area of Lee County Florida. The decline in the fair value of residential lots in the Cape Coral area of Lee County Florida was deemed to be unrecoverable due to the large number of similar lots in the same geographical area and the current sale prices of similar lots in this area.

        Our charge-offs, net of recoveries, as a percentage of average loans outstanding were 1.07% and 0.13% for the years ended December 31, 2007 and 2006, respectively. Our strategy of focusing on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity subjects us to an increased level of credit risk which has resulted in an increased amount of nonperforming loans, loan delinquencies and charge-offs. Our volume and dollar amount of loan charge-offs and related provisions for loan losses may continue to increase in future periods.

        Noninterest Income. Noninterest income for the year ended December 31, 2007 was $30.3 million, an increase of $1.3 million, or 4.3%, compared to $29.1 million for the year ended December 31, 2006.

	Year Ended December 31,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Deposit account fees and service charges	$15,823	$15,054	$769	5.11%
Debit card fees	3,420	2,736	684	25.00
Lending fees and service charges	3,171	3,290	(119)	(3.62)
Commissions and management fee income	4,627	3,886	741	19.07
Loss from real estate operations, net	(445)	(268)	(177)	66.04
Net gain (loss) on sales of:
Investment securities	--	21	(21)	(100.00)
Loss on impairment of securities	(188)	--	(188)	N/A
Loans held for sale	2,844	2,084	760	36.47
Real estate owned	(225)	(135)	(90)	66.67
Gain on sale of branches	--	1,024	(1,024)	(100.00)
Other operating income	1,310	1,392	(82)	(5.89)

Total noninterest income	$30,337	$29,084	$1,253	4.31%

        Growth in noninterest income during the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily attributable to increases in deposit account fees and service charges, net gains on the sale of loans held for sale, commissions and management fee income and debit card fees. The increase in deposit account fees and service charges was primarily due to an increase in the number of transaction accounts. At December 31, 2007, we had 133,400 transaction accounts, an increase of 4,800 accounts, compared to December 31, 2006. The increase in commissions and management fee income was primarily attributable to fees collected by TierOne Financial, a subsidiary that administers the sale of securities and insurance products. The increase in debit card fees was largely due to transaction volume.

        Noninterest income for the year ended December 31, 2006 included a $1.0 million pre-tax gain on sale of two Kansas bank offices and related deposits.

        Noninterest Expense. Our noninterest expense increased by $13.3 million, or 16.3%, to $95.1 million for the year ended December 31, 2007 compared to $81.8 million for the year ended December 31, 2006.

	Year Ended December 31,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change
Employee compensation	$35,459	$31,864	$3,595	11.28%
Employee benefits	5,697	5,182	515	9.94
Payroll taxes	2,792	2,649	143	5.40
Management Recognition and Retention Plan	2,904	2,904	--	--
Employee Stock Ownership Plan	3,757	4,783	(1,026)	(21.45)
2003 Stock Option Plan	1,682	1,682	--	--
Occupancy, net	9,520	8,912	608	6.82
Data processing	2,443	2,200	243	11.05
Advertising	5,041	4,455	586	13.15
Core deposit intangible asset amortization	1,647	1,753	(106)	(6.05)
Professional services	5,880	2,308	3,572	154.77
TransLand receivable write-off	4,767	--	4,767	N/A
Partial recovery of TransLand receivable write-off	(1,633)	--	(1,633)	N/A
Provision for VISA lawsuit settlement	700	--	700	N/A
Other	14,401	13,077	1,324	10.12

Total noninterest expense	$95,057	$81,769	$13,288	16.25%

        The increase in noninterest expense during the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily attributable to the TransLand receivable write-off, increases in employee compensation, employee benefits, payroll taxes and professional services. At December 31, 2007, other assets included a $7.5 million insurance receivable relating to TransLand, less a $100,000 insurance policy deductible, that was not included in other assets at December 31, 2006. At September 30, 2007, we had a $12.2 million receivable from TransLand associated with the alleged misappropriation of loan payoff proceeds and periodic payments. At September 30, 2007, we recorded a write-off totaling $4.8 million of the TransLand receivable to other operating expense. This amount represents the excess of the aggregate TransLand receivable over the amount of our insurance coverage. During the three months ended December 31, 2007, we entered into a liquidation agreement with TransLand which allowed us to recover $1.6 million of the receivable previously charged-off. This liquidation agreement does not preclude us from recovering additional amounts related to the receivable write-off in future periods. We believe that it is probable we will collect the proceeds on the insurance bond. The increase in employee compensation, employee benefits and payroll taxes resulted from personnel growth and annual salary increases. At December 31, 2007 and 2006, we had 862 and 850 full-time equivalent employees, respectively. The increase in professional services expense for the year ended December 31, 2007 was primarily related to consulting, legal and accounting services associated with the proposed Merger, TransLand-related matters and the goodwill litigation expenses.

        We issue debit cards through Visa U.S.A. Inc. card association or its affiliates (“Visa”). Accordingly, we are a member bank of Visa. Visa U.S.A. Inc. and MasterCard International (“Card Associations”) have been named in antitrust lawsuits challenging the practices of the Card Associations. As a Visa member bank we will be responsible for our proportionate share of any resulting settlements. During the three months ended December 31, 2007, we recognized a pre-tax charge of $700,000 for potential liabilities in connection with the Visa antitrust lawsuit which reflects our proportionate share of potential damages as a Visa member bank.

        Income Tax Expense. Our income tax expense decreased by $30.1 million, or 116.6%, for an income tax benefit of $4.3 million for the year ended December 31, 2007 compared to income tax expense of $25.8 million for the year ended December 31, 2006. The decrease in income tax expense for the year ended December 31, 2007 compared to the same period in 2006 was primarily due to a decrease in net income resulting from an increase in our provision for loan losses. The effective income tax benefit rate for the year ended December 31, 2007 was 25.6% compared to an effective income tax rate of 38.5% for the year ended December 31, 2006. The decrease in the effective tax rate for the year ended December 31, 2007 was primarily attributable to the impact of permanent tax items in relation to our net income (loss). Nondeductible expenses related to the Merger Agreement with CapitalSource were $1.9 million for the year ended December 31, 2007.

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

	Year Ended December 31,		Increase
(Dollars in thousands)	2006	2005	(Decrease)	% Change
Deposit account fees and service charges	$15,054	$13,828	$1,226	8.87%
Debit card fees	2,736	2,104	632	30.04
Lending fees and service charges	3,290	3,353	(63)	(1.88)
Mortgage servicing rights valuation adjustments	--	800	(800)	(100.00)
Commissions and management fee income	3,886	3,802	84	2.21
Income (loss) from real estate operations, net	(268)	(7)	(261)	3,728.57
Net gain (loss) on sales of:
Investment securities	21	14	7	50.00
Loans held for sale	2,084	1,928	156	8.09
Real estate owned	(135)	85	(220)	(258.82)
Gain on sale of branches	1,024	--	1,024	N/A
Other operating income	1,392	678	714	105.31

Total noninterest income	$29,084	$26,585	$2,499	9.40%

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

	Year Ended December 31,		Increase
(Dollars in thousands)	2006	2005	(Decrease)	% Change
Employee compensation	$31,696	$28,410	$3,286	11.57%
Employee benefits	5,350	4,209	1,141	27.11
Payroll taxes	2,649	2,293	356	15.53
Management Recognition and Retention Plan	2,904	2,875	29	1.01
Employee Stock Ownership Plan	4,783	3,876	907	23.40
2003 Stock Option Plan	1,682	--	1,682	N/A
Occupancy, net	8,912	8,546	366	4.28
Data processing	2,200	2,024	176	8.70
Advertising	4,455	4,483	(28)	(0.62)
Core deposit intangible asset amortization	1,753	1,835	(82)	(4.47)
Professional services	2,308	2,262	46	2.03
Other	13,077	11,637	1,440	12.37

Total noninterest expense	$81,769	$72,450	$9,319	12.86%

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

Asset and Liability Management

        Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from the interest rate risk that is inherent in our lending and deposit taking activities. The results of operations for financial institutions may be materially and adversely affected by changes in economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Our net interest income and the net present value of our assets, liabilities and off-balance sheet contracts are subject to fluctuations in interest rates. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits and FHLBank advances and other borrowings, a changing interest rate environment may have a significant effect on our financial condition and results of operations. To that end, we actively manage our interest rate risk exposure. Additionally, our loan portfolio is subject to credit risk. We manage credit risk primarily through our loan underwriting and oversight policies.

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

        Net Portfolio Value. The following table sets forth our NPV as of December 31, 2007, as calculated by the OTS:

	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
(Dollars in thousands)	$ Amount	$ Change	% Change	NPV Ratio	Change
Change in Interest Rates in Basis Points (Rate Shock):
300	$ 381,993	$ (12,836)	(3.25)%	10.70%	(0.20)%
200	394,606	(223)	(0.06)	10.99	0.09
100	400,061	5,232	1.40	11.08	0.18
50	398,190	3,361	0.85	11.01	0.11
Static	394,829	--	--	10.90	--
-50	387,817	(7,012)	(1.78)	10.69	(0.21)
-100	381,709	(13,120)	(3.32)	10.50	(0.40)
-200	360,066	(34,763)	(8.80)	9.87	(1.03)

        Due to our recognition of the need to control our interest rate exposure, we have, in recent years, focused on loans with relatively higher yields, adjustable interest rates and shorter terms to maturity which are less subject to interest rate risk and primarily consist of multi-family residential, commercial real estate, land and land development, construction, agricultural, business, warehouse mortgage lines of credit and consumer loans.

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

        GAP Analysis. The following table sets forth the estimated maturity/repricing and the resulting gap between our interest-earning assets and interest-bearing liabilities at December 31, 2007. The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based on our historical experience and estimated deposit account decay rates. Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard.

	Maturity / Repricing During the Year Ended December 31,
(Dollars in thousands)	2008	2009 - 2010	2011 - 2012	After 2012	Total
Interest-earning assets(1):
Federal funds sold	$161,900	$--	$--	$--	$161,900
Investment securities (2)	109,820	9,380	4,070	7,442	130,712
Mortgage-backed securities (2)	2,854	2,521	803	577	6,755
Net loans (3)	1,068,537	1,009,437	458,302	439,853	2,976,129
FHLBank Topeka stock	22,061	--	--	43,776	65,837

Total interest-earning assets	1,365,172	1,021,338	463,175	491,648	3,341,333

Interest-bearing liabilities:
Savings accounts	44,206	70,730	47,154	26,523	188,613
Interest-bearing checking accounts	70,803	115,859	81,530	60,075	328,267
Money market accounts	121,004	165,585	63,687	--	350,276
Time deposits	1,315,193	71,720	12,083	117	1,399,113
FHLBank Topeka advances and
other borrowings	234,640	226,538	225,441	2,669	689,288

Total interest-bearing liabilities	1,785,846	650,432	429,895	89,384	2,955,557

Interest sensitivity gap	$(420,674)	$370,906	$33,280	$402,264	$385,776

Cumulative interest sensitivity gap	$(420,674)	$(49,768)	$(16,488)	$385,776	$--

Cumulative interest sensitivity gap as
a percentage of total assets	(11.89)%	(1.41)%	(0.47)%	10.90%

Cumulative net interest-earnings assets
a percentage of cumulative interest-
bearing liabilities	76.44%	97.96%	99.42%	113.05%

(1) Interest earnings assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2) Includes held to maturity and available for sale investment and mortgage-backed securities at amortized cost.
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

        During the year ended December 31, 2007, net cash provided by operating activities was $39.3 million, which primarily consisted of net interest income before provision for loan losses. Net cash provided by investing activities during the year ended December 31, 2007 was $11.5 million and related to cash inflows from maturing investment securities and a decrease in loans receivable partially offset by the purchase of available for sale investment securities. During the year ended December 31, 2007, net cash provided by financing activities was $103.8 million, which consisted primarily of net cash inflows from deposits and FHLBank advances, partially offset by the repayment of FHLBank advances and cash dividends paid on our common stock.

        Deposits, particularly core deposits, typically provide a more preferable source of funding than FHLBank advances and other borrowings. However, to the extent that competitive or market factors do not allow us to meet our funding needs with deposits alone, FHLBank advances and other borrowings provide a readily available alternative source of liquidity. Deposits generated through our retail banking facilities increased $378.2 million, or 18.4%, to $2.4 billion at December 31, 2007 compared to $2.1 billion at December 31, 2006. The increase in deposits during the year ended December 31, 2007 was primarily used to reduce our FHLBank advances. In addition, due to a decreased volume of lending activity we had $241.5 million of cash and cash equivalents at December 31, 2007. At December 31, 2007, we had time deposits maturing within the next 12 months amounting to $1.3 billion. Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be renewed with us.

        In addition to cash flows generated by loan and securities payments and prepayments, we have additional borrowing capacity to fund our asset growth. The average balance of our FHLBank advances and other borrowings was $812.4 million for the year ended December 31, 2007 compared to $893.4 million for the year ended December 31, 2006. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to blanket collateral agreements with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans with carrying values totaling approximately $1.3 billion and $1.6 billion at December 31, 2007 and 2006, respectively. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We believe we have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At December 31, 2007, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at December 31, 2007	2008	2009 - 2010	2011 - 2012	After 2012
Contractual obligations:
FHLBank Topeka advances and
other borrowings	$689,288	$24,165	$120,185	$25,000	$519,938
Recourse obligations on assets	18,953	18,953	--	--	--
Annual rental commitments under non-
cancelable operating leases	4,410	1,125	1,386	558	1,341

Total contractual obligations	712,651	44,243	121,571	25,558	521,279

Lending commitments:
Commitments to originate loans	68,149	68,149	--	--	--
Commitments to sell loans	(50,008)	(50,008)	--	--	--
Commitments to purchase loans	32,970	32,970	--	--	--
Loans in process	376,186	206,104	170,082	--	--
Standby letters of credit	2,585	2,585	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	210,419	210,419	--	--	--
Business loans	221,493	221,493	--	--	--
Consumer loans	133,194	133,194	--	--	--

Total lending commitments and
unused lines of credit	994,988	824,906	170,082	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$1,707,639	$869,149	$291,653	$25,558	$521,279

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At December 31, 2007, the maximum total dollar amount of such recourse was approximately $19.0 million. Based on historical experience, at December 31, 2007, we had established a liability of $733,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, special purpose entities.

        For more information regarding our contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements see “Note 22 – Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

Statements of Financial Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine. This statement also clarifies that market participant assumptions should also include assumptions about the effect of a restriction on the sale or use of an asset. This statement clarifies that fair value measurement for a liability should reflect nonperformance risk (the risk that the obligation will not be fulfilled). This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides an alternative measurement treatment for certain financial assets and liabilities, under an instrument-by-instrument election, that permits fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not anticipate that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

        In December 2007, The FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). The objective of this statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SEC Staff Accounting Bulletins

        In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 expresses the views of SEC staff (“Staff”) regarding written loan commitments that are accounted for at fair value through earnings under GAAP. SAB 105, Application of Accounting Principles to Loan Commitments (“SAB 105”) provided the views of Staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 stated that in measuring fair value of a derivative loan commitment, it was inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105, and expresses the current view of Staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The SEC expects registrants to apply the provisions of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 31, 2007. We do not anticipate that the adoption of SAB 109 will have a material impact on our consolidated financial statements.

        In December 2007 the SEC issued Staff Accounting Bulletin No 110, Certain Assumptions Used in Valuation Methods (“SAB 110”). SAB 110 expresses the views of Staff regarding the use of a “simplified” method, as discussed in SAB 107, Share-Based Payment, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(revised 2004), Share-Based Payment. Staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the Staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the Staff stated in SAB 107 that it would not expect a company to use the simplified method for option grants after December 31, 2007. The Staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the Staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

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

        We have audited the accompanying consolidated statements of financial condition of TierOne Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TierOne Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based benefit plans.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TierOne Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Lincoln, Nebraska
March 10, 2008

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands, except per share data)	2007	2006
ASSETS
Cash and due from banks	$79,561	$86,808
Federal funds sold	161,900	--

Total cash and cash equivalents	241,461	86,808

Investment securities:
Held to maturity, at cost which approximates fair value	70	90
Available for sale, at fair value	130,481	105,000
Mortgage-backed securities, available for sale, at fair value	6,689	12,272
Loans receivable:
Net loans (includes loans held for sale of $9,348 and $19,285 at
December 31, 2007 and 2006, respectively)	2,976,129	3,050,160
Allowance for loan losses	(66,540)	(33,129)

Net loans after allowance for loan losses	2,909,589	3,017,031

FHLBank Topeka stock, at cost	65,837	62,022
Premises and equipment, net	38,028	39,821
Accrued interest receivable	21,248	23,023
Goodwill	42,101	42,228
Other intangible assets, net	6,744	8,391
Mortgage servicing rights (lower of cost or market), net	14,530	12,467
Other assets	60,988	22,016

Total assets	$3,537,766	$3,431,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,430,544	$2,052,343
FHLBank Topeka advances and other borrowings	689,288	962,376
Advance payments from borrowers for taxes, insurance and other escrow funds	30,205	27,203
Accrued interest payable	6,269	6,620
Accrued expenses and other liabilities	35,870	29,344

Total liabilities	3,192,176	3,077,886

Stockholders’ equity:

Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized; 18,058,946 and
18,041,413 shares issued at December 31, 2007 and 2006, respectively	226	226
Additional paid-in capital	366,042	358,733
Retained earnings, substantially restricted	94,630	112,111
Treasury stock, at cost; 4,516,129 and 4,533,662 shares at
December 31, 2007 and 2006, respectively	(105,008)	(105,406)
Unallocated common stock held by Employee Stock Ownership Plan	(10,159)	(11,664)
Accumulated other comprehensive loss, net	(141)	(717)

Total stockholders’ equity	345,590	353,283

Total liabilities and stockholders’ equity	$3,537,766	$3,431,169

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005
Interest income:
Loans receivable	$220,046	$214,727	$169,177
Investment securities	11,134	9,075	8,165
Other interest-earning assets	2,841	85	1

Total interest income	234,021	223,887	177,343

Interest expense:
Deposits	81,981	60,227	41,947
FHLBank Topeka advances and other borrowings	35,920	37,792	30,481

Total interest expense	117,901	98,019	72,428

Net interest income	116,120	125,868	104,915
Provision for loan losses	68,101	6,053	6,436

Net interest income after provision for loan losses	48,019	119,815	98,479

Noninterest income:
Fees and service charges	23,621	22,230	21,783
Debit card fees	3,420	2,736	2,104
Loss from real estate operations, net	(445)	(268)	(7)
Net gain (loss) on sales of:
Investment securities	--	21	14
Loss on impairment of securities	(188)	--	--
Loans held for sale	2,844	2,084	1,928
Real estate owned	(225)	(135)	85
Other operating income	1,310	2,416	678

Total noninterest income	30,337	29,084	26,585

Noninterest expense:
Salaries and employee benefits	52,291	49,064	41,663
Occupancy, net	9,520	8,912	8,546
Data processing	2,443	2,200	2,024
Advertising	5,041	4,455	4,483
Other operating expense	25,762	17,138	15,734

Total noninterest expense	95,057	81,769	72,450

Income (loss) before income taxes	(16,701)	67,130	52,614
Income tax expense (benefit)	(4,276)	25,815	19,782

Net income (loss)	$(12,425)	$41,315	$32,832

Net income (loss) per common share, basic	$(0.74)	$2.50	$2.02

Net income (loss) per common share, diluted	$(0.74)	$2.41	$1.97

Dividends declared per common share	$0.31	$0.27	$0.23

Average common shares outstanding, basic (000’s)	16,719	16,494	16,221

Average common shares outstanding, diluted (000’s)	16,719	17,147	16,690

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders’ Equity
Balance at December 31, 2004	$226	$355,986	$46,263	$(98,254)	$(14,674)	$(12,229)	$(295)	$277,023

Common stock earned by
employees in Employee
Stock Ownership Plan	--	2,446	--	--	1,505	--	--	3,951
Amortization of awards under the
Management Recognition and
Retention Plan	--	214	--	--	--	2,861	--	3,075
Treasury stock reissued under 2003
Stock Option Plan	--	(59)	--	264	--	--	--	205
Repurchase of common stock
(148,538 shares)	--	--	--	(3,594)	--	--	--	(3,594)
Dividends paid ($0.23 per common share)	--	--	(3,813)	--	--	--	--	(3,813)
Comprehensive income:
Net income	--	--	32,832	--	--	--	--	32,832
Change in unrealized loss on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	(812)	(812)

Total comprehensive income	--	--	32,832	--	--	--	(812)	32,020

Balance at December 31, 2005	226	358,587	75,282	(101,584)	(13,169)	(9,368)	(1,107)	308,867

Common stock earned by
employees in Employee
Stock Ownership Plan	--	3,404	--	--	1,505	--	--	4,909
Transfer of unearned common stock
held by Management Recognition and
Retention Plan upon adoption of
SFAS No. 123(R) on January 1, 2006	--	(9,368)	--	--	--	9,368	--	--
Amortization of awards under the
Management Recognition and
Retention Plan	--	2,904	--	--	--	--	--	2,904
Amortization of stock options under
2003 Stock Option Plan	--	1,682	--	--	--	--	--	1,682
Repurchase of common stock
(152,984 shares)	--	--	--	(4,825)	--	--	--	(4,825)
Treasury stock reissued under 2003
Stock Option Plan	--	(216)	--	1,003	--	--	--	787
Excess tax benefit realized from stock-
based compensation plans	--	960	--	--	--	--	--	960
Tax benefits realized from certain costs
deducted in mutual to stock conversion	--	780	--	--	--	--	--	780
Dividends paid ($0.27 per common share)	--	--	(4,486)	--	--	--	--	(4,486)
Comprehensive income:
Net income	--	--	41,315	--	--	--	--	41,315
Change in unrealized loss on
available for sale securities,
net of tax and
reclassification adjustment	--	--	--	--	--	--	390	390

Total comprehensive income	--	--	41,315	--	--	--	390	41,705

Balance at December 31, 2006	$226	$358,733	$112,111	$(105,406)	$(11,664)	$--	$(717)	$353,283

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Continued)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders’ Equity
Balance at December 31, 2006	$226	$358,733	$112,111	$(105,406)	$(11,664)	$(717)	$353,283

Common stock earned by employees in
Employee Stock Ownership Plan	--	2,441	--	--	1,505	--	3,946
Amortization of awards under the
Management Recognition and
Retention Plan	--	2,904	--	--	--	--	2,904
Amortization of stock options under
2003 Stock Option Plan	--	1,682	--	--	--	--	1,682
Repurchase of common
stock (8,367 shares)	--	--	--	(204)	--	--	(204)
Treasury stock reissued under 2003
Stock Option Plan	--	(140)	--	602	--	--	462
Excess tax benefit realized from stock-
based compensation plans	--	422	--	--	--	--	422
Dividends paid ($0.31 per common share)	--	--	(5,213)	--	--	--	(5,213)
Cumulative effect of adoption of FASB
Interpretation No. 48 on Janaury 1, 2007	--	--	157	--	--	--	157
Comprehensive income:
Net loss	--	--	(12,425)	--	--	--	(12,425)
Change in unrealized loss on available for sale
securities, net of tax	--	--	--	--	--	576	576

Total comprehensive income (loss)	--	--	(12,425)	--	--	576	(11,849)

Balance at December 31, 2007	$226	$366,042	$94,630	$(105,008)	$(10,159)	$(141)	$345,590

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(12,425)	$41,315	$32,832
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net premium amortization (accretion) of investment and mortgage-backed securities	(2,194)	(96)	668
Premises and equipment depreciation and amortization	4,017	3,750	3,613
Amortization of other intangible assets	1,647	1,752	1,836
Amortization of discount on FHLBank Topeka advances	(255)	(255)	(255)
Employee Stock Ownership Plan compensation expense	3,946	4,909	3,951
2003 Management Recognition and Retention Plan compensation expense	2,904	2,904	3,075
2003 Stock Option Plan compensation expense	1,682	1,682	--
Amortization of premiums (accretion of discounts) on net loans	(3,267)	(2,579)	2,926
FHLBank Topeka stock dividend	(3,815)	(3,531)	(2,685)
Deferred income tax benefit	(16,414)	(191)	(1,112)
Provision for loan losses	68,101	6,053	6,436
Provision for real estate owned losses	636	370	73
Provision for uncollectible receivable	4,767	--	--
Recovery of uncollectible receivable	(1,633)	--	--
Provision for VISA lawsuit settlement	700	--	--
Proceeds from sales of loans held for sale	341,857	245,074	256,506
Originations and purchases of loans held for sale	(329,076)	(253,609)	(251,288)
Excess tax benefits from stock-based compensation plans	(422)	(960)	--
Premium on sale of branch deposits	--	(1,089)	--
Net (gain) loss on sales of:
Investment securities	--	(21)	(14)
Loss on impairment of securities	188	--	--
Loans held for sale	(2,844)	(2,084)	(1,928)
Real estate owned	225	135	(85)
Premises and equipment	9	(108)	21
Changes in certain assets and liabilities:
Accrued interest receivable	1,775	(3,833)	(3,617)
Other assets	(28,482)	(1,286)	(1,456)
Accrued interest payable	(351)	(669)	981
Accrued expenses and other liabilities	8,038	2,293	(2,811)

Net cash provided by operating activities	39,314	39,926	47,667

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(318,425)	(94,488)	(4,451)
Proceeds from sale of investment and mortgage-backed securities, available for sale	10	2,326	3,230
Proceeds from maturities of investment securities, available for sale	295,822	90,477	24,396
Proceeds from principal repayments of investment
and mortgage-backed securities, available for sale and held to maturity	5,659	7,516	16,441
Decrease (increase) in loans receivable	23,379	(206,581)	(201,782)
Purchase of FHLBank Topeka stock	--	--	(1,522)
Additions to premises and equipment	(2,235)	(5,037)	(5,723)
Proceeds from sale of premises and equipment	2	444	147
Proceeds from sale of real estate owned	7,290	7,172	1,433
Marine Bank branch purchase, net of cash acquired	--	7,568	--

Net cash provided by (used in) investing activities	11,502	(190,603)	(167,831)

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from financing activities:
Net increase in deposits	$378,201	$27,658	$173,558
Net advances (repayment) on FHLBank Topeka line of credit
and short-term advances and other borrowings	(72,619)	66,912	(254,003)
Proceeds from FHLBank Topeka long-term advances and other borrowings	50,000	440,000	335,000
Repayments of FHLBank Topeka long-term advances and other borrowings	(250,214)	(352,205)	(107,484)
Repayment of junior subordinated debentures	--	(7,000)	--
Net increase (decrease) in advances from borrowers for taxes,
insurance and other escrow funds	3,002	2,339	(1,701)
Repurchase of common stock	(204)	(4,825)	(3,594)
Dividends paid on common stock	(5,213)	(4,486)	(3,813)
Excess tax benefit realized from the exercise of stock options	45	130	--
Excess tax benefit realized from the vesting of Management Recognition and
Retention Plan shares	377	830	--
Proceeds from the exercise of stock options	462	787	205
Net cash transferred due to sale of branches and deposits	--	(20,689)	--

Net cash provided by financing activities	103,837	149,451	138,168

Net increase (decrease) in cash and cash equivalents	154,653	(1,226)	18,004
Cash and cash equivalents at beginning of year	86,808	88,034	70,030

Cash and cash equivalents at end of year	$241,461	$86,808	$88,034

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$118,252	$98,689	$71,447
Income taxes, net of refunds	$18,769	$25,106	$20,095

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$9,292	$10,495	$3,485
Loss on impairment of securities	$188	$--	$--

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

        Securities classified as available for sale are securities we intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including movements in interest rates, changes in the maturity mix of our assets and liabilities, liquidity needs, regulatory capital considerations and other factors. These securities are carried at fair value with unrealized gains or losses reported as increases or decreases in cumulative other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in our results of operations. Unrealized losses for securities classified as held to maturity and available for sale which are deemed to be other than temporary are charged to operations.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Loans Receivable. Net loans are stated at unpaid principal balances, plus/minus unamortized premiums, discounts and deferred loan origination fees and costs and loans in process. Interest on loans is credited to income as earned. Interest is not accrued on nonperforming loans (loans 90 or more days delinquent). Premiums or discounts on loans are amortized into income over the life of the loan using the interest method. Loan origination fees received in excess of certain direct origination costs are deferred and amortized into income over the contractual life of the loan using the interest method or recognized when the loan is sold or paid off. Additionally, accrual of interest and amortization of deferred loan fees on problem loans are excluded from income when, in the opinion of management, such suspension is warranted. Income is subsequently recognized only to the extent cash payments are received and, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        We have identified a single reporting unit for purposes of goodwill impairment testing. The impairment test is therefore performed on a consolidated basis. We perform our goodwill impairment analysis on an annual basis during the third quarter. Additional impairment analysis may be performed if circumstances or events occur which may have an impact on the fair value of our goodwill. Potential impairment is indicated when the carrying value of the entity, including goodwill, exceeds its fair value. If potential for impairment exists, the fair value of the entity is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the entity’s goodwill. Impairment loss is recognized for any excess of the carrying value of the entity’s goodwill over the implied fair value. We performed our impairment analysis as of September 30, 2007 and concluded that no potential impairment of goodwill existed since the fair value of our goodwill exceeded its carrying value. Additionally, we performed our impairment analysis as of December 31, 2007 due to the decline in our stock price and prevailing economic conditions and concluded that no potential impairment existed.

        The value of core deposit intangible assets acquired in connection with the UNFC and Marine Bank transactions, which is subject to amortization, is included in the Consolidated Statements of Financial Condition as other intangible assets. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition, account runoff, alternative funding costs, deposit servicing costs and discount rates. The core deposit intangible assets have been estimated to have nine- to ten-year lives. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in the Consolidated Statements of Operations as other operating expense.

        We review our core deposit intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to these intangible assets. For the years ended December 31, 2007 and 2006, no events or circumstances triggered an impairment charge against our core deposit intangible assets.

        Mortgage Servicing Rights. On January 1, 2007 we adopted SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”). In accordance with SFAS No. 156, we have elected to continue to utilize the amortization method for all of our mortgage servicing right assets, thus, carrying our mortgage servicing rights at the “lower of cost or market” (fair value). Under the amortization method, we amortize mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as a result of new servicing assets is reported as net gain on sale of loans held for sale in the Consolidated Statements of Operations. Loan servicing fees, net of amortization of mortgage servicing rights, is recorded in fees and service charges in the Consolidated Statements of Operations.

        We capitalize the estimated fair value of mortgage servicing rights upon the sale of loans. The estimated value takes into consideration contractually known amounts, such as loan balance, term and interest rate. These estimates are impacted by loan prepayment speeds, servicing costs and discount rates used to compute a present value of the cash flow stream. We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speed, cash flow and discount rate estimates. Changes in these estimates impact fair value and could require us to record a valuation allowance or recovery. The fair value of mortgage servicing rights is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of mortgage servicing rights. Generally, as interest rates decline, prepayments accelerate with increased refinance activity, which results in a decrease in the fair value of mortgage servicing rights. As interest rates rise, prepayments generally slow, which results in an increase in the fair value of mortgage servicing rights. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of fair value is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different point in time. We currently do not utilize direct financial hedges to mitigate the effect of changes in the fair value of our mortgage servicing rights.

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

        In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. Any interest and penalties related to uncertain tax positions are recorded in income tax expense in the Consolidated Statements of Operations.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Comprehensive Income. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is reported, net of tax, in the Consolidated Statements of Changes in Stockholders’ Equity. Increases (decreases) in other comprehensive income are net of related income taxes (benefit) of $361,000, $210,000 and ($500,000) for the years ended December 31, 2007, 2006 and 2005, respectively. Reclassification adjustments for realized gross losses included in income, were approximately $295,000, $291,000 and $57,000, net of tax benefit of approximately $114,000, $109,000 and $20,000, respectively, for the years ended December 31, 2007, 2006 and 2005, respectively.

        Cash and Cash Equivalents. For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, cash due from banks and federal funds sold.

        Reclassifications. Certain prior years amounts have been reclassified to conform to the 2007 presentation.

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

3. Earnings Per Share

        Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Diluted EPS is computed after giving consideration to the weighted average dilutive effect of our 2003 SOP shares and 2003 MRRP shares. All stock options are assumed to be 100% vested for purposes of the EPS computations. Due to the loss for the year ended December 31, 2007, no potentially dilutive shares were included in the loss per share calculation as including such shares would be anti-dilutive. The following table is a reconciliation of basic and diluted EPS:

	Year Ended December 31,
	2007		2006		2005
(Dollars and shares in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$(12,425)	$(12,425)	$41,315	$41,315	$32,832	$32,832

Total weighted average basic
common shares outstanding	16,719	16,719	16,494	16,494	16,221	16,221
Effect of dilutive securities:
2003 Stock Option Plan		--		576		422
2003 Management Recognition and Retention Plan		--		77		47

Total weighted average basic and diluted
common shares outstanding	16,719	16,719	16,494	17,147	16,221	16,690

Net income (loss) per common share	$(0.74)	$(0.74)	$2.50	$2.41	$2.02	$1.97

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Had stock-based employee compensation expense for our SOP been determined based on a calculated fair value using the Black-Scholes model at the grant date for awards subsequent to the distribution, consistent with the recognition provisions of SFAS No. 123(R), our net income and earnings per share would have been impacted as follows for the year ended December 31, 2005:

Year Ended
(Dollars in thousands, except per share data)	December 31, 2005
Net income (as reported)	$32,832
Add: stock-based employee compensation expense
included in reported net income, net of related tax effects	1,868
Deduct: total stock-based employee compensation expense
determined under the fair value based method for all awards,
net of related tax effects	(2,996)

Pro forma net income	$31,704

Basic earnings per share (as reported)	$2.02
Pro forma basic earnings per share	$1.95
Diluted earnings per share (as reported)	$1.97
Pro forma diluted earnings per share	$1.90

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

4. Investment and Mortgage-Backed Securities

        The amortized cost, gross unrealized gains and losses, and fair value of investment and mortgage-backed securities by major security category at December 31, 2007 and 2006 are as follows:

	At December 31, 2007
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$70	$--	$--	$70

Available for sale:
Mortgage-backed securities	6,755	32	98	6,689
U.S. Government securities and agency obligations	105,428	18	33	105,413
Corporate securities	4,935	--	15	4,920
Municipal obligations	13,931	18	35	13,914
Agency equity securities	536	--	114	422
Asset Management Fund - ARM Fund	5,812	--	--	5,812

Total investment and mortgage-backed
securities, available for sale	$137,397	$68	$295	$137,170

	At December 31, 2006
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$90	$--	$--	$90

Available for sale:
Mortgage-backed securities	12,476	51	255	12,272
U.S. Government securities and agency obligations	78,201	4	636	77,569
Corporate securities	5,245	--	115	5,130
Municipal obligations	15,970	19	61	15,928
Agency equity securities	547	--	10	537
Asset Management Fund - ARM Fund	6,000	--	164	5,836

Total investment and mortgage-backed
securities, available for sale	$118,439	$74	$1,241	$117,272

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The amortized cost and estimated fair value of investment securities at December 31, 2007, by contractual maturity, is shown in the following table. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2007
	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amount maturing in:
2008	$--	$--	$109,831	$109,799
2009 - 2012	70	70	13,381	13,361
2013 - 2017	--	--	6,585	6,589
After 2017	--	--	845	732

Total investment securities	$70	$70	$130,642	$130,481

        There were no sales of investment securities held to maturity during the three years ended December 31, 2007. Proceeds from the sale of investment securities available for sale totaled $10,000, $2.3 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Gross realized gains on the sale of investment securities were $21,000 and $14,000 for the years ended December 31, 2006 and 2005, respectively. There were no gains or losses on the sale of investment securities during the year ended December 31, 2007. Losses due to other-than-temporary impairment were $188,000 on investment securities for the year ended December 31, 2007. There were no sales of mortgage-backed securities during the three years ended December 31, 2007.

        At December 31, 2007 and 2006, investment and mortgage-backed securities with fair values of approximately $114.0 million and $96.3 million, respectively, were pledged as collateral for certain deposits, primarily those of public institutions.

        Investment and mortgage-backed securities with unrealized losses at December 31, 2007 and 2006 are summarized in the following table:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2007:
Mortgage-backed securities	$1,871	$17	$3,062	$81	$4,933	$98
U.S. Government securities and
agency obligations	19,994	3	11,999	30	31,993	33
Corporate securities	3,570	3	1,350	12	4,920	15
Municipal obligations	1,424	21	1,570	14	2,994	35
Agency equity securities	5	1	412	113	417	114

Total temporarily impaired securities	$26,864	$45	$18,393	$250	$45,257	$295

At December 31, 2006:
Mortgage-backed securities	$591	$9	$8,224	$246	$8,815	$255
U.S. Government securities and
agency obligations	3,602	73	39,063	563	42,665	636
Corporate securities	4,002	91	1,128	24	5,130	115
Municipal obligations	933	3	6,893	58	7,826	61
Agency equity securities	6	--	525	10	531	10
Asset Management Fund - ARM Fund	--	--	5,836	164	5,836	164

Total temporarily impaired securities	$9,134	$176	$61,669	$1,065	$70,803	$1,241

        We believe all unrealized losses as of December 31, 2007 and 2006 to be market related, with no permanent sector or issuer credit concerns or impairments. We had 48 and 107 securities with unrealized losses for 12 consecutive months or longer as of December 31, 2007 and 2006, respectively. The unrealized losses are believed to be temporarily impaired in value. Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. At December 31, 2007, we had the ability and intent to hold these securities until maturity.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

5. Loans Receivable

        Loans receivable at December 31, 2007 and 2006 are summarized in the following table:

	At December 31,
(Dollars in thousands)	2007	%	2006	%
Real estate loans:
One-to-four family residential (1)	$314,623	9.41%	$339,080	9.21%
Second mortgage residential	95,477	2.86	120,510	3.27
Multi-family residential	106,678	3.19	148,922	4.05
Commercial real estate	370,910	11.10	396,620	10.77
Land and land development	473,346	14.16	494,887	13.44
Residential construction	513,560	15.36	780,991	21.21
Commercial construction	540,797	16.18	491,997	13.36
Agriculture	91,068	2.72	68,459	1.86

Total real estate loans	2,506,459	74.98	2,841,466	77.17

Business	252,712	7.56	220,669	5.99

Agriculture - operating	100,365	3.00	94,455	2.56

Warehouse mortgage lines of credit	86,081	2.58	112,645	3.06

Consumer loans:
Home equity	72,517	2.17	71,476	1.94
Home equity lines of credit	120,465	3.60	130,071	3.53
Home improvement	46,045	1.38	55,513	1.51
Automobile	87,079	2.60	87,575	2.38
Other	71,141	2.13	68,365	1.86

Total consumer loans	397,247	11.88	413,000	11.22

Total loans	3,342,864	100.00%	3,682,235	100.00%

Unamortized premiums, discounts and
deferred loan fees	9,451		5,602
Loans in process (2)	(376,186)		(637,677)

Net loans	2,976,129		3,050,160
Allowance for loan losses	(66,540)		(33,129)

Net loans after allowance for loan losses	$2,909,589		$3,017,031

(1) Includes loans held for sale	$9,348		$19,285

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        At December 31, 2007 and 2006 our second mortgage residential, multi-family residential, commercial real estate, land and land development, construction, agricultural, business, warehouse mortgage lines of credit and consumer loans totaled $3.0 billion and $3.3 billion, respectively. These loan types are considered by management to be of greater risk of collectibility than one-to-four family residential loans. Additionally, at December 31, 2007 and 2006, we had $64.7 million and $62.4 million, respectively, of interest-only one-to-four family residential loans.

        Primary Lending Market Area. Our primary lending market area consists of Nebraska, Iowa, Kansas, Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina. Our Asset/Liability and Asset Classification Committees are responsible for setting guidelines related to loan concentrations and monitoring such concentrations to limit potential loss exposure. At December 31, 2007 and 2006, approximately 20.2% and 20.8%, respectively, of total loans were secured by properties or made to individuals located outside of our primary lending market area.

        Allowance for Loan Losses. The activity in the allowance for loan losses is summarized in the following table:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Balance at beginning of year	$33,129	$30,870	$26,831
Provision for loan losses	65,382	6,053	6,436
Charge-offs	(33,037)	(4,107)	(3,063)
Recoveries on loans previously charged-off	1,066	313	666

Balance at end of year	$66,540	$33,129	$30,870

Allowance for loan losses as a percentage of net loans	2.24%	1.09%	1.09%

        We generally discontinue funding of loans which become nonperforming or are deemed impaired unless additional funding is required to protect the asset. In addition, due to certain laws and regulations in selected states, some additional funding may be required. Our reserve for unfunded loan commitments at December 31, 2007 totaled $2.7 million which represents potential future losses associated with these unfunded commitments.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Nonperforming Assets and Troubled Debt Restructurings. Nonperforming assets consist of nonperforming loans, troubled debt restructurings and real estate owned. Nonperforming loans are loans that are 90 or more days delinquent on which interest recognition has been suspended until realized because of doubts as to the borrower’s ability to repay principal and interest. Troubled debt restructurings are loans where the terms have been modified to provide a reduction or deferral of interest or principal because of deterioration in the borrower’s financial position.

	At December 31,
(Dollars in thousands)	2007	2006
Nonperforming loans (1)	$128,490	$30,050
Real estate owned, net (2)	6,405	5,264

Total nonperforming assets	134,895	35,314
Troubled debt restructurings	19,569	8,904

Total nonperforming assets and
troubled debt restructurings	$154,464	$44,218

(1) Includes all loans 90 or more days delinquent and all uncollected accrued interest is fully reserved.
(2) Real estate owned balances are shown net of related loss allowances.

        Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Included in the preceding table, within nonperforming loans and troubled debt restructurings, are impaired loans of $125.9 million and $3.8 million at December 31, 2007 and 2006, respectively. At December 31, 2007, impaired loans consisted primarily of $51.9 million of residential construction loans, $51.1 million of land and land development loans and $19.2 million of commercial construction loans. At December 31, 2007 we had $24.8 million of loans which were not classified as nonperforming but were classified as impaired due to decline in the fair market value of the underlying collateral securing such loans.

        The average balance of impaired and restructured loans for the years ended December 31, 2007, 2006 and 2005 totaled $58.4 million, $11.4 million and $7.1 million, respectively. Interest recognized on such loans for the years ended December 31, 2007, 2006 and 2005 approximated $675,000, $725,000 and $603,000, respectively. Additionally, interest income that would have been recorded for the years ended December 31, 2007, 2006 and 2005 if nonperforming loans and troubled debt restructurings had been current or in accordance with their original terms approximates $10.8 million, $1.8 million and $802,000, respectively.

        Loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and conducting foreclosure processing. In connection with these loans serviced for others, we held borrowers’ escrow balances of approximately $19.7 million and $17.1 million at December 31, 2007 and 2006, respectively.

        Loans serviced for others include approximately $601.1 million and $605.8 million of unpaid principal balances of residential real estate loans at December 31, 2007 and 2006, respectively, for which we have retained a limited amount of recourse obligation. We have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. The maximum total dollar amount of such recourse was approximately $19.0 million and $17.4 million at December 31, 2007 and 2006, respectively. We have established a liability for this recourse obligation, which is based on our historical loss experience, in the amount of approximately $733,000 and $742,000 at December 31, 2007 and 2006, respectively. This liability is included in accrued expenses and other liabilities.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

6. Mortgage Servicing Rights

        The balance of capitalized mortgage servicing rights, net of valuation allowances, at December 31, 2007 and 2006, was $14.5 million and $12.5 million, respectively. The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

	At December 31,
(Dollars in thousands)	2007	2006
Serviced loan portfolio balance	$1,459,498	$1,295,418
Fair value	18,310	15,276
Prepayment speed	6.62% - 26.07%	8.64% - 46.44%
Weighted average prepayment speed	10.37%	14.40%
Fair value with 10% adverse change	$17,860	$14,654
Fair value with 20% adverse change	17,166	14,034
Discount rate	9.50% - 13.00%	10.00% - 14.00%
Weighted average discount rate	10.63%	11.34%
Fair value with 10% adverse change	$17,866	$14,806
Fair value with 20% adverse change	17,178	14,325

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

        Mortgage Servicing Right Activity. The following table summarizes activity in capitalized mortgage servicing rights, including amortization expense:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Balance at beginning of year	$12,467	$11,713	$10,505
Mortgage servicing rights capitalized	5,141	3,492	3,186
Amortization expense	(3,078)	(2,738)	(2,778)
Valuation adjustment	--	--	800

Balance at end of year	$14,530	$12,467	$11,713

        The estimated future amortization expense of capitalized mortgage servicing rights for each of the years ending December 31, 2008 through 2012 is approximately $3.3 million, $2.6 million, $2.0 million, $1.5 million and $1.2 million, respectively. These projections are based on existing asset balances and the existing interest rate environment at December 31, 2007. The amount of amortization expense in any given period may be significantly different depending upon changes in mortgage interest rates and market conditions.

        We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speeds, cash flow and discount rate estimates. Changes in these estimates impact fair value and could require us to record a valuation allowance or recovery. During the year ended December 31, 2005, the balance of our mortgage servicing rights valuation allowance was recaptured into earnings. Our evaluation of mortgage servicing rights at December 31, 2007 and 2006 indicated that no valuation allowance was necessary. The amortization expense and valuation adjustment is recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Operations.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

7. Accrued Interest Receivable

        Accrued interest receivable at December 31, 2007 and 2006 is summarized in the following table:

	At December 31,
(Dollars in thousands)	2007	2006
Loans receivable	$20,813	$22,024
Investment and mortgage-backed securities	369	983
Other	66	16

Total accrued interest receivable	$21,248	$23,023

8. FHLBank Topeka Stock

        We are a member of the FHLBank Topeka (“FHLBank”) and are required to purchase and hold stock to collateralize our borrowings. Our investment in FHLBank stock is carried at cost, which represents redemption value. We were required to hold approximately $43.8 million and $57.5 million of FHLBank stock at December 31, 2007 and 2006, respectively.

9. Real Estate Owned and Repossessed Assets

        Real estate owned and repossessed assets, included in other assets in the Consolidated Statements of Financial Condition, at December 31, 2007 and 2006 aggregating $6.4 million and $5.3 million, respectively, is recorded net of a valuation allowance of $540,000 and $100,000, respectively. At December 31, 2007, real estate owned consisted primarily of 36 residential properties totaling $3.6 million and three commercial properties totaling $2.8 million.

10. Premises and Equipment

        Premises and equipment at December 31, 2007 and 2006 is summarized in the following table:

	At December 31,		Useful
(Dollars in thousands)	2007	2006	Lives
Land	$6,282	$6,282	--
Buildings and improvements	46,044	45,930	1-50 years
Leasehold improvements	2,234	2,191	4-15years
Furniture, fixtures, and equipment	9,715	9,146	5-12 years
Computer equipment	6,689	5,472	3-7 years
Vehicles	998	979	2-7 years

Total cost basis of premises and equipment	71,962	70,000
Accumulated depreciation and amortization	(33,934)	(30,179)

Total premises and equipment, net	$38,028	$39,821

        Premises and equipment depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $4.0 million, $3.8 million and $3.6 million, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

11. Goodwill and Acquired Intangible Assets

        Goodwill. Goodwill represents the excess price paid over the fair value of the tangible and intangible assets and liabilities acquired in connection with the August 27, 2004 acquisition of UNFC. There was no goodwill recorded in connection with our Marine Bank branch purchase in June 2006. The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31,
(Dollars in thousands)	2007	2006
Balance at beginning of year	$42,228	$42,283
Realized tax benefit associated with
United Nebraska Financial Co. acquisition	(61)	(55)
Adjustment due to adoption of FASB
Interpretation No. 48	(66)	--

Balance at end of year	$42,101	$42,228

        Other Intangible Assets. Our only identifiable intangible asset is the value of the core deposits acquired as part of the UNFC and Marine Bank transactions. The core deposit intangible assets have been estimated to have nine- to ten-year lives. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in other operating expense.

        Other Intangible Asset Activity. The changes in the carrying amount of acquired intangible assets for the years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31,
(Dollars in thousands)	2007	2006
Balance at beginning of year	$8,391	$10,041
Additions during year	--	102
Amortization expense	(1,647)	(1,752)

Balance at end of year	$6,744	$8,391

        Other Intangible Asset Estimated Amortization. Estimated amortization expense related to our core deposit intangible assets for the year ended December 31, 2008 and five years thereafter are as follows:

(Dollars in thousands)	Core Deposit Intangible Asset
Estimated amortization expense:
For the year ended December 31, 2008	$1,513
For the year ended December 31, 2009	1,373
For the year ended December 31, 2010	1,222
For the year ended December 31, 2011	1,052
For the year ended December 31, 2012	850
For the year ended December 31, 2013	553

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

12. Deposits

        Deposit Composition. Deposits at December 31, 2007 and 2006 are summarized in the following table:

	At December 31,
	2007		2006
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$164,275	--%	$154,123
Savings	3.55	188,613	0.49	45,452
Interest-bearing checking	1.12	328,267	1.14	349,033
Money market	2.81	350,276	2.98	383,182

Total transaction accounts	1.96	1,031,431	1.68	931,790

Total transaction accounts as a
percentage of total deposits		42.44%		45.40%

Time deposits:
0.00% to 0.99%		20		--
1.00% to 1.99%		101		542
2.00% to 2.99%		3,879		27,594
3.00% to 3.99%		129,910		151,499
4.00% to 4.99%		398,325		348,777
5.00% to 5.99%		866,878		592,013
6.00% to 6.99%		--		128

Total time deposits	4.96	1,399,113	4.81	1,120,553

Total time deposits as a
percentage of total deposits		57.56%		54.60%

Total deposits	3.69%	$2,430,544	3.39%	$2,052,343

        Time Deposit Maturity. The scheduled maturities of time deposits at December 31, 2007 are shown in the following table:

(Dollars in thousands)	Amount	Percent
2008	$1,315,193	94.00%
2009	62,806	4.49
2010	8,914	0.64
2011	7,499	0.53
2012	4,584	0.33
Thereafter	117	0.01

Total time deposits	$1,399,113	100.00%

        At December 31, 2007 and 2006, time deposits of $100,000 or more approximated $373.4 million and $269.9 million, respectively. The weighted average interest rate of time deposits of $100,000 or more was 5.09% and 4.99% at December 31, 2007 and 2006, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Interest Expense on Deposits. Interest expense, by each category of deposits, for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Savings	$2,427	$263	$410
Interest-bearing checking	3,692	4,147	3,055
Money market	11,699	11,102	5,095
Time deposits	64,163	44,715	33,387

Total interest expense on deposits	$81,981	$60,227	$41,947

13. FHLBank Topeka Advances and Other Borrowings

        Borrowings Composition. At December 31, 2007 and 2006, we were indebted on notes as shown in the following table:

	Original	Interest	At December 31,
(Dollars in thousands)	Maturity	Rate Range	2007	2006
Permanent fixed-rate notes
payable to the FHLBank Topeka:	2007	2.79	$ --	$ 10,000
	2009	5.41	5,425	5,679
	2013	6.24	336	396
	2015	3.97	1,149	1,263
	2030	5.46	2,285	2,326
Convertible fixed-rate notes
payable to the FHLBank Topeka:	2009	5.41 - 5.55	75,000	75,000
	2010	5.06 - 5.36	40,000	40,000
	2012	3.01 - 3.30	25,000	75,000
	2013	2.99	25,000	25,000
	2015	3.39 - 4.00	85,000	160,000
	2016	3.83 - 4.66	325,000	440,000
	2017	3.94	50,000	--
Line of credit with the FHLBank Topeka	2007	5.47	--	72,500
Retail repurchase agreements	2007/2006	1.29 - 4.96	24,165	24,284
Junior subordinated debentures	2031/2034	7.79 - 8.49	30,928	30,928

Total FHLBank Topeka advances and
other borrowings			$ 689,288	$ 962,376

Weighted average interest rate			4.50%	4.40%

        The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the FHLBank, with call dates ranging from January 2008 to September 2008. The line of credit with the FHLBank expires in November 2008. We expect the line of credit agreement with the FHLBank to be renewed in the ordinary course of business.

        Pursuant to blanket collateral agreements with the FHLBank, such advances are secured by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans with carrying values totaling approximately $1.3 billion and $1.6 billion at December 31, 2007 and 2006, respectively. Under our blanket collateral agreement with the FHLBank, our borrowing capacity at December 31, 2007 and 2006 was $863.0 million and $984.4 million, respectively. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

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

14. Income Taxes

        Income Tax. Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 consisted of the following components:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Federal:
Current	$11,715	$24,150	$19,242
Deferred	(15,883)	(168)	(1,043)

Total federal income tax expense (benefit)	(4,168)	23,982	18,199

State:
Current	423	1,856	1,652
Deferred	(531)	(23)	(69)

Total state income tax expense (benefit)	(108)	1,833	1,583

Total income tax expense (benefit)	$(4,276)	$25,815	$19,782

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Effective Tax Rate. Our actual income tax expense (benefit) differs from the expected income tax expense (benefit) [computed by applying the statutory 35% federal tax rate to income (loss) before income tax expense] as shown in the following table:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Expected income tax expense (benefit)	$(5,845)	$23,496	$18,415
Increase (decrease) resulting from:
Employee Stock Ownership Plan expense	788	1,023	698
State income taxes, net of federal tax	(71)	1,191	1,029
Tax-exempt interest income	(312)	(324)	(359)
Nondeductible compensation expense	239	403	202
Nondeductible expenses related to merger
with CapitalSource	674	--	--
FIN 48 - Interest	263	--	--
Other	(12)	26	(203)

Total income tax expense (benefit)	$(4,276)	$25,815	$19,782

Effective tax (benefit) rate	(25.60)%	38.46%	37.60%

        Deferred Taxes. The significant items comprising our net deferred income tax asset at December 31, 2007 and 2006 are shown in the following table:

	At December 31,
(Dollars in thousands)	2007	2006
Deferred tax assets:
Net unrealized losses on securities	$88	$449
Deferred compensation	2,861	2,804
Management Recognition and Retention Plan	1,450	1,588
Allowance for loan losses	23,427	12,191
Vacation expense	854	913
Accrued interest on delinquent loans	2,419	824
Other	3,756	558

Deferred tax assets	34,855	19,327

Deferred tax liabilities:
Deferred fees on loans	965	3,324
FHLBank Topeka stock	6,541	5,527
Premises and equipment	799	1,154
Mortgage servicing rights	5,231	4,800
Other intangible assets	2,411	3,200
Other	268	498

Deferred tax liabilities	16,215	18,503

Net deferred income tax asset	$18,640	$824

        There was no valuation allowance for deferred tax assets considered necessary at December 31, 2007 and 2006. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversals of deferred tax liabilities, projected taxable income, carryback opportunities and tax planning strategies in making the assessment of the amount of the valuation allowance. The net deferred tax asset at December 31, 2007 and 2006 was included in other assets in the Consolidated Statements of Financial Condition. We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize our deferred tax assets.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Accrued Taxes. Income taxes receivable at December 31, 2007 were approximately $8.0 million and were recorded in other assets in the Consolidated Statements of Financial Condition. Income taxes payable at December 31, 2006 were approximately $2.3 million and were recorded in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. We did not have any accrued taxes payable at December 31, 2007.

        Pre-1988 Bad Debt Reserve. Our retained earnings at December 31, 2007 and 2006 include approximately $7.7 million, for which no federal income tax liability has been provided. Such amount represents the bad debt reserve for tax purposes which were accumulated in tax years through the year ended December 31, 1987 (the base year). These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of the remaining allocated retained earnings for purposes other than tax bad debt losses will create taxable income, which will be subject to the then corporate income tax rate. The Small Business Protection Act, passed by Congress in 1996, requires that savings and loan associations recapture into taxable income bad debt reserves, which were accumulated in taxable years after December 31, 1987 and which exceeded certain guidelines.

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

        We adopted FIN 48 on January 1, 2007 and, as a result, recognized no material adjustment in our liability for unrecognized tax benefits. Unrecognized tax benefits, excluding interest and penalties, were $4.3 million at December 31, 2007. Unrecognized tax benefits of $144,000 and interest and penalties of $405,000 would favorably affect our effective tax rate if recognized in future periods. Unrecognized tax benefits of $543,000 are related to our UNFC acquisition and would reduce goodwill if recognized in future periods. The following table summarizes our unrecognized tax benefits upon adoption and for the year ended December 31, 2007:

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands)	Unrecognized Tax Benefits
Unrecognized tax benefits at January 1, 2007	$2,443
Changes in unrecognized tax benefits for the three months ended:
March 31, 2007	366
June 30, 2007	236
September 30, 2007	1,592
December 31, 2007	(227)
Changes in unrecognized tax benefits from settlements with taxing authorities	--
Changes in unrecognized tax benefits from the lapse of statutes of limitations
for the three months ended September 30, 2007	(74)

Unrecognized tax benefits at December 31, 2007	$4,336

        Any interest and penalties related to uncertain tax positions are recorded in income tax expense in the Consolidated Statements of Operations. At December 31, 2007, we had approximately $402,000 of accrued interest payable related to uncertain tax positions recorded in our Consolidated Statements of Financial Position.

        We anticipate that a reduction in unrecognized tax benefits of up to $4.2 million is reasonably possible during the next 12 months. This reduction will be principally due to a change in accounting method related to the timing of when certain deferred loan fees are recognized for tax purposes. The Internal Revenue Service approved this change in accounting method in the first quarter of 2008.

        The tax years of 2004 through 2006 remain open for examination by federal and state taxing authorities.

16. Sale / Purchase of Branches and Deposits

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans

        Savings Plan. We sponsor a defined contribution 401(k) profit sharing plan. At December 31, 2007, 2006 and 2005, we contributed 50% of each participant’s contribution up to a maximum of 6% of the participant’s eligible salary, as defined by the plan. Plan expenses, net of forfeitures, for the years ended December 31, 2007, 2006 and 2005 were $779,000, $691,000 and $604,000, respectively, and are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

        Deferred Compensation Agreements. We have deferred compensation agreements with certain officers and directors. These agreements, which include the Supplemental Executive Retirement Plan and the deferred compensation program for directors and officers, generally include certain requirements such as continued employment for a specified period, availability for consulting services and agreements not to compete after retirement. These deferred compensation arrangements, which are partially funded, represent only a promise to pay amounts in the future and the assets to fund such promises are subject to the claims of our creditors. The expense related to the agreements was approximately $684,000, $855,000 and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The liability, which is included in accrued expenses and other liabilities, is as shown in the following table:

	At December 31,
(Dollars in thousands)	2007	2006
Deferred compensation agreements - officers	$1,250	$1,034
Deferred compensation agreements - directors	3,350	3,205
Supplemental Executive Retirement Plan	3,346	3,044

Total deferred compensation agreements	$7,946	$7,283

        Management Incentive Compensation Plan. We have a management incentive compensation plan designed to award officers and key employees, as determined by our Board of Directors, an incentive for effectively operating the Company. This plan provides for payments equal to a percentage of salaries for meeting certain organizational and individual performance targets. Expense related to this plan totaled approximately $1.3 million, $1.9 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The liability for this plan is included in accrued expenses and other liabilities.

18. Stock Based Benefit Plans

        Stock-Based Employee Compensation Expense. Amounts recognized in the financial statements with respect to our ESOP and stock-based employee compensation plans are presented in the following table:

	For the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Stock-based employee compensation expense:
Employee Stock Ownership Plan	$3,757	$4,783	$3,876
Management Recognition and Retention Plan	2,904	2,904	2,875
2003 Stock Option Plan	1,682	1,682	--

Amount of stock-based compensation expense,
before income tax benefit	$8,343	$9,369	$6,751

Amount of related income tax benefit recognized	$2,021	$2,025	$1,533

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

	At or for the Year Ended December 31,
(Dollars in thousands, except for share data)	2007	2006	2005
Employee Stock Ownership Plan compensation expense	$3,757	$4,783	$3,876
Employee Stock Ownership Plan shares allocated to employees	790,128	639,627	489,127
Employee Stock Ownership Plan shares unallocated	1,015,878	1,166,379	1,316,879
Fair value of Employee Stock Ownership Plan unallocated shares	$22,502	$36,869	$38,729

        Management Recognition and Retention Plan. We have established the MRRP which is a stock-based incentive plan. The shares awarded by the MRRP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market value of our stock as of the date the awards were made. Stockholders approved 903,003 shares to be granted under the MRRP and 100,653 shares are still available for future grants as of December 31, 2007. The following table summarizes shares of our common stock that were subject to award and have been granted pursuant to the MRRP:

	Year Ended December 31,
(Dollars in thousands, except for share data)	2007	2006	2005
Nonvested shares outstanding at beginning of year	328,940	489,160	644,380
Shares granted	--	--	5,000
Shares vested	(160,220)	(160,220)	(160,220)
Shares forfeited	--	--	--

Nonvested shares outstanding at end of year	168,720	328,940	489,160

Management Recognition and Retention Plan expense	$2,904	$2,904	$2,875
Fair value of vested shares	$3,927	$5,273	$3,695

        The following tables sets forth the weighted average grant date fair value of shares awarded by the MRRP:

	Year Ended December 31,
	2007	2006	2005
Shares outstanding at beginning of year	$18.27	$18.21	$18.06
Shares granted	--	--	31.36
Shares vested	18.10	18.10	18.02
Shares forfeited	--	--	--

Shares outstanding at end of year	$18.42	$18.27	$18.21

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        As of December 31, 2007, we had $1.2 million of total unrecognized employee compensation expense related to unvested MRRP shares. These expenses are expected to be recognized over a weighted average period of 10 months. Excess tax benefits of $377,000 were realized during the year ended December 31, 2007 as a result of the vesting of 160,220 MRRP shares.

        Stock Option Plan. We established the 2003 Stock Option Plan under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the Stock Option Plan vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the fair value of our stock options as of the date the awards were made. The exercise price of the options is equal to the fair market value of the common stock on the grant date. At December 31, 2007, 359,758 of these stock options remain available for future grants.

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

        The following table details the inputs into the Black-Scholes model for stock options granted during the years ended December 31, 2004 and 2003. There were no stock options granted during the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2004	2003
Dividend yield	1.00%	1.00%
Expected volatility	22.60%	13.20%
Risk-free interest rate	4.00%	3.50%
Expected life of stock options	8 years	10 years
Weighted average fair value of stock options granted	$7.12	$4.51

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Stock Option Activity. The following table details stock options granted, exercised and forfeited during the year ended December 31, 2007:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at beginning of year	1,818,626	$17.92		--
Stock options granted	--	--		--
Stock options exercised	(25,900)	17.83		$241
Stock options forfeited	(500)	17.83		--

Stock options outstanding at end of year	1,792,226	$17.92	5.3	$7,582

Stock options exercisable at end of year	1,411,676	$17.90	5.3	$6,002

        The following table details stock options granted, exercised and forfeited during the year ended December 31, 2006:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at beginning of year	1,864,750	$17.92		--
Stock options granted	--	--		--
Stock options exercised	(43,624)	18.04		$683
Stock options forfeited	(2,500)	17.83		--

Stock options outstanding at end of year	1,818,626	$17.92	6.3	$24,901

Stock options exercisable at end of year	1,063,526	$17.89	6.3	$14,591

        The aggregate intrinsic value in the preceding tables for stock options outstanding is based on the closing price of our stock at December 31, 2007 and 2006. The aggregate intrinsic value in the preceding tables of stock options exercised was based on the closing price of our stock on the exercise date.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        The following table details stock options granted, exercised and forfeited since inception of the plan:

	Number of Shares	Weighted Average Exercise Price	Average Grant Date Fair Value
Stock options outstanding at December 31, 2003	1,852,750	$17.83	$--
Stock options granted	45,000	22.40	7.12
Stock options exercised	(2,000)	17.83	--
Stock options forfeited	(6,500)	17.83	--

Stock options outstanding at December 31, 2004	1,889,250	17.94	--

Stock options granted	--	--	--
Stock options exercised	(11,500)	17.83	--
Stock options forfeited	(13,000)	20.64	--

Stock options outstanding at December 31, 2005	1,864,750	17.92	--

Stock options granted	--	--	--
Stock options exercised	(43,624)	18.04	--
Stock options forfeited	(2,500)	17.83	--

Stock options outstanding at December 31, 2006	1,818,626	17.92	--

Stock options granted	--	--	--
Stock options exercised	(25,900)	17.83	--
Stock options forfeited	(500)	17.83	--

Stock options outstanding at December 31, 2007	1,792,226	17.92	--

        The following table details the intrinsic value, cash received and tax benefit realized from the exercise of stock options during the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Intrinsic value (market value on the
exercise date less the strike price)	$241	$683	$120
Cash received from the exercise of
stock options	462	787	205
Tax benefit realized from the exercise
of stock options	50	140	42

        At December 31, 2007, there was $592,000 of total unrecognized compensation expense related to unvested stock options that will be expensed over a weighted average period of six months.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

19. Regulatory Capital Requirements

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

        Quantitative measures that have been established by regulation to ensure capital adequacy require that we maintain minimum capital amounts and ratios (set forth in the following table). Our primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that we maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. As of December 31, 2007, we exceed all capital requirements to which we are subject.

        As of December 31, 2007 and 2006, the most recent notifications from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that we believe have changed the Bank’s category.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        Regulatory Capital. The actual capital amounts and ratios as of December 31, 2007 and 2006 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total risk-based capital
(to risk-weighted assets)	$333,683	10.8%	$247,538	8.0%	$309,423	10.0%
Tier 1 capital (to adjusted
tangible assets)	294,661	8.5	139,472	4.0	174,340	5.0
Tangible capital (to
tangible assets)	294,661	8.5	52,302	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	294,661	9.5	123,769	4.0	185,654	6.0
As of December 31, 2006:
Total risk-based capital
(to risk-weighted assets)	$360,445	11.8%	$245,122	8.0%	$306,402	10.0%
Tier 1 capital (to adjusted
tangible assets)	327,316	9.7	135,193	4.0	168,992	5.0
Tangible capital (to
tangible assets)	327,316	9.7	50,697	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	327,316	10.7	122,561	4.0	183,841	6.0

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

        During the three months ended December 31, 2007, the Bank paid a $33.9 million dividend to the Company. This dividend reduced the Bank’s regulatory capital; however, the Company may provide additional support to the Bank if additional capital is needed to maintain the Bank’s capital ratios.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

        GAAP to Regulatory Capital Reconciliation. The following table reconciles the Bank’s capital calculated in accordance with GAAP and consolidated Bank regulatory capital amounts as presented in the previous table:

	At December 31, 2007
(Dollars in thousands)	Tangible Capital	Core Capital	Total Risk-Based Capital
Bank GAAP capital	$341,990	$341,990	$341,990
Add:
Allowance for loan losses	--	--	39,022
Net unrealized loss on available
for sale securities	141	141	141
Less:
Investment in nonincludable subsidiaries	1,221	1,221	1,221
Goodwill and certain other intangible assets
net of associated deferred tax benefits	46,249	46,249	46,249

Bank regulatory capital	$294,661	$294,661	$333,683

	At December 31, 2006
(Dollars in thousands)	Tangible Capital	Core Capital	Total Risk-Based Capital
Bank GAAP capital	$375,153	$375,153	$375,153
Add:
Allowance for loan losses	--	--	33,129
Net unrealized loss on available
for sale securities	717	717	717
Less:
Investment in nonincludable subsidiaries	1,165	1,165	1,165
Goodwill and certain other intangible assets
net of associated deferred tax benefits	47,389	47,389	47,389

Bank regulatory capital	$327,316	$327,316	$360,445

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

20. Lease Commitments

        At December 31, 2007, 2006 and 2005 we were obligated under noncancelable operating leases for office space and equipment. Certain leases contain escalation clauses providing for increased rental rates based primarily on increases in real estate taxes or in the average consumer price index. Net rent expense under operating leases, included in occupancy expense, was approximately $1.2 million, $1.1 million and $974,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        The approximate future minimum rental payments projected under the remaining terms of the leases are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2008	$1,125
2009	873
2010	513
2011	341
2012	217
Thereafter	1,341

Total minimum lease payments due	$4,410

21. Fair Value of Financial Instruments

        The following methods and assumptions were used in estimating fair value disclosure for financial instruments.

        General Assumptions. We assume the book value of short-term financial instruments, defined as any items that mature or reprice within six months or less, approximate their fair value. Short-term financial instruments consist of cash and cash equivalents, accrued interest receivable, advances from borrowers for taxes, insurance and other escrow funds and accrued interest payable.

        Investment and Mortgage-Backed Securities. For investment and mortgage-backed securities, fair value represents quoted market price, if available, or quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, adjusted for differences between the quoted securities and the securities being valued.

        Investment in FHLBank Stock and FHLBank Advances and Other Borrowings. The fair value of FHLBank stock is equivalent to its carrying amount due to it only being redeemable at par value with the FHLBank. The fair value of FHLBank advances and other borrowings is the estimated fair value of similar advances and borrowings with comparable maturities at interest rates currently offered by the FHLBank.

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

        Deposits. The fair value of noninterest-bearing checking, savings, interest-bearing checking and money market accounts is the amount payable on demand. The fair value of fixed maturity time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for time deposits of similar remaining maturities.

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

        Carrying and Fair Value of Financial Instruments. The estimated fair values of our financial instruments at December 31, 2007 and 2006 are presented in the following table. Since the fair value of forward loan sales, loan purchase commitments and loan origination commitments are not significant, these disclosures are not included in this table.

	At December 31,
	2007		2006
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$241,461	$241,461	$86,808	$86,808
Investment securities	130,551	130,551	105,090	105,090
Mortgage-backed securities	6,689	6,689	12,272	12,272
Net loans after allowance
for loan losses	2,909,589	2,951,652	3,017,031	3,029,706
Accrued interest receivable	21,248	21,248	23,023	23,023
FHLBank Topeka stock	65,837	65,837	62,022	62,022
Financial liabilities:
Deposits	2,430,544	2,441,484	2,052,343	2,050,552
FHLBank Topeka advances
and other borrowings	689,288	711,238	962,376	961,406
Advances from borrowers for
taxes, insurance and other
escrow funds	30,205	30,205	27,203	27,203
Accrued interest payable	6,269	6,269	6,620	6,620

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

        At December 31, 2007 and 2006, we had commitments to originate fixed-rate loans of approximately $32.4 million and $72.8 million, respectively, and adjustable-rate loans of approximately $35.7 million and $46.3 million, respectively. Commitments, which are disbursed subject to certain limitations, extend over periods of time with the majority of executed commitments disbursed within a 12-month period. Fixed-rate commitments carried interest rates ranging from 6.25% to 18.00% and 7.13% to 18.00% at December 31, 2007 and 2006, respectively.

        Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. We evaluate each customer’s creditworthiness on a case-by-case basis. The same credit policies are used in both granting lines of credit and on-balance sheet instruments. At December 31, 2007 and 2006, we had commitments to lend under unused warehouse mortgage lines of credit of approximately $210.4 million and $331.9 million, respectively. We also had commitments to lend customers’ unused consumer lines of credit at December 31, 2007 and 2006 of approximately $133.2 million and $134.8 million, respectively. In addition, at December 31, 2007 and 2006, we had commitments to lend to customers pursuant to unused commercial lines of credit of approximately $221.5 million and $226.9 million, respectively.

        At December 31, 2007 and 2006, outstanding commitments to purchase mortgage loans aggregated approximately $33.0 million and $50.8 million, respectively, and commitments to sell mortgage loans aggregated approximately $50.0 million and $41.5 million, respectively. These commitments to sell extend over varying periods of time with the majority being settled within a 60-day period.

        We have employment agreements with two key executives. The employment agreements provide for annual base salaries, participation in retirement and executive benefit plans and other fringe benefits applicable to executive personnel. These employment agreements provide for three-year terms which are extended daily thereafter.

        We are party to litigation and claims arising in the normal course of business. We believe that, after consultation with legal counsel, any liability arising from such litigation and claims will not be material to our Consolidated Statements of Financial Condition or Consolidated Statements of Operations.

        Notional and Fair Value of Derivatives. Information pertaining to the notional and fair values of our derivative financial instruments is presented in the following table:

	At December 31,
	2007		2006
(Dollars in thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Forward loan sale commitments	$45,155	$44,943	$35,677	$35,612
Derivative loan commitments	40,632	41,061	24,265	24,405

        The difference between the notional and fair value of these derivative financial instruments is recorded in our Statements of Financial Condition at December 31, 2007 and 2006.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

23. Condensed Parent Company Financial Statements

        The following represents the condensed Statements of Financial Condition at December 31, 2007 and 2006 and condensed Statements of Operations and Cash Flows for the years ended December 31, 2007, 2006 and 2005 for TierOne Corporation, the parent company.

Statements of Financial Condition
(Parent Company Only)

	At December 31,
(Dollars in thousands)	2007	2006
Assets
Cash in subsidiary bank	$262	$158
Investment in subsidiary bank	341,990	375,153
Note receivable from subsidiary bank	32,832	7,311
Accrued interest receivable	65	44
Prepaid expenses and other assets	1,638	1,790

Total assets	$376,787	$384,456

Liabilities and Stockholders’ Equity
Liabilities:
Junior subordinated debentures	$30,928	$30,928
Accrued interest payable	219	175
Accrued taxes and other liabilities	50	70

Total liabilities	31,197	31,173

Stockholders’ equity:
Common stock	226	226
Additional paid-in capital	366,042	358,733
Retained earnings, substantially restricted	94,630	112,111
Treasury stock	(105,008)	(105,406)
Unallocated common stock held by the
Employee Stock Ownership Plan	(10,159)	(11,664)
Accumulated other comprehensive loss, net	(141)	(717)

Total stockholders’ equity	345,590	353,283

Total liabilities and stockholders’ equity	$376,787	$384,456

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Statements of Operations
(Parent Company Only)

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Interest on investment securities	$--	$22	$106
Interest on subsidiary bank note receivable	284	1,031	817
Other income	--	19	15
Interest expense - junior subordinated debentures	(2,673)	(3,122)	(2,483)
Professional services expense related to CapitalSource merger	(1,833)	--	--
Other expense	(408)	(390)	(381)

Net loss before income tax benefit
and equity in earnings of subsidiary bank	(4,630)	(2,440)	(1,926)
Income tax benefit	1,155	1,007	858

Net loss before equity in earnings of subsidiary bank	(3,475)	(1,433)	(1,068)
Equity in earnings (loss) of subsidiary bank	(8,950)	42,748	33,900

Net income (loss)	$(12,425)	$41,315	$32,832

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Statements of Cash Flows
(Parent Company Only)

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Reconciliation of net income (loss) to net cash provided by
(used in) operating activities:
Net income (loss)	$(12,425)	$41,315	$32,832
Adjustments to reconcile net income to net cash used in
operating activities:
Net premium amortization of investment securities	--	15	78
Equity in loss (earnings) of subsidiary bank	8,950	(42,748)	(33,900)
Deferred income tax expense (benefit)	--	20	8
Changes in certain assets and liabilities:
Tax benefit receivable	--	--	(1)
Accrued interest receivable	(21)	67	(8)
Prepaid expenses and other assets	152	195	118
Accrued interest payable	44	(22)	52
Accrued expenses and other liabilities	(20)	(20)	6

Net cash used in operating activities	(3,320)	(1,178)	(815)

Cash from investing activities:
Proceeds from maturity of investment securities, available for sale	--	1,700	425
Dividends received from subsidiary bank	33,900	--	--
Net repayment (advances) on note receivable from subsidiary bank	(25,521)	15,010	7,616

Net cash provided by investing activities	8,379	16,710	8,041

Cash flows from financing activities:
Repurchase of common stock for treasury	(204)	(4,825)	(3,594)
Dividends paid on common stock	(5,213)	(4,486)	(3,813)
Proceeds from the exercise of stock options	462	787	--
Called junior subordinated debentures	--	(7,000)	--
Treasury stock reissued under stock option plan	--	--	205

Net cash used in financing activities	(4,955)	(15,524)	(7,202)

Net increase in cash in subsidiary bank	104	8	24
Cash in subsidiary bank at beginning of year	158	150	126

Cash in subsidiary bank at end of year	$262	$158	$150

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

24. Quarterly Financial Information (Unaudited)

	Quarter Ended
(Dollars in thousands, except per share data)	03/31/2007	06/30/2007	09/30/2007	12/31/2007
Total interest income	$58,665	$59,541	$59,905	$55,910
Total interest expense	27,470	28,857	30,589	30,985

Net interest income	31,195	30,684	29,316	24,925
Provision for loan losses	1,468	10,233	17,483	38,917

Net interest income (loss) after
provision for loan losses	29,727	20,451	11,833	(13,992)

Noninterest income	7,004	7,324	7,524	8,485
Noninterest expense	21,499	22,813	27,662	23,083
Income tax expense (benefit)	5,854	2,503	(2,425)	(10,208)

Net income (loss)	$9,378	$2,459	$(5,880)	$(18,382)

Net income (loss) per common share, basic	$0.56	$0.15	$(0.35)	$(1.09)
Net income (loss) per common share, diluted	0.55	0.14	(0.34)	(1.09)
Dividends declared per common share	0.07	0.08	0.08	0.08

	Quarter Ended
(Dollars in thousands, except per share data)	03/31/2006	06/30/2006	09/30/2006	12/31/2006
Total interest income	$50,193	$54,831	$59,989	$58,874
Total interest expense	21,057	23,427	25,848	27,687

Net interest income	29,136	31,404	34,141	31,187
Provision for loan losses	1,331	1,811	1,148	1,763

Net interest income after
provision for loan losses	27,805	29,593	32,993	29,424

Noninterest income	6,406	7,195	6,929	8,554
Noninterest expense	19,346	20,991	21,111	20,321
Income tax expense	5,663	6,090	7,294	6,768

Net income	$9,202	$9,707	$11,517	$10,889

Basic earnings per share	$0.56	$0.59	$0.70	$0.66
Diluted earnings per share	0.54	0.57	0.67	0.63
Dividends declared per common share	0.06	0.07	0.07	0.07

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

25. Proposed Merger with CapitalSource Inc.

        On May 17, 2007, the Company, CapitalSource Inc. (“CapitalSource”) and CapitalSource TRS Inc. (“CapitalSource TRS”) entered into and announced an Agreement and Plan of Merger (“Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to conditions set forth in the Merger Agreement, the Company will merge with and into CapitalSource TRS (“Merger”), with CapitalSource TRS continuing as the surviving corporation. The Merger Agreement and the Merger were approved by the stockholders of the Company at a special meeting held on November 29, 2007.

        Consummation of the Merger is subject to customary conditions, including, without limitation, the accuracy of the representations and warranties of the parties (subject generally to a material adverse effect standard) and regulatory approval. Although CapitalSource has filed an application with the OTS for approval of transactions contemplated by the Merger Agreement, the OTS has yet to deem the application either complete or approved, and no assurance can be given that the OTS will approve the transaction.

        The Merger Agreement further provides that either the Company or CapitalSource (each acting through its respective Board of Directors) has the right at any time after February 17, 2008 to unilaterally terminate the Merger Agreement, unless the failure to effect the Merger by such date was due to the terminating party’s failure to perform its obligations and covenants under the Merger Agreement. The Company has indicated that its present intent is not to terminate the Merger Agreement pending receipt of further comment from the OTS. Conversely, CapitalSource has publicly advised that its Board of Directors has authorized its Chairman and Chief Executive Officer to either terminate the Merger Agreement or negotiate new terms for the transaction. In light of the preceding sentence, the Company can provide no assurance that the Merger will be completed even if all conditions precedent to the transaction (including receipt of regulatory approval) are satisfied.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TierOne Corporation:

        We have audited TierOne Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TierOne Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, TierOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TierOne Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Lincoln,Nebraska
March 10, 2008

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter and year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

        The information required by Item 10 of Form 10-K with respect to the identification of directors and executive officers and corporate governance disclosure is incorporated by reference from “Information With Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (“Proxy Statement”). In the event that such Proxy Statement is not filed on or prior to 120 days after the Company’s fiscal year end (April 29, 2008), the Annual Report on Form 10-K will be amended to include the information required by Instruction G to Form 10-K.

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

Item 11. Executive Compensation

        The information required by Item 11 of Form 10-K is incorporated by reference from “Management Compensation” and “Information With Respect to Nominees for Director, Continuing Directors and Executive Officers — Compensation Committee Interlocks and Insider Participation” in the Proxy Statement. In the event that such Proxy Statement is not filed on or prior to 120 days after the Company’s fiscal year end (April 29, 2008), the Annual Report on Form 10-K will be amended to include the information required by Instruction G to Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 403 of Regulation S-K is incorporated by reference from “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement. In the event that such Proxy Statement is not filed on or prior to 120 days after the Company’s fiscal year end (April 29, 2008), the Annual Report on Form 10-K will be amended to include the information required by Instruction G to Form 10-K.

        Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2007:

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options, Restricted Stock Grants, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Restricted Stock Grants, Warrants and Rights	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity compensation plans
plans approved by	2,086,146	$ 17.96	460,411
security holders
Equity compensation plans
not approved by security
holders	N/A	N/A	N/A

Total	2,086,146	$ 17.96	460,411

Item 13. Certain Relationships and Related Transactions, Director Independence

        The information required by Item 13 of Form 10-K is incorporated by reference from “Management Compensation – Transactions with Certain Related Persons” and “Information With Respect to Nominees for Director, Continuing Directors and Executive Officers – Election of Directors” in the Proxy Statement. In the event that such Proxy Statement is not filed on or prior to 120 days after the Company’s fiscal year end (April 29, 2008), the Annual Report on Form 10-K will be amended to include the information required by Instruction G to Form 10-K.

Item 14. Principal Accounting Fees and Services

        The information required by Item 14 of Form 10-K is incorporated by reference from “Ratification of Appointment of Auditors” in the Proxy Statement. In the event that such Proxy Statement is not filed on or prior to 120 days after the Company’s fiscal year end (April 29, 2008), the Annual Report on Form 10-K will be amended to include the information required by Instruction G to Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

The following financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data,” and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2007 and 2006;

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005;

•	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005;

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm

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

TIERONE CORPORATION
Date: March 10, 2008	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 10, 2008	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: March 10, 2008	By:/s/ James A. Laphen
James A. Laphen
Chief Operating Officer and Director
Date: March 10, 2008	By:/s/ Eugene B. Witkowicz
Eugene B. Witkowicz
Chief Financial Officer and Corporate Secretary
(Principal Accounting Officer)
Date: March 10, 2008	By:/s/ Campbell R. McConnell
Campbell R. McConnell
Director
Date: March 10, 2008	By:/s/ Joyce Person Pocras
Joyce Person Pocras
Director
Date: March 10, 2008	By:/s/ Ann Lindley Spence
Ann Lindley Spence
Director
Date: March 10, 2008	By:/s/ Charles W. Hoskins
Charles W. Hoskins
Director

Exhibit Index

No.	Exhibits	Location
2.1	Stock Purchase Agreement, dated as of March 30, 2004, among TierOne Corporation,
	United Nebraska Financial Co. and the Shareholders of United Nebraska Financial Co.	(1)
2.2	Agreement and Plan of Merger, dated as of May 17, 2007, by and among CapitalSource Inc.,
	CapitalSource TRS Inc. and TierOne Corporation (a)	(8)
3.1	Articles of Incorporation of TierOne Corporation	(2)
3.2	Bylaws of TierOne Corporation	(2)
4.0	Forms of Stock Certificate of TierOne Corporation	(2)
10.1	Amended and Restated Employment Agreement between TierOne Bank and Gilbert G. Lundstrom*	(6)
10.2	Amended and Restated Employment Agreement between TierOne Bank and James A. Laphen*	(6)
10.3	Amended and Restated Employment Agreement between TierOne Corporation and Gilbert G. Lundstrom	(6)
10.4	Amended and Restated Employment Agreement between TierOne Corporation and James A. Laphen*	(6)
10.5	Amended and Restated 1993 Supplemental Retirement Plan Agreement between TierOne Bank and
	Gilbert G. Lundstrom*	(6)
10.6	Form of Amended and Restated Three-Year Change in Control Agreement between TierOne Bank,
	TierOne Corporation and certain executive officers*	(6)
10.7	Form of Amended and Restated Two-Year Change in Control Agreement between TierOne Bank,
	TierOne Corporation and certain executive officers*	(6)
10.8	TierOne Bank Amended and Restated Employee Severance Plan*	(6)
10.9	Amended and Restated Supplemental Executive Retirement Plan for the TierOne Corporation Employee
	Stock Ownership Plan*	(6)
10.10	Amended and Restated Supplemental Executive Retirement Plan for the TierOne Bank Savings Plan*	(6)
10.11	TierOne Bank Amended and Restated Deferred Compensation Plan*	Filed Herewith
10.12	Fourth Amended and Restated Consultation Plan for Directors*	(6)
10.13	TierOne Bank Management Incentive Compensation Plan*	(4)
10.14	Form of Trust Agreement for Deferred Compensation and Supplemental Executive Retirement Plans of
	TierOne Corporation and TierOne Bank*	(6)
10.15	Amended and Restated 2003 Stock Option Plan*	(6)
10.16	Form of Non-employee Director Compensatory Stock Option Agreement for use under the
	2003 Stock Option Plan*	(5)
10.17	Form of Employee Compensatory Stock Option Agreement for use under the 2003 Stock Option Plan*	(5)
10.18	Form of Employee Incentive Stock Option Agreement for use under 2003 Stock Option Plan*	(5)
10.19	Amended and Restated 2003 Management Recognition and Retention Plan and Trust Agreement*	(6)
10.20	Form of award agreements for use under the Management Recognition and Retention
	Plan and Trust Agreement*	(5)
10.21	First Amendment to Amended and Restated Employment Agreement between TierOne Corporation and
	Gilbert G. Lundstrom*	(7)
10.22	First Amendment to Amended and Restated Employment Agreement between TierOne Corporation and
	James A. Laphen*	(7)
10.23	First Amendment to TierOne Bank Savings Plan Amended and Restated Supplemental Executive
	Retirement Plan*	(7)
21	Subsidiaries of the Registrant - “Item 1. Business - Subsidiary Activities” of TierOne Corporation’s Annual
	Report on Form 10-K for the year ended December 31, 2007 is incorporated by reference herein	--
23	Consent of KPMG LLP	Filed Herewith
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*	Denotes a management contract or compensatory plan or arrangement.
(a)	The disclosure schedules and exhibits to the Agreement and Plan of Merger were not filed with the Agreement. TierOne Corporation has agreed to furnish supplementally a copy of any such schedules or exhibits to the Securities and Exchange Commission upon request.
(1)	Incorporated by reference to Exhibit 2 of TierOne Corporation’s Form 8-K filed on
August 31, 2004.
(2)	Incorporated by reference to TierOne Corporation’s Registration Statement on Form S-1,
filed on April 8, 2002, as amended and declared effective on August 12, 2002 (File No. 333-85838)
(3)	Incorporated herein by reference to TierOne Corporation’s definitive proxy statement filed by TierOne Corporation with the SEC on March 11, 2003.
(4)	Incorporated by reference to TierOne Corporation's Annual Report on
Form 10-K for the year ended December 31, 2002 filed by TierOne Corporation with the SEC on March 28, 2003.
(5)	Incorporated by reference to TierOne Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed by TierOne Corporation with the SEC on March 9, 2005.
(6)	Incorporated by reference to TierOne Corporation’s Form 8-K filed on August 2, 2006.
(7)	Incorporated by reference to TierOne Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 filed by TierOne Corporation with the SEC on March 12, 2007.
(8)	Incorporated by reference to TierOne Corporation’s Form 8-K filed on May 23, 2007.