Form 10-K/A
period 2007-12-31
TIERONE CORP
filed 2008-04-29
CIK 1170605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1 to
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007 Commission File Number 005-78774

OR

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from __________ to __________.

Commission File Number 005-78774

TierOne Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	04-3638672
(State of Incorporation)	(I.R.S. Employer Identification Number)

Registrant’s Address of Principal Executive Offices: 1235 N Street, Lincoln, Nebraska 68508
Registrant’s Telephone Number, including area code: (402) 475-0521
Securities registered pursuant to Section 12(b) of the Act:
Title of Class —Common Stock, Par Value $0.01 Per Share
Securities registered pursuant to Section 12(g) of the Act: None

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

Yes |_|      No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $543,431,480 as of June 30, 2007. As of April 25, 2008 there were 18,036,134 issued and outstanding shares of the Registrant’s common stock.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

On March 11, 2008, the undersigned registrant filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The registrant hereby supplements the original Annual Report on Form 10-K by amending and restating Part III and Part IV of the Form 10-K in their entirety to provide the information that the registrant indicated it would incorporate by reference from its Proxy Statement for the 2008 Annual Meeting of the Shareholders unless the Proxy Statement would not be filed by April 29, 2008 in which case the registrant would amend the Form 10-K to provide the omitted information.

This Amendment No. 1 to the Annual Report on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than amending and restating Part III and Part IV, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following sets forth certain information regarding the Directors of the Company (ages are reflected as of March 12, 2008):

Gilbert G. Lundstrom, Esq., age 66. Chairman of the Board and Chief Executive Officer of TierOne Corporation since April 2002 and TierOne Bank since October 2001; prior thereto Mr. Lundstrom served as Chairman of the Board, President and Chief Executive Officer from September 1999. From 1996 to 1999, he served as Director, President and Chief Executive Officer of TierOne Bank. He joined TierOne Bank in 1994. He was a director of the Federal Home Loan Bank of Topeka and served on the Board of Directors of Sahara Enterprises, Inc., Chicago, Illinois. Prior to 1994, he was the managing partner of Woods & Aitken Law Firm, Lincoln, Nebraska, where he practiced law for 25 years. Woods & Aitken serves as general counsel to TierOne Bank. Mr. Lundstrom has been a Director of TierOne Bank since 1994.

Charles W. Hoskins, age 71. Director. Self-employed financial advisor; retired partner of Deloitte & Touche LLP having last served as National Director of Japanese Business Development, Los Angeles, California. Mr. Hoskins has been a Director of TierOne Bank since 2004.

James A. Laphen, age 59. Director. President and Chief Operating Officer of TierOne Corporation since April 2002 and TierOne Bank since October 2001. Mr. Laphen joined TierOne Bank in September 2000 as Senior Executive Vice President and Chief Operating Officer. Prior thereto he served as President and Chief Operating Officer of Commercial Federal Bank, Omaha, Nebraska, from 1994 to July 2000. Mr. Laphen has been a Director of TierOne Bank since 2000.

Campbell R. McConnell, age 79. Director. Retired; currently Professor Emeritus of Economics, University of Nebraska-Lincoln. Dr. McConnell has been a Director of TierOne Bank since 1974.

Joyce Person Pocras, age 65. Director. CPA (inactive), independent investor; retired in 1993 as the internal auditor of First Federal Lincoln Bank, now known as TierOne Bank. Ms. Pocras has been a Director of TierOne Bank since 1994.

Ann Lindley Spence, age 73. Director. Retired; previously, President of Spence Title Services, Inc., a title insurance company located in Omaha, Nebraska. Ms. Spence has been a Director of TierOne Bank since 1989.

        With the exception of Mr. Hoskins who was elected as a director in 2004, all existing directors have served as directors of TierOne Corporation since 2002, the year our Company was formed.

Executive Officers Who Are Not Directors

Set forth below is the information with respect to the principal occupations during the last five years for the six executive officers of TierOne Bank who do not serve as directors. Mr. Witkowicz also serves as an executive officer of TierOne Corporation. The other executive officers of TierOne Corporation are Messrs. Lundstrom and Laphen. Ages are reflected as of March 12, 2008.

Name	Age	Principal Occupation During the Past Five Years
Eugene B. Witkowicz	60	Executive Vice President, Chief Financial Officer, Corporate Secretary and
		Treasurer of TierOne Corporation since 2003 and Executive Vice President,
		Corporate Secretary, Treasurer and Director of Finance of TierOne Bank since
		2001. Previously, Executive Vice President, Treasurer and Chief Financial
		Officer since 1992. Mr. Witkowicz joined TierOne Bank in 1972.
Gale R. Furnas	54	Executive Vice President and Director of Lending of TierOne Bank since 1998.
		Previously, Senior Vice President/Loan Sales Manager and Assistant Director
		of Lending since 1996. Mr. Furnas joined TierOne Bank in 1976.
Roger R. Ludemann	59	Executive Vice President and Director of Retail Banking of TierOne Bank since
		2000. Previously, Executive Vice President and Director of Consumer Services
		since 1997. Mr. Ludemann joined TierOne Bank in 1995.
Larry L. Pfeil	65	Executive Vice President and Director of Administration of TierOne Bank since
		2000. Previously, Executive Vice President and Director of Financial
		Services of TierOne Bank since 1982. Mr. Pfeil joined TierOne Bank in 1971.
David L. Kellogg	49	Senior Vice President and Controller of TierOne Bank since March 2004; prior
		thereto, Controller of TierOne Bank since September 2003; Client Relationship
		Manager, Fiserv, Inc., a banking software and services company, from 2001 to
		2003; Assistant Corporate Controller, Commercial Federal Bank, Omaha,
		Nebraska, from 1982 to 2001.
Edward J. Swotek	46	Senior Vice President and Strategic Planning and Investor Relations Officer
		of TierOne Bank since August 2005; prior thereto, Senior Vice President and
		Strategic Planning Officer since 2000. Mr. Swotek joined TierOne Bank in
		1987.

Meetings and Committees of the Board of Directors

During the year ended December 31, 2007, the Board of Directors of TierOne Corporation and TierOne Bank met 17 times. All directors of TierOne Corporation attended all of the Board meetings held during the year and all of the meetings held by all committees of the Board on which he/she served either in person or by telephone to accomodate scheduling conflicts. The Board of Directors of TierOne Corporation has standing Audit, Compensation and Nominating and Corporate Governance Committees.

Although we do not have a formal policy regarding attendance by members of the Board of Directors at Annual Meetings of Shareholders, we typically schedule a Board meeting in conjunction with our Annual Meeting of Shareholders and expect that our directors will attend, absent a valid reason for not doing so. All of our directors attended our Annual Meeting of Shareholders held on May 15, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We know of no person who owns more than 10% of our common stock for purposes of Section 16(a).

        Based solely on our review of the copies of reports of ownership and changes in ownership that were furnished to us, or written representations from our officers and directors that no reports were required to be filed because they had no change in their ownership, we believe that during, and with respect to, the fiscal year ended December 31, 2007, our officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

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

Audit Committee

        The Audit Committee’s primary duties and responsibilities are to: appoint the independent auditors; monitor the integrity of the financial reporting process and systems of internal controls regarding finance, accounting, legal and regulatory compliance; monitor the qualifications, independence and performance of the independent auditors and internal auditing department; and provide an avenue of communication among the independent auditors, management, the internal auditing department and the Board of Directors. The Audit Committee is comprised of four independent directors as defined in the listing standards of NASDAQ and rules of the Securities and Exchange Commission. The current members of the Audit Committee are Directors Hoskins, Spence, Pocras and McConnell (Chairman). The Board of Directors has determined that Ms. Pocras and Mr. Hoskins meet the Securities and Exchange Commission’s definition of audit committee financial expert. The Audit Committee of TierOne Corporation met six times in 2007.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

        The Compensation Committee of our Board of Directors, together with the administrators of the Company’s 2003 Stock Option Plan and the 2003 Recognition and Retention Plan and Trust Agreement, set and administer the policies that govern our executive compensation, including:

•	Establishing and reviewing executive base salaries;
•	Overseeing our annual incentive compensation plan;
•	Overseeing our long-term equity-based compensation plans;
•	Approving all bonuses and awards under these plans; and
•	Annually approving and recommending to the Board all compensation decisions for executive officers, including those for the Chief Executive Officer, the Chief Operating Officer and the other officers named in the Summary Compensation Table (referred to as the named executive officers).

        The Compensation Committee maintains overall responsibility for our executive compensation policies and seeks to assure that compensation paid to the named executive officers is fair, reasonable and competitive, and is linked to increasing long-term shareholder value. Additionally, compensation consideration for the named executive officers in 2007 was partially dictated pursuant to the terms and conditions of a proposed merger agreement. The merger agreement was subsequently terminated in early 2008.

        As appropriate, references to the Compensation Committee herein may also include the administrators of the Company’s 2003 Stock Option Plan and the 2003 Recognition and Retention Plan and Trust Agreement.

Executive Compensation Philosophy

        We understand the importance of maintaining an effective executive compensation and benefits program to advance the long-term performance of TierOne Corporation and TierOne Bank. We adhere to the following core principles to guide our decisions regarding these programs:

•	The interests of our executives are aligned with those of our shareholders through existing and potential stock ownership and by linking management incentives to shareholder return;
•	Rewards are closely linked to company-wide and individual performance;
•	Incentives are provided to promote the achievement of successful annual results as a step toward fulfilling our long-term operating goals and strategic objectives;
•	The structure of executive officers' compensation aligns with short-term and long-term goals and objectives; and
•	We provide executive compensation that is comparable to other financial institutions of our relevant size to ensure that we are able to attract, retain and motivate top performing executive officers in a cost-effective manner for the long-term success of TierOne Corporation and TierOne Bank.

        We believe that implementing an executive compensation and benefits program that is focused on achieving these core principles will benefit the Company, and ultimately our shareholders, over the long-term by attracting and retaining highly qualified and industry-experienced executives who are committed to our continued growth and long-term success.

        To balance all these objectives, our executive compensation program uses the following elements:

•	Base salary, to provide a fixed compensation level competitive in the marketplace;
•	Annual incentive compensation plan, to reward short-term performance against specific financial targets;
•	Long-term equity incentive compensation, to link management incentives to shareholder return; and
•	Retirement, perquisites and other benefits, to attract and retain management and other employees over the longer term.

Role of the Compensation Committee

        The Compensation Committee is responsible for, among other things, developing executive compensation policies for TierOne Corporation, TierOne Bank and subsidiaries. As part of its responsibilities, the Compensation Committee sets compensation for all of the executive officers of TierOne Corporation and TierOne Bank, including the named executive officers. The Compensation Committee ensures that executive officers of TierOne Corporation who hold similar positions with TierOne Bank do not receive any compensation for service as officers of TierOne Corporation. The Compensation Committee is governed by its charter, which is available on our website, www.tieronebank.com.

        The Compensation Committee is comprised entirely of directors who meet the independence requirements as defined by NASDAQ Rule 4200(a)(15), are deemed a “non-employee director” under Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and satisfy the requirements of an “outside director” for purposes of Section 162(m)(4)(C) of the Internal Revenue Code. The Compensation Committee is comprised of the following directors: Joyce Person Pocras (Chairperson); Ann Lindley Spence; Charles W. Hoskins; and Campbell R. McConnell.

        The objective of the Compensation Committee is to further the core compensation principles described above through a compensation structure comprised of base salary and long-term and short-term incentive-based compensation. Since a substantial part of total compensation is incentive based, a direct link is established between executive compensation and the long-term performance of TierOne Corporation and TierOne Bank.

        The Compensation Committee met three times during the year ended December 31, 2007. In fulfilling its above described objectives, the Compensation Committee has historically utilized outside consultants who have relied upon labor market studies and other relevant market data. The Compensation Committee has the authority to directly engage these outside consultants. The compensation survey information is drawn from both national and regional financial research organizations that report compensation practices and salary levels for executive positions at comparably sized financial institutions, specifically banks and thrifts (referred to as our peer group). The Compensation Committee’s objective is to provide competitive base salaries as well as the appropriate mix of long-term and short-term incentive-based compensation that is comparable with total compensation paid by TierOne Corporation’s peer group.

        Our Chief Executive Officer serves in an advisory role to the Compensation Committee with respect to executive compensation for named executive officers other than himself, including with respect to executive performance. The Chief Executive Officer’s recommendations are considered by the Compensation Committee, but the Compensation Committee remains responsible for all decisions on compensation levels for the named executive officers and on our executive compensation policies and executive compensation programs.

        In evaluating our top two executive officers, the Compensation Committee conducts an evaluation of the Chief Executive Officer’s individual performance. The Chief Executive Officer rates the President’s individual performance and advises the Compensation Committee of his assessment. Criteria that are considered in evaluating the individual performance of our two top executive officers include integrity, vision, leadership, ability to meet corporate objectives, succession planning, internal and external relations with customers, community and employees and board relations. In December of 2006, the Compensation Committee completed these evaluations for both the Chief Executive Officer and the President. These evaluations were reflective of performance for the time period of calendar year 2006.

        Executive officers below the level of Chief Executive Officer and President receive a written performance evaluation by the President which is subsequently reviewed and approved by the Chief Executive Officer. These evaluations judge the individual officers’ performance on a series of criteria which include technical and professional knowledge, leadership, management skills, interpersonal skills and compliance with ethical standards and reliability. These evaluations were completed in July of 2007 and were reflective of performance for the time period of July 1, 2006 to June 30, 2007.

Role of the Compensation Consultant

        From time to time, the Compensation Committee has hired and engaged nationally recognized, independent, third party compensation consultants to evaluate executive compensation, to discuss general compensation trends, to provide competitive market data and to assist human resources management in developing compensation recommendations to present to the Compensation Committee. Generally on an annual basis, the compensation consultant provides the Compensation Committee with advice, consultation and market information. Although the compensation consultant provides market data for consideration by the Compensation Committee in setting senior executive (including named executive officers) compensation levels and programs, the compensation consultant does not make specific recommendations on individual compensation amounts for named executive officers, nor does the consultant determine the amount or form of executive compensation. All decisions on senior executive compensation levels and programs are made by the Compensation Committee.

        While our Chief Executive Officer has the ability to meet with the compensation consultants on an individual basis, this would only be done in situations where the Chief Executive Officer believed there was a valid business reason, and the Compensation Committee would be made aware of the meeting. Only the Compensation Committee has the authority to continue or discontinue our relationship with a compensation consultant.

Total Compensation

        The Compensation Committee strives to compensate our named executive officers at competitive levels, with an emphasis on the opportunity to earn above-market pay for above-market performance as compared to our peer group through the incentive compensation portion of our compensation program. To that end, total executive compensation is tied directly to our performance and is structured to ensure equal focus on financial performance, individual performance of our executive officers, and shareholder return. The Compensation Committee engaged Crowe Chizek, an independent, third party compensation consultant, for a total compensation review of the named executive officers for 2007. The compensation consultant’s report was superseded by the execution of a proposed merger agreement which dictated terms of the salaries of the named executive officers while it was in effect. The Compensation Committee therefore approved the updating of existing salary ranges by a cost of living factor and followed the terms of the agreement. The proposed merger agreement was subsequently terminated in early 2008. We believe that the total compensation paid in 2007 was reasonable in its totality and is consistent with our compensation philosophies as described above.

        To the extent that base salaries and equity grants vary by professional role in the market place, as demonstrated by the competitive market data supplied by our outside compensation consultant, the base salaries and equity grants of the named executive officers will vary, sometimes significantly. For example, consistent with the level of responsibility and the executive compensation practices of the companies in the market data reviewed by the Compensation Committee in the past, chief executive officers typically earned significantly more in base salary and equity grants than other named executive officers. This resulted in our Chief Executive Officer being eligible to receive a higher percentage of base salary in annual and long-term incentives than our other named executive officers.

        In light of our compensation philosophy, we believe that the total compensation package for our named executive officers should continue to consist of base salary, annual cash incentive compensation, long-term equity-based incentive compensation, benefit plans and certain other perquisites.

Elements of Compensation

Base Salary

        Base salaries for our executive officers are determined based on job responsibilities, level of experience, individual performance and comparisons to the salaries of executives in similar positions as compared to our peer group (and, in the case of executive officers other than the Chief Executive Officer, the Compensation Committee also considers the job performance evaluation and recommendation of the Chief Executive Officer before approving a salary adjustment for the executive officers). To determine a competitive base salary, the Compensation Committee reviews market data compiled by our outside national professional consulting firm with respect to our peer group, supplemented by general industry information, to assess the competitiveness of the base salary of the named executive officers as well as other senior officers. The Chief Executive Officer’s and President’s base salaries are determined by using a weighting of 50% applied to survey data and 50% to peer group data. The comparison used by the Compensation Committee for these top two positions is to provide a base salary at the 75th percentile of these results if merited by individual performance. Base salary levels for all other executive officers are determined by measurement to the 50th percentile of labor market industry survey data. Outside professional compensation consultant studies are typically ordered by the Compensation Committee on an annual basis for the Chief Executive Officer and President/Chief Operating Officer. Consultant studies are typically completed for the other named executive and senior officers on a bi-annual basis. Various outside consulting firms have been used by the Compensation Committee over a period of years in order to maintain a full range of objective information.

        Merit pay adjustments to base salary are considered annually for each executive officer. When making adjustments to the base salary of the Chief Executive Officer, the Compensation Committee considers the job performance and contribution to the successful operation of TierOne Corporation and TierOne Bank by the Chief Executive Officer. When making adjustments to the base salaries of the other named executive officers, in addition to the above, the Compensation Committee also considers the recommendation of the Chief Executive Officer. Executive base salaries are intended to be at levels reasonably comparable to those of our peer group with the opportunity for compensation at above market levels resulting from the incentive compensation portion of the compensation program.

        For 2007, Messrs. Lundstrom, Laphen, Witkowicz, Furnas and Ludemann received increases in the range of 0.0% to 4.6% in their base salaries. The salary increases for the named executive officers were reflective of their individual performance and our objectives regarding the level of base salaries paid to our executives as described above. Base salaries paid to Messrs. Lundstrom, Laphen, Witkowicz, Furnas and Ludemann represented 27.1%, 33.5%, 37.8%, 40.9% and 37.0%, respectively, of their total compensation.

Annual Incentive Compensation

        We maintain an annual incentive compensation program for participation by certain of our employees, including each of the named executive officers. Eligibility for the annual incentive program, referred to as the Management Incentive Compensation Plan, is restricted to those individuals who, by way of their role in our Company, have significant opportunity to improve our profits and growth. Consistent with our overall compensation philosophy of linking incentive awards to company-wide and individual performance, the annual incentive compensation program is designed to provide performance-based annual cash compensation based on the achievement of annual performance targets approved by the Compensation Committee. For 2007, five criteria were used to establish the performance targets, including: diluted earnings per share (with options expensed) of TierOne Corporation, nonperforming assets to total assets, return on average assets, net interest margin and efficiency ratio of TierOne Bank. The performance measures are weighted as follows: diluted earning per share (with options expensed) of TierOne Corporation: 60.0%; nonperforming asset ratio: 10.0%; return on average assets: 10.0%; net interest margin: 10.0%; and efficiency ratio of TierOne Bank: 10.0%.

        Other than earnings per share and the nonperforming asset ratio, each of the remaining criteria were measured against a peer group set forth in the plan consisting of eleven comparably sized financial institutions. The plan sets forth the minimum, target and maximum levels of organizational performance, measured against a percentage of the peer group average, needed for payment of an incentive award based on Company or individual performance. For earnings per share performance below the minimum level, no incentive award is made; however, a discretionary award may still be granted.

        The amount of the individual award for the Chief Executive Officer and President/Chief Operating Officer is generally a function of the performance of TierOne Corporation and TierOne Bank in relation to the organizational performance targets, as measured by the criteria set forth above. The individual participant’s award for other executive and senior officers also included the participant’s performance compared to a series of individual goals. In addition to setting performance targets, the Compensation Committee also sets each named executive officer’s target bonus percentage amount. This amount is based on a percentage of each named executive officer’s base salary. In determining the target bonus percentage amount, the Compensation Committee considered a comprehensive compensation study conducted by our third party compensation consultant. The study indicated we were below or at market levels in our cash incentive target levels for the named executive officers. No action was taken by the Compensation Committee on these study results due to the then-proposed merger agreement. In addition, the Compensation Committee may also consider the impact an executive can have on meeting the stated organizational performance targets.

        Messrs. Lundstrom, Laphen, Witkowicz, Furnas and Ludemann had a target bonus percentage amount of 50%, 45%, 35%, 35% and 30%, respectively, of base salary for the 2007 plan year. Due to the extensive commitment that each of the named executive officers made in working toward integrating TierOne Corporation into a third-party company under a proposed merger agreement which was ultimately terminated in early 2008, Messrs. Lundstrom, Laphen, Witkowicz, Furnas and Ludemann received primarily discretionary cash awards of $220,000, $130,000, $40,000, $40,000 and $35,883, respectively. Other than achievement of individual goals for bank deposit growth, no corporate performance-based bonuses were awarded to the named executive officers for 2007. These amounts represent bonuses earned under the Management Incentive Compensation Plan for 2007 that were paid to the named executive officers in 2008. The annual incentive compensation paid to the named executive officers for 2007 comprised 9.7%, 10.4%, 8.1%, 7.7% and 7.6%, respectively, of total compensation.

Long-Term Incentives

        In the past, executive officers have been granted awards by the administrators of the 2003 Stock Option Plan and the 2003 Recognition and Retention Plan and Trust. Stock option awards made to date have had an exercise price equal to the fair market value of a share of stock on the grant date of the award. Stock option awards and restricted stock awards vest pro rata over a five-year period at the rate of 20% per year. The year 2007 represented the fourth vesting period of these awards. No additional stock option or restricted stock awards were granted to the named executive officers in 2007. For 2007, the vested value of long-term incentive awards for Messrs. Lundstrom, Laphen, Witkowicz, Furnas and Ludemann represented 55.9%, 50.7%, 45.2%, 42.8% and 47.6%, respectively, of total compensation.

        The Compensation Committee believes that these type of long-term incentive awards help align the interests of our executives with those of our shareholders through potential stock ownership. Although there are no definitive plans for future awards to the named executive officers, the Compensation Committee considers stock awards to be a key piece of executive compensation and will continue to monitor industry trends and our peer groups’ equity awards. We will react appropriately to maintain the competitiveness of our total compensation program and ensure that the interests of our executives are aligned with those of our shareholders.

Employment and Change in Control Agreements

        The Company has entered into employment agreements with Messrs. Lundstrom and Laphen as well as three-year change in control agreements with the remaining named executive officers. The purpose of these agreements is to allow us to retain executives that significantly contribute to our long-term success by providing those executives with certain benefits upon the termination of their employment with us or upon a change in control, as applicable. For more information on each of these agreements, see the discussion under the heading “Termination and Change in Control Provisions.”

Perquisites

        In 2007, we provided a modest level of perquisites to certain executive and senior officers. Perquisites are given to executive and senior officers based upon their role in the company and the business advantage gained by the use of perquisites. In 2007, we provided the following perquisites to the named executive officers:

•	Messrs. Lundstrom, Laphen, Furnas and Ludemann were provided memberships to various country clubs located in Lincoln and Omaha, Nebraska. The cost to us of these memberships was $4,600, $4,140, $3,480 and $4,600, respectively.
•	Mr. Lundstrom received a cash allowance of $12,000 as compensation for automobile usage.

Retirement Benefits

        In addition to the above, we maintain the following plans that provide, or may provide, compensation to the named executive officers. Our Compensation Committee considers all of these plans and benefits when reviewing total compensation for our executive officers.

Retirement Plans

        Through 2003, we maintained the TierOne Bank Retirement Plan, a defined benefit plan which generally provided for a monthly benefit upon a participant’s retirement. This plan was available to all of our employees and was offered to the named executive officers under the same terms and conditions as all other employees. Effective December 31, 2002, there was a plan curtailment resulting in a freeze of future accrual of benefits under the plan. Effective January 1, 2004, we merged our defined benefit plan with an unrelated multiple employer retirement plan. All participants are fully vested in their benefits under the retirement plan. The participant’s benefits under the multiple employer retirement plan are identical to those under our former plan. This retirement plan is described in detail in the discussion under the heading “Pension Benefits.”

        In addition, we currently maintain a separate supplemental executive retirement plan for Mr. Lundstrom, which provides an annual benefit to Mr. Lundstrom during the 15 years following his retirement. The supplemental executive retirement plan is described in detail in the discussion under the heading “Pension Benefits.”

Employee Stock Ownership Plan

        We have established an employee stock ownership plan (“ESOP”) for the benefit of our employees. Our employees, other than those paid solely on a retainer or fee basis, who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP. The named executive officers participate in the ESOP on the same terms and conditions as all other employees. Upon formation, the ESOP purchased 1,806,006 shares of common stock with the proceeds of a loan from the Company. These shares are held in a suspense account and are released to participants on a pro rata basis as debt service payments are made on the loan. Compensation for purposes of the ESOP excludes bonuses and other special compensation in excess of $6,000. Dividend payments were used as a portion of the debt service on the loan in 2007. The shares released from the suspense account as a result of dividend payments on previously awarded shares are allocated to each participant’s ESOP account based on the ratio of each such participant’s account balance to all participant’s account balances. All other shares released from the suspense account as a result of dividend payments or other debt service payments are allocated based on the ratio of each such participant’s eligible compensation to the total eligible compensation of all ESOP participants.

401(k) Plan

        We sponsor a defined contribution 401(k) profit sharing plan. Employees, other than employees paid solely on a retainer or fee basis, become eligible to participate in the 401(k) plan upon the completion of six months of service. The named executive officers participate in the 401(k) profit sharing plan on the same terms and conditions as all other employees. Under the 401(k) plan, we make matching contributions to the 401(k) plan equal to 50% of the first 6% of compensation deferred by a participant. Compensation for purposes of the 401(k) plan excludes bonuses and other special compensation in excess of $6,000. Our Board of Directors periodically reviews the level of matching contributions under the 401(k) plan and has the discretion to change the amount of the match from time to time.

Non-Qualified Deferred Compensation

        We maintain a deferred compensation plan. The plan generally allows a select group of management (including certain of the named executive officers), highly compensated employees and members of our Board of Directors and the Board of Directors of TierOne Bank to defer certain elements of compensation until a date determined in accordance with the plan or pursuant to an election by the participant. This plan represents only a promise on our part to pay amounts in the future and is subject to the claims of our creditors. For more information on the deferred compensation plan, see the discussion under the heading “Non-Qualified Deferred Compensation.” We also maintain a supplemental executive retirement plan to provide supplemental benefits to those executives whose benefits under the ESOP and the 401(k) profit sharing plan are reduced by limitations imposed by the Internal Revenue Code. The purpose of the plan is to extend full retirement benefits to participants without regard to statutory limitations under tax-qualified plans. Supplemental benefits awarded under the plan equal the amount of additional benefits the participants would receive if there were no income limitations imposed by the Internal Revenue Code. From time to time, our Board of Directors may designate those employees eligible for participation in this plan. For more information on these plans, see the discussion under the heading “Non-Qualified Deferred Compensation.”

Tax Deductibility of Pay

        Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to each of our five most highly paid executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. Annual cash incentive compensation and equity awards generally are performance-based compensation meeting those requirements and, as such, are fully deductible. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible.

Summary Compensation Table

        The following table sets forth for each of the named executive officers: (1) the dollar value of base salary and bonus earned during the past two fiscal years; (2) the dollar value of the compensation cost of all stock and option awards recognized over the requisite service period, computed in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”); (3) the dollar value of earnings for services pursuant to awards granted during those years under non-equity incentive plans; (4) the change in pension value and non-qualified deferred compensation earnings during those years; (5) all other compensation for those years; and (6) the dollar value of total compensation for those years. The named executive officers are our principal executive officer, principal financial officer, and each of our three other most highly compensated executive officers as of December 31, 2007 (each of whose total cash compensation exceeded $100,000 for fiscal year 2007).

2007 Summary Compensation Table
Name and Principal Position:	Year	Salary (1)	Bonus	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Comp. (3)	Change in Pension and Non Qualified Deferred Comp. Earnings (4)	All Other Comp. (5)	Total
Gilbert G. Lundstrom,
Chairman of the Board
and Chief Executive	2007	$616,538	$ --	$784,520	$488,884	$220,000	$50,536	$118,001	$2,278,479
Officer	2006	581,715	--	784,520	488,884	412,500	26,209	161,413	2,455,241

James A. Laphen,
President and Chief	2007	419,519	--	392,260	243,540	130,000	--	68,368	1,253,687
Operating Officer	2006	396,923	--	392,260	243,540	246,375	10,036	108,782	1,397,916

Eugene B. Witkowicz,
Executive Vice
President, Chief
Financial Officer,
Corporate
Secretary/Treasurer and	2007	187,177	--	142,640	81,180	40,000	12,800	31,669	495,466
Director of Finance	2006	183,068	--	142,640	81,180	91,905	--	45,894	544,687

Gale R. Furnas,
Executive Vice
President and Director	2007	213,877	--	142,640	81,180	40,000	6,300	38,975	522,972
of Lending	2006	200,883	--	142,640	81,180	89,198	--	53,041	566,942

Roger R. Ludemann,
Executive Vice
President and Director	2007	173,939	--	142,640	81,180	35,883	2,700	34,288	470,630
of Retail Banking	2006	167,037	--	142,640	81,180	64,383	--	46,681	501,921

(1)	Includes with respect to Messrs. Lundstrom and Laphen director’s fees totaling $42,500 each in 2007.
(2)	These amounts reflect the dollar value of the compensation cost of all outstanding stock awards or option awards recognized over the requisite service period, computed in accordance with SFAS 123(R). The assumptions made in valuing the stock awards are included under the caption “Stock Based Benefit Plans” in Note 18 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, as amended,.
(3)	Represents cash incentives earned under the Management Incentive Compensation Plan for 2007 that were paid in 2008.
(4)	For Messrs. Lundstrom and Laphen in 2007, reflects their aggregate increase of $146,210 and $800, respectively, in the actuarial present value of their accumulated benefit under our defined benefit pension plan and supplemental retirement plan, less their earnings of $(90,969) and $(37,506), respectively, in the supplemental executive retirement plan for the ESOP and their earnings of $(4,705) and $3,463, respectively in the supplemental executive retirement plan for the 401(k) plan. For the other named executive officers in 2007, reflects the aggregate increase in the actuarial present value of their accumulated benefit under our defined benefit pension plan. For 2006, reflects Messrs. Lundstrom’s and Laphen’s aggregate positive earnings in the supplemental executive retirement plan for the ESOP and the supplemental retirement plan for the 401(k) plan.
(5)	“All Other Compensation” includes the following items:
a.	Car allowance for Mr. Lundstrom of $12,000.
b.	401(k) matching contribution for Messrs. Lundstrom, Laphen, Witkowicz, Furnas and Ludemann of $6,750, $6,750, $5,795, $6,596 and $5,398, respectively.
c.	Club dues for Messrs. Lundstrom, Laphen, Furnas and Ludemann of $4,600, $4,140, $3,480 and $4,600, respectively.
d.	Net ESOP allocation to Messrs. Lundstrom, Laphen, Witkowicz, Furnas and Ludemann of $26,613, $26,613, $22,834, $25,859 and $21,250, respectively.
e.	Dividend payment on nonvested restricted stock awards to Messrs. Lundstrom, Laphen, Witkowicz, Furnas and Ludemann of $16,720, $8,360, $3,040, $3,040 and $3,040, respectively.
f.	Supplemental Executive Retirement Plan (SERP) for ESOP and 401(k) contributions for Messrs. Lundstrom and Laphen of $51,318 and $22,505, respectively.

Grants of Plan Based Awards in 2007

        We strive to compensate our named executive officers at competitive levels, with an emphasis on the opportunity to earn above-market pay for above-market performance as compared to our peer group through the incentive compensation portion of our compensation program. We believe that the total compensation paid in 2007 was reasonable in its totality and is consistent with our compensation philosophies as previously described.

        The following table sets forth information regarding equity and non-equity awards granted to the named executive officers in 2007. As shown in the table, during 2007, no stock options or restricted stock awards were made to the named executive officers. The table below also highlights the estimated future payouts under the Management Incentive Compensation Plan at the time the awards were granted under the plan. As of the date of this Amendment No. 1 to the Annual Report on Form 10-K/A, these non-equity incentive plan awards have been earned and paid out, as discussed in more detail in the Compensation Discussion and Analysis.

Grants of Plan-Based Awards in 2007
				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Award Date	Units/ Right	($) Threshold	($) Target	($) Maximum	($) Threshold	($) Target	($) Maximum
Gilbert G. Lundstrom	--	--	--	$143,750	$287,500	$431,250	--	--	--

James A. Laphen	--	--	--	84,938	169,875	254,813	--	--	--

Eugene B. Witkowicz	--	--	--	32,756	65,512	98,268	--	--	--

Gale R. Furnas	--	--	--	36,750	73,500	110,250	--	--	--

Roger R. Ludemann	--	--	--	25,618	51,236	76,854	--	--	--

        As previously described in Elements of Compensation, we maintain an annual incentive compensation program for participation by certain of our employees, including each of the named executive officers. Messrs. Lundstrom, Laphen, Witkowicz, Furnas and Ludemann had a target bonus percentage amount of 50%, 45%, 35%, 35% and 30%, respectively, of base salary for the 2007 plan year. Due to the extensive commitment each of the named executive officers made in working toward integrating TierOne Corporation into a third-party company under a proposed merger agreement which was ultimately terminated in early 2008, Messrs. Lundstrom, Laphen, Witkowicz, Furnas and Ludemann received primarily discretionary cash awards of $220,000, $130,000, $40,000, $40,000 and $35,883, respectively. These amounts represent bonuses earned under the Management Incentive Compensation Plan for 2007 that were paid in 2008.

        In the past, executive officers have been granted awards in the form of restricted stock or stock options pursuant to the 2003 Stock Option Plan and the 2003 Recognition and Retention Plan and Trust. Stock option awards made to date have had an exercise price equal to the fair market value of a share of stock on the date of the award. Stock option awards and restricted stock awards vest pro rata over a five-year period at the rate of 20% per year. The year 2007 represented the fourth vesting period of these awards. No additional stock option or restricted stock awards were made to the named executive officers in 2007.

Outstanding Equity Awards at Year End

        The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2007, including the number of shares underlying both exercisable and unexercisable portions of each stock option, as well as the exercise price and expiration date of each outstanding option.

Outstanding Equity Awards at December 31, 2007 (1)
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercisable Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or, Units or Other Rights That Have Not Vested ($)
Gilbert G. Lundstrom	433,600	108,400	--	$ 17.83	4/23/2013	44,000	$ 974,600	--	--

James A. Laphen	216,000	54,000	--	17.83	4/23/2013	22,000	487,300	--	--

Eugene B. Witkowicz	72,000	18,000	--	17.83	4/23/2013	8,000	177,200	--	--

Gale R. Furnas	72,000	18,000	--	17.83	4/23/2013	8,000	177,200	--	--

Roger R. Ludemann	72,000	18,000	--	17.83	4/23/2013	8,000	177,200	--	--

(1)	All of the stock option awards and stock awards were granted April 23, 2003 and vest pro rata over a five year period at the rate of 20% per year. The year 2007 represented the fourth vesting period of these awards.

Option Exercises and Stock Vested

        The following table sets forth information regarding each exercise of stock options and vesting of restricted stock that occurred during 2007 for each of our named executive officers on an aggregated basis.

Option Exercises and Stock Vested During 2007
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Gilbert G. Lundstrom	--	$ --	44,000	$1,080,640

James A. Laphen	--	--	22,000	540,320

Eugene B. Witkowicz	--	--	8,000	196,480

Gale R. Furnas	--	--	8,000	196,480

Roger R. Ludemann	--	--	8,000	196,480

Pension Benefits

        The following table sets forth the actuarial present value of each named executive officer’s accumulated benefit under each defined benefit plan, assuming benefits are paid at normal retirement age based on current levels of compensation. The valuation method and all material assumptions applied in quantifying the present value of the current accumulated benefit for each of the named executive officers are included under the caption “Employee Benefit Plans” in Note 17 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, as amended. The table also shows the number of years of credited service under each such plan, computed as of the same pension plan measurement date used in our audited financial statements for the year ended December 31, 2007. The table also reports any pension benefits paid to each named executive officer during the year.

Pension Benefits As Of December 31, 2007
Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit ($)	Payments During 2007 ($)
Gilbert G. Lundstrom	Pension Plan	8	$ 117,800	$ --
	Supplemental
	Retirement Plan (1)	14	2,641,000	--

James A. Laphen	Pension Plan	1	13,000	--

Eugene B. Witkowicz	Pension Plan	27	226,300	--

Gale R. Furnas	Pension Plan	22	111,000	--

Roger R. Ludemann	Pension Plan	7	46,300	--

(1)	Supplemental Retirement Plan payments are reduced by the Pension Plan or any disability insurance benefits.

Retirement Plan

        Through 2003, we maintained the TierOne Bank Retirement Plan, a defined benefit plan intended to satisfy the tax-qualification requirements of Section 401(a) of the Internal Revenue Code. Employees, other than employees paid solely on a retainer or fee basis, became eligible to participate in the retirement plan upon the attainment of age 21 and the completion of one year of eligibility service. Effective December 31, 2002, there was a plan curtailment resulting in a freeze of future accrual of benefits under the plan. Effective January 1, 2004, we merged our defined benefit plan with an unrelated multiple employer retirement plan.

        The retirement plan provided for a monthly benefit upon a participant’s retirement at the age of 65, or if later, adjusted accordingly to reflect the actual retirement date. A participant may also receive a benefit on his early retirement date, which is the date on which he attains age 60 and completes ten years of vesting service. Benefits received prior to a participant’s normal retirement date are reduced by certain factors set forth in the retirement plan. All participants are now fully vested in their benefits under the retirement plan. The participants’ benefits under the new multiple employer retirement plan are identical to those under our former plan.

        In general, the benefit formula was 1% of the five highest years of base salary (determined as of December 31, 2002) for each year of service (determined as of December 31, 2002). The frozen annual benefits of the named executive officers are as follows, as if they commenced at normal retirement age in the normal form of payment of a ten-year certain and life annuity: Mr. Lundstrom, $16,000; Mr. Laphen, $2,500; Mr. Witkowicz $41,155; Mr. Furnas $28,621; and Mr. Ludemann $8,916. The benefits are not subject to reduction for Social Security benefits or other offset. Under the terms of the retirement plan, Mr. Lundstrom was eligible for retirement benefits at December 31, 2007.

Supplemental Executive Retirement Plan

        We currently maintain a supplemental executive retirement plan for Mr. Lundstrom. The plan originated in 1993 in consideration of his remaining in our employ until age 65. As Mr. Lundstrom has attained age 65, he was eligible to receive a supplemental benefit for a period of 15 years if he had retired on December 31, 2007. Mr. Lundstrom’s annual supplemental benefit will equal his average annual compensation (excluding bonuses and incentive compensation) during the three years of employment affording the highest average compensation, reduced by amounts paid under the retirement plan or any disability benefits paid by us, multiplied by 50%. Assuming that Mr. Lundstrom had retired on December 31, 2007 with average annual compensation calculated based on his last three years of compensation, he would be entitled to an annual benefit of $267,473 for 15 years under the supplemental executive retirement plan. If Mr. Lundstrom dies after he retires but before the supplemental benefits are paid for 15 years, the remaining supplemental benefits will be paid to his beneficiary or estate. In the event he dies before retirement, supplemental benefit payments for a 15-year period will be paid to his beneficiary or estate. In the event of the disability of Mr. Lundstrom while in the employ of the Bank, the Bank shall pay an annual benefit for up to ten years, payable in equal monthly installments commencing with the first day of the month following the lapse of six months after the date he is replaced, or until the discontinuance of the disability and employment is fully restored to Mr. Lundstrom. The supplemental executive retirement plan requires Mr. Lundstrom to continue his services with us and not to compete with us in order to receive the benefits thereunder. The unfunded plan represents only a promise on our part to pay the benefits thereunder and is subject to the claims of our creditors.

Non-Qualified Deferred Compensation

        The following table sets forth annual executive and Company contributions under non-qualified defined contribution and other deferred compensation plans, as well each named executive officer’s withdrawals, earnings and fiscal-year end balances in those plans.

Non-Qualified Deferred Compensation for 2007
Name	Executive Contributions in Last FY	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Gilbert G. Lundstrom
SERP for ESOP(1)	$--	$40,667	$(90,969)	$--	$268,078
SERP for 401(k)(1)	--	10,651	(4,705)	--	82,069
Deferred Director Comp. Plan	--	--	49,563	--	532,303
Deferred Restricted Stock Awards	--	--	(218,973)	--	554,640

James A. Laphen
SERP for ESOP(1)	$--	$17,764	$(37,506)	$--	$111,461
SERP for 401(k)(1)	--	4,741	3,463	--	37,475
Deferred Director Comp. Plan	--	17,000	21,902	--	245,472
Deferred Restricted Stock Awards	--	--	(18,248)	--	46,220

Eugene B. Witkowicz
Deferred Restricted Stock Awards	$--	$--	$(146,036)	$--	$368,160

Gale R. Furnas
Deferred Restricted Stock Awards	$--	$--	$(146,036)	$--	$368,160

Roger R. Ludemann
Deferred Restricted Stock Awards	$--	$--	$(146,036)	$--	$368,160

(1)	The registrant contributions to the SERP for ESOP and 401(k) are included in the Summary Compensation Table under “All Other Compensation”. The aggregate earnings from the SERP for ESOP and 401(k) are included in the “Change in Pension and Nonqualified Deferred Compensation Earnings” of the Summary Compensation Table.

(2)	Represents the aggregate increase (decrease) in market value earnings for selected non-qualified deferred compensation plans.

Deferred Compensation Plan

        We currently maintain a deferred compensation plan for a select group of management, highly compensated employees and members of our Board of Directors or the Board of Directors of TierOne Bank. Among those who participate in the plan are Messrs. Lundstrom and Laphen and the non-employee directors identified in the “Director Compensation” section below.

        Under the plan, participants may defer amounts of base salary, incentive compensation (including that which qualifies as performance-based compensation under Section 409A of the Internal Revenue Code), or director fees, as applicable. Employees who participate may also receive “phantom” employer contributions that would otherwise have been made to the participant’s ESOP or 401(k) account if they had not deferred eligible compensation as defined by those plans. Until 2006, restricted stock awards were also eligible for deferral. Participant’s non-equity deferred compensation accounts are maintained under a Company Owned Life Insurance (“COLI”) administrative agreement. Restricted stock awards that were deferred prior to 2006 are maintained under a Rabbi Trust. However, these arrangements represent only promises on our part to pay amounts in the future and are subject to the claims of our general creditors.

        Messrs. Lundstrom, Laphen, Witkowicz, Furnas and Ludemann as well as non-employee directors have participated in deferring restricted stock awards in the past. The number of shares deferred by Messrs. Lundstrom, Laphen, Witkowicz, Furnas and Ludemann are 24,000, 2,000, 16,000, 16,000 and 16,000, respectively.

        Payments commence under the plan upon the earlier of “separation of service,” as defined in Section 409A of the Internal Revenue Code, death, disability, “change in control,” or in-service distribution as specified in the participant’s deferral election form. Participants are also allowed to make a withdrawal from their deferred compensation account upon the happening of an unforeseeable emergency. An “unforeseeable emergency” is defined as a severe financial hardship to the participant resulting from (1) an illness or accident of the participant, the participant’s spouse, or a dependent of the participant (within the meaning of Section 152(a) of the Code), (2) loss of the participant’s property due to casualty, or (3) other extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the participant. Payment in the event of an unforeseeable emergency may not be made in the event that such hardship is or may be relieved through reimbursement or compensation by insurance or otherwise; by liquidation of the participant’s assets, to the extent that liquidation of such assets would not itself cause severe financial hardship; or by cessation of deferrals under the plan. Participants other than directors may elect to receive benefits in the form of a single lump sum payment or monthly installments paid over a period not to exceed 120 months. A participant who is a director may elect to receive payment in the following forms: (i) a lump sum payment, (ii) a life annuity, (iii) a joint survivor annuity, or (iv) a monthly payment of a fixed amount over a period of 240 months. If a participant fails to elect a form of payment, the deferred compensation will be paid to him/her in monthly cash payments over a period of 120 months if the participant is not a director and over 240 months if the participant is a director.

        Under the plan, “change in control” means a change in the ownership of TierOne Bank or TierOne Corporation, a change in the effective control of TierOne Bank or TierOne Corporation or a change in the ownership of a substantial portion of the assets of TierOne Bank or TierOne Corporation as provided under Section 409A of the Internal Revenue Code and the regulations thereunder.

Supplemental Executive Retirement Plans for ESOP and 401(k)

        We have also implemented two supplemental executive retirement plans to provide supplemental benefits to certain employees (initially, Messrs. Lundstrom and Laphen) whose benefits under the ESOP and the 401(k) profit sharing plan are reduced by limitations imposed by the Internal Revenue Code. The supplemental benefits equal the amount of additional benefits the participants would receive if there were no income limitations imposed by the Internal Revenue Code. Amounts credited under the supplemental plans are treated as if they were invested in the ESOP or 401(k) account of the participant. The vested portion of a participant’s account under the supplemental plan is determined on the basis of the participant’s number of years of service. Participants with less than five years of service have a 0% vesting percentage and participants with five or more years of service are 100% vested in the supplemental benefits. Notwithstanding the above vesting schedule, participants are 100% vested upon the attainment of age 65, becoming disabled or the occurrence of a “change in control.” The vested portion of amounts credited to a participant’s account may not be distributed prior to the earlier of (i) the participant’s disability or death, (ii) the first day of the month following the lapse of six months after the participant’s separation from service for reasons other than disability or death, (iii) the specific post-retirement date set forth in the participant’s payment election form, or (iv) a change in control. The vested portion of amounts credited to a participant’s account shall be distributed to a participant at the time and in the manner indicated on the participant’s payment election. Payment options available to participants include installments up to a ten-year period or a single lump sum. From time to time, our Board of Directors will designate which employees may participate in these additional supplemental executive retirement plans.

        Under the supplemental plans, a “change in control” means a change in the ownership of TierOne Bank or TierOne Corporation, a change in the effective control of TierOne Bank or TierOne Corporation or a change in the ownership of a substantial portion of the assets of TierOne Bank or TierOne Corporation as provided under Section 409A of the Internal Revenue Code and the regulations thereunder.

        The supplemental executive retirement plans for the ESOP and the 401(k) are maintained under a Rabbi Trust; however, this trust represents only promises on our part to pay amounts in the future and are subject to the claims of our general creditors.

Potential Payments Upon Termination or Change in Control

        The Company has entered into employment and change in control agreements with certain of the named executive officers. The following tables describe the potential payments upon termination or a change in control, including payments under any applicable employment agreement or change in control agreements. These tables assume the named executive officer’s employment was terminated on December 31, 2007, the last business day of our fiscal year, and the price per share was $22.15, the closing price of our common stock on December 31, 2007, the last trading day of the year. Descriptions of the circumstances that would trigger payments or the provision of benefits to the named executive officers, how such payments and benefits are determined under the circumstances, material conditions and obligations applicable to the receipt of payments or benefits and other material factors regarding such agreements and plans, as well as other material assumptions that we have made in calculating the estimated compensation, follow the tables.

Potential Payments Upon Termination or Change in Control (1)
Gilbert G. Lundstrom (2)	Termination by the Company for Cause or by the Executive for other than Good Reason	Termination Due to Death or Disability	Termination by the Company without Cause or by the Executive for Good Reason	Termination after a Change of Control by the Company without Cause or by the Executive for Good Reason

Base Salary	$--	$--	$1,601,400	$1,601,400
Incentives	--	--	1,147,300	1,147,300
Stock Options (Strike Price = $17.83) - Accelerated	--	468,300	468,300	468,300
Restricted Stock Unvested - Accelerated	--	974,600	974,600	974,600
Change of Control Payment	--	--	--	4,331,700
Pension and Benefit Enhancements	--	--	221,500	221,500
Insurance Benefits	--	26,000	26,000	26,000
Tax Gross-Up	--	--	--	3,097,900

Total	--	$1,468,900	$4,439,100	$11,868,700

James A. Laphen (2)

Base Salary	$--	$377,500	$1,051,400	$--
Incentives	--	--	685,300	--
Severance	--	--	--	2,575,700
Stock Options (Strike Price = $17.83) - Accelerated	--	233,300	233,300	233,300
Restricted Stock Unvested - Accelerated	--	487,300	487,300	487,300
Pension and Benefit Enhancements	--	--	146,200	--
Insurance Benefits	--	--	25,900	--
Tax Gross-Up	--	--	--	911,000

Total	--	$1,098,100	$2,629,400	$4,207,300

(1)	The amounts in this table do not include the cash incentives earned under the Management Incentive Compensation Plan for 2007 that were paid in 2008, which are set forth in the Summary Compensation Table, or the non-enhanced payments and benefits to which the named executive officer would be entitled under our retirement plans and non-qualified deferred compensation plans, as set forth under “Pension Benefits” and “Non-Qualified Deferred Compensation” above.

(2)	Under the agreement, the Company shall indemnify, hold harmless and defend Messrs. Lundstrom and Laphen against reasonable costs, including legal fees and expenses, incurred in connection with or arising out of any action, suit or proceeding to defend or enforce the terms of this agreement. The value or cost to enforce this clause in the agreement is not included in the above table as the amount is of a nature that is undeterminable at this time.

Potential Payments Upon Termination or Change in Control (1)
Eugene B. Witkowicz	Termination by the Company for Cause or by the Executive for other than Good Reason	Termination Due to Death or Disability	Termination by the Company without Cause or by the Executive for Good Reason	Termination after a Change of Control by the Company without Cause or by the Executive for Good Reason
Base Compensation	$--	$--	$--	$837,200
Unvested Stock Options	--	77,800	--	77,800
Restricted Stock	--	177,200	--	177,200
401(k) Matching	--	--	--	27,300
Insurance Benefits	--	--	--	22,800
Section 280G Limit	--	--	--	(67,000)

Total	--	$255,000	--	$1,075,300

Gale. R. Furnas

Base Compensation	$--	$--	$--	$922,800
Unvested Stock Options	--	77,800	--	77,800
Restricted Stock	--	177,200	--	177,200
401(k) Matching	--	--	--	31,700
Insurance Benefits	--	--	--	28,800
Section 280G Limit	--	--	--	(111,800)

Total	--	$255,000	--	$1,126,500

Roger R. Ludemann

Base Compensation	$--	$--	$--	$726,000
Unvested Stock Options	--	77,800	--	77,800
Restricted Stock	--	177,200	--	177,200
401(k) Matching	--	--	--	25,100
Insurance Benefits	--	--	--	22,600
Section 280G Limit	--	--	--	(73,700)

Total	--	$255,000	--	$955,000

(1)	The amounts in this table do not include the cash incentives earned under the Management Incentive Compensation Plan for 2007 that were paid in 2008, which are set forth in the Summary Compensation Table, or the non-enhanced payments and benefits to which the named executive officer would be entitled under our retirement plans and non-qualified deferred compensation plans, as set forth under “Pension Benefits” and “Non-Qualified Deferred Compensation” above.

Employment Agreements

TierOne Bank’s Agreement with Mr. Lundstrom

        TierOne Bank has entered into an employment agreement with Mr. Lundstrom which is extended on an annual basis, unless and until either the Board of Directors or Mr. Lundstrom gives written notice of non-renewal. TierOne Bank’s Board of Directors may terminate Mr. Lundstrom’s employment agreement at any time, but any termination, other than termination for “cause” will not prejudice Mr. Lundstrom’s right to compensation or other benefits under his agreement.

        In the event of termination for cause, Mr. Lundstrom has no right to receive compensation or other benefits, for any period after termination with the exception of vested benefits under TierOne Bank’s benefit plans or policies and incentive plans for the benefit of the executive. In the event TierOne Bank chooses to terminate Mr. Lundstrom’s employment for reasons other than for cause, or in the event Mr. Lundstrom resigns for “good reason,” Mr. Lundstrom or, in the event of his death, his beneficiary or estate, are entitled to receive a lump sum cash payment equal to Mr. Lundstrom’s “base amount” of compensation, as defined under Section 280G(b)(3) of the Internal Revenue Code, times the number of years or fractional portion thereof remaining in the term of the agreement as of the termination date provided that such payments and benefits do not constitute an excess parachute payment under Section 280G of the Internal Revenue Code.

        TierOne Bank may terminate Mr. Lundstrom’s employment for “cause” under the agreement if he (i) willfully fails to perform his duties under the agreement, other than any such failure resulting from his incapacity due to physical or mental illness; (ii) commits an act involving moral turpitude in the course of his employment; (iii) commits any act of personal dishonesty; (iv) demonstrates incompetence; (v) engages in willful misconduct; (vi) breaches his fiduciary duties for personal profit; (vii) willfully violates any law, rule, or regulation or final cease-and-desist order; or (viii) materially breaches the provisions of the agreement.

        Mr. Lundstrom may terminate his employment with TierOne Bank for “good reason” upon (i) a change in control of TierOne Bank occurring not more than twelve months prior to the termination, (ii) any assignment to Mr. Lundstrom of any duties significantly different than those contemplated by the agreement, (iii) any limitation of the powers of Mr. Lundstrom not contemplated by the agreement, (iv) any removal of Mr. Lundstrom from or any failure to reelect him to any of the positions indicated in the agreement, or (v) a reduction in Mr. Lundstrom’s base salary, or a material reduction in his fringe benefits.

        “Change in control” means a change in the ownership of TierOne Bank or TierOne Corporation, a change in the effective control of TierOne Bank or TierOne Corporation or a change in the ownership of a substantial portion of the assets of TierOne Bank or TierOne Corporation as provided under Section 409A of the Internal Revenue Code and the regulations thereunder.

TierOne Bank’s Agreement with Mr. Laphen

        TierOne Bank has entered into an employment agreement with Mr. Laphen which is extended on an annual basis, unless and until either the Board or Mr. Laphen gives written notice of non-renewal. TierOne Bank’s Board of Directors or Mr. Laphen may terminate Mr. Laphen’s employment agreement at any time, upon the occurrence of an “event of termination.” If Mr. Laphen is terminated for “cause,” Mr. Laphen has no right to receive compensation or other benefits for any period after termination with the exception of vested benefits under TierOne Bank’s benefit plans or policies and incentive plans for the benefit of the executive. In the event of termination due to death or disability, Mr. Laphen, or his beneficiary or estate, are entitled to receive a payment equal to twelve months base salary. In the event Mr. Laphen’s employment is terminated for reasons other than for cause, death, disability or retirement (referred to as an event of termination), Mr. Laphen or, in the event of his subsequent death, his beneficiary or estate, is entitled to receive an amount equal to thirty-six months base salary provided that the payments do not exceed three times his average annual compensation for the preceding five years he was employed by TierOne Bank.

        Under the agreement, an “event of termination” includes any of the following: (i) the termination of Mr. Laphen’s full-time employment for any reason other than a termination upon a change in control, a termination for death, disability or retirement, or termination for cause; and (ii) Mr. Laphen’s resignation upon any: (a) failure to elect or reelect or to appoint or reappoint Mr. Laphen as President and Chief Operating Officer; (b) a material demotion in Mr. Laphen’s function, duties, or responsibilities; (c) a relocation of Mr. Laphen’s principal place of employment by more than 60 miles from its location at the effective date of the agreement; (d) a material reduction in the benefits and perquisites to Mr. Laphen or (e) breach of the agreement by TierOne Bank.

        A termination for “cause” means a termination because of Mr. Laphen’s personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform on stated duties, willful violation of any law, rule or regulation or final cease-and-desist order or material breach of any provision of the agreement.

        Mr. Laphen’s employment agreement also provides that if, at any time during the term of the agreement, following the occurrence of a “change in control,” Mr. Laphen is (i) dismissed, or (ii) voluntarily resigns from his employment following any demotion, loss of title, office or significant authority or responsibility, material reduction in annual compensation or benefits or relocation of his principal place of employment by more than 60 miles from its location immediately prior to the change in control, TierOne Bank will pay to him an amount equal to the greater of the payments due for the remainder of the agreement, or three times his base salary. In no event will any payment made to Mr. Laphen in connection with a change in control exceed three times his average annual compensation. Amounts payable upon a change in control will be reduced to the extent necessary to prevent such amounts from constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code.

        “Change in control” means a change in the ownership of TierOne Bank or TierOne Corporation, a change in the effective control of TierOne Bank or TierOne Corporation or a change in the ownership of a substantial portion of the assets of TierOne Bank or TierOne Corporation as provided under Section 409A of the Internal Revenue Code and the regulations thereunder.

        Under his employment agreement, Mr. Laphen is prohibited from competing with, and disclosing the confidential information of, TierOne Bank for a period of one year following an event of termination.

TierOne Corporation’s Agreement with Mr. Lundstrom

        TierOne Corporation’s employment agreement with Mr. Lundstrom, as amended, has a term of three years, beginning on July 27, 2006 and extending daily thereafter unless and until either the Company or Mr. Lundstrom give notice that the daily extensions will cease. Extension of the term also will cease automatically if Mr. Lundstrom’s employment is terminated for any reason. Under the terms of the employment agreement with TierOne Corporation, to the extent that any of the payments and benefits provided by the agreement are paid to or received by Mr. Lundstrom under his employment agreement with TierOne Bank, such payments and benefits provided by TierOne Bank are subtracted from any amounts due him under similar provisions of the employment agreement with TierOne Corporation (including without limitation, the payments described below).

        In the event that, during the term of his employment agreement, Mr. Lundstrom’s employment is terminated by the Company without cause for other than death or disability, or if Mr. Lundstrom resigns for any of the reasons specified below, he will be entitled to receive as liquidated damages (i) all earned but unpaid base salary and benefits to which he is entitled through the date of the termination of his employment, (ii) continued group life, health and disability benefits with coverage equivalent to the coverage he would have been entitled to if he had continued to be employed for the remainder of the employment period at the highest rate of salary achieved during the period of his employment; provided, however, that he will receive a cash payment in lieu of, and equal to, the value of such benefits if such benefits would trigger the 20% tax and interest penalties under Section 409A of the Internal Revenue Code, (iii) a cash lump sum payment in an amount equal to the present value of the salary he would have received if his employment had continued to the expiration of the term of his employment agreement at the highest annual rate of base salary achieved during the term of his employment, and (iv) a lump sum equal to cash bonus and incentive compensation and qualified and non-qualified retirement plan benefits (on a present value basis) for the period of the remaining term of his employment agreement, but not more than three years. To the extent that Mr. Lundstrom earns salary, cash bonus or incentive compensation, fees or comparable fringe benefits from another employer during this period, the liquidated damages for loss of this type of compensation will be subject to repayment by Mr. Lundstrom. In addition, if Mr. Lundstrom surrenders his then outstanding options and shares of restricted stock within 30 days of the termination of his employment, we will pay him the value of his outstanding options and his shares of restricted stock.

        The reasons specified in Mr. Lundstrom’s employment agreement that would justify his resignation and receipt of the liquidated damages described above are a material breach of the agreement by the Company (including a reduction in his salary or a material reduction in his fringe benefits), a failure to elect him to the positions in which he has a right to serve under his employment agreement, a failure to vest in him the authority and responsibilities associated with those positions, a failure to nominate or elect him as a director of TierOne Corporation or TierOne Bank, a change in his principal place of employment to a location more than 25 miles from our corporate headquarters in Lincoln, Nebraska, a termination by him of his employment with TierOne Bank for good reason or a termination of his employment by TierOne Bank for other than cause, regulatory action, death or disability. The term “good reason” has the meaning ascribed to it in Mr. Lundstrom’s employment agreement with TierOne Bank, described above. Mr. Lundstrom may be terminated for “cause” if he (i) willfully fails to perform his duties under the agreement, other than any such failure resulting from his incapacity due to physical or mental illness; (ii) commits an act involving moral turpitude in the course of his employment; (iii) engages in willful misconduct; (iv) breaches his fiduciary duties for personal profit; (v) willfully violates any law, rule, or regulation or final cease-and-desist order; or (vi) materially breaches the provisions of the agreement.

        If a change in control of TierOne Corporation occurs prior to the end of the term of his employment agreement, Mr. Lundstrom will be entitled to receive, in addition to any liquidated damages if his employment is terminated, a lump sum payment equal to the greater of (i) the salary and cash bonus or incentive compensation he would have received if his employment had continued until the expiration of the term of his employment agreement or (ii) three times his “base amount” from us or our subsidiaries as defined under Section 280G of the Internal revenue Code, minus $1.00. In the event that due to a change in control, any amount paid or payable to Mr. Lundstrom would constitute a “parachute payment” under Section 280G of the Internal Revenue Code, he will be entitled to an additional payment such that, on an after-tax basis, he is indemnified for the excise tax.

        Under the agreement, “change in control” means a change in the ownership of TierOne Bank or TierOne Corporation, a change in the effective control of TierOne Bank or TierOne Corporation or a change in the ownership of a substantial portion of the assets of TierOne Bank or TierOne Corporation as provided under Section 409A of the Internal Revenue Code and the regulations thereunder.

        Mr. Lundstrom’s employment agreement also contains a covenant not to compete, under which he agrees that if his employment terminates before the expiration of the term of his employment agreement (other than a termination of employment in connection with or within 12 months of a change in control), he will not compete with us in any county in which we maintain an office until the expiration of the earlier of two years from the date on which his employment terminates or the date on which the term of his employment agreement would otherwise expire. In addition, for two years after his employment terminates, he agrees to not solicit our customers or solicit our employees to accept other employment in the counties where we maintain offices.

TierOne Corporation’s Agreement with Mr. Laphen

        TierOne Corporation also entered into a three-year employment agreement with Mr. Laphen as President and Chief Operating Officer. The provisions of Mr. Laphen’s contract, including the non-duplication provisions, are substantially identical to those of Mr. Lundstrom’s, described above, except that (i) payment of the liquidated damages are triggered by, among other circumstances described above, an “event of termination” as such term is defined in Mr. Laphen’s employment agreement with TierOne Bank, rather than upon a voluntary termination by Mr. Laphen for good reason, and (ii) in the event of a change in control of us which occurs prior to the expiration of the term of his employment agreement, he will be entitled to receive the greater of the amount of liquidated damages provided by the employment agreement or the amount due as a result of a change in control. Mr. Laphen will not receive both liquidated damages and change in control benefits.

Change in Control Agreements

        We have entered into change in control agreements with several executive officers including Messrs. Witkowicz, Furnas and Ludemann, none of whom are covered by an employment agreement. The terms of the change in control agreements for the named executive officers are three years and are renewed on an annual basis unless and until written notice of non-renewal is given by our Board of Directors. The change in control agreements provide that if the executives’ employment is terminated subsequent to a change in control and during the term of the agreement by either us or TierOne Bank (for other than “cause,” disability, retirement or death of the executive), or by the executive for “good reason,” the executive is entitled to receive a severance payment equal to three times the executive’s highest level of aggregate base salary and cash incentive compensation paid to him during the calendar year in which the termination occurs (determined on an annualized basis) or either of the two calendar years immediately preceding the calendar year in which the termination occurs, as elected by the executive. We also agree to maintain and provide, at no cost to the executive, for the executive’s continued participation in all group insurance, life insurance, health and accident insurance, disability insurance and other employee benefit plans and arrangements (excluding the employee stock ownership plan and any other stock benefit plans as well as any cash incentive compensation) for the period ending the earlier of the expiration of the remaining term of the change in control agreement or the date of the officer’s full-time employment with another party pursuant to which the executive receives substantially similar benefits. To the extent such benefits would trigger the 20% tax and interest penalties under Section 409A of the Internal Revenue Code, he will receive a cash payment in lieu of, and equal to, the value of such benefits.

        In the event payments and benefits under the change in control agreements, together with other payments and benefits the officers may receive, would constitute an excess parachute payment under Section 280G of the Internal Revenue Code, such payments would be reduced to an amount necessary to avoid such payments constituting parachute payments.

        Under the agreement, a “change in control” occurs upon a change in the ownership of TierOne Bank or TierOne Corporation, a change in the effective control of TierOne Bank or TierOne Corporation or a change in the ownership of a substantial portion of the assets of TierOne Bank or TierOne Corporation as provided under Section 409A of the Internal Revenue Code and the regulations thereunder.

        Termination for “cause” means termination because of personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, or willful violation of any law, rule or regulation or final cease and desist order.

        An executive may terminate his employment for “good reason” upon (i) the assignment to the executive of any duties which are materially inconsistent with the executive’s positions, duties, responsibilities and status immediately prior to the change in control, or a material change in the executive’s reporting responsibilities, titles or offices as an employee and as in effect immediately prior to such a change in control, or any removal of the executive from or any failure to re-elect the executive to any of such responsibilities, titles or offices; (ii) a reduction in the executive’s base salary as in effect immediately prior to the date of the change in control; (iii) a change in the executive’s principal place of employment by distance in excess of 25 miles from its location immediately prior to the change in control; (iv) any purported termination of the executive’s employment for disability or retirement which is not effected pursuant to the requirements set forth in the agreements; or (v) the failure to obtain the assumption of and agreement to perform the agreements from any successor as contemplated in the agreements.

Director Compensation

        The following table sets forth information regarding the compensation received by each of the directors of TierOne Bank and TierOne Corporation during 2007, other than Messrs. Lundstrom and Laphen as their compensation for service as directors is fully reflected in the Summary Compensation Table and the other related tables in the discussion above.

Director Compensation for 2007
Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Change in Pension Value or Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Joyce Person Pocras	$57,500	$161,005	$101,813	$--	$12,764	$333,082

Campbell R. McConnell	57,500	161,005	101,813	--	12,764	333,082

Ann Lindley Spence	56,250	161,005	101,813	--	12,764	331,832

Charles W. Hoskins	56,250	44,800	35,600	--	11,033	147,683

(1)	These amounts reflect the dollar value of the compensation cost of all outstanding stock awards or option awards recognized over the requisite service period, computed in accordance with FAS 123(R). The assumptions made in valuing the stock awards are included under the caption “Stock Based Benefit Plans” in Note 18 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, as amended. There were no stock awards or options granted in 2007. As of December 31, 2007, the outstanding number of stock awards for directors were: Joyce Pocras (9,030), Campbell McConnell (9,030), Ann Spence (9,030) and Charles Hoskins (4,000). As of December 31, 2007, the outstanding number of options for directors were: Joyce Pocras (112,875), Campbell McConnell (112,875), Ann Spence (112,875) and Charles Hoskins (25,000). The stock option exercise price for Directors Pocras, Spence and McConnell is $17.83 and for Director Hoskins it is $22.40.

(2)	Represents the dollar value of life, health and dental insurance premiums paid on behalf of Joyce Pocras, Campbell McConnell, Ann Spence and Charles Hoskins and dividends earned on restricted stock awards.

Director Fees

        Directors currently receive a fee of $2,500 for each regularly scheduled monthly and special board meeting of TierOne Bank, regardless of attendance (they received the same fee in 2007). Members of the Audit, Compensation and Nominating and Corporate Governance Committees of TierOne Bank and/or TierOne Corporation, and independent directors who participate in executive session meetings as required by NASDAQ Marketplace Rule 4350(c)(2), receive an additional fee equal to one-half the regular board meeting fee, but only if present at the meeting in person or by telephone. Only one fee is paid for joint Board committee meetings of TierOne Bank and TierOne Corporation. Non-employee directors also currently receive life, health and dental insurance benefits through TierOne Bank. Directors currently do not receive additional cash fees for service as directors of TierOne Corporation.

Directors Deferred Compensation Program

        Until July 27, 2006 we maintained a separate deferred compensation program for our non-employee directors. The deferred compensation plan for directors was superseded and merged in to the Amended and Restated Deferred Compensation Plan as of July 27, 2006. The 2006 deferred compensation plan, including its application to directors of TierOne Bank and TierOne Corporation, is described in detail above in the narrative discussion that follows the “Non-Qualified Deferred Compensation” table.

Director Consultation Plan

        In addition to the above, under the terms of TierOne Bank’s Consultation Plan for Directors, any retiring director with ten or more years of service who agrees to provide consulting or advisory services to the Board of Directors, by entering into an appropriate consulting agreement, will be entitled to receive an annual benefit equal to the average of the annual monthly board fees and yearly retainer, if any, paid to such retiring director for the last three years of service prior to his or her retirement reduced by 20% for each subsequent year in which the director provides consulting or advisory services to our Board of Directors. Any retiring director with five or more but less than ten years of service who agrees to provide consulting or advisory services to the Board of Directors, by entering into an appropriate consulting agreement, will be entitled to receive 50% of the annual benefit equal to the average of the annual monthly board fees and yearly retainer, if any, paid to such retiring director for the last three years of service prior to his or her retirement reduced by 20% for each subsequent year in which the director provides consulting or advisory services to our Board of Directors. In the event of a change in control, the terms and conditions of this plan remain in force for directors except for any director with less than five years of service who will be entitled to receive the same level of annual benefits awarded to any director with five or more but less than ten years of service. The maximum duration for which benefits can be received is five years. An additional benefit in the same amount as paid to retired directors participating in the plan will be paid to any participant in the plan who served as chairman of the board for at least three years.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Amendment No. 1 to the Annual Report on Form 10-K/A with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K/A.

Members of the Compensation Committee

Joyce Person Pocras
Ann Lindley Spence
Charles W. Hoskins
Campbell R. McConnell

Compensation Committee Interlocks and Insider Participation

        Determinations regarding compensation of our Chief Executive Officer, Chief Operating Officer and other named executive officers are made by the Compensation Committee of the Board of Directors. Mesdames Pocras and Spence, Mr. Hoskins and Dr. McConnell are members of the Compensation Committee.

        No person who served as a member of the Compensation Committee during 2007 was a current or former officer or employee of TierOne Corporation or TierOne Bank, other than Ms. Pocras who served as TierOne Bank’s Internal Auditor until 1993. None of the members engaged in certain transactions with TierOne Corporation or TierOne Bank which were required to be disclosed by regulations of the Securities and Exchange Commission. Additionally, there were no compensation committee “interlocks” during 2007, which means that no executive officer of TierOne Corporation served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

        Unless otherwise noted in a specific footnote reference, the following table sets forth as of March 12, 2008 certain information as to the common stock beneficially owned by (a) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, who or which was known to us to be the beneficial owner of more than 5% of the issued and outstanding common stock, (b) our directors (including the nominees), (c) the named executive officers; and (d) all directors, nominees for director and executive officers as a group.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership as of March 12, 2008(1)		Percent of Common Stock
TierOne Corporation Employee Stock Ownership Plan Trust	1,767,224	(2)	9.79%
1235 N Street Lincoln, Nebraska 68508
Private Capital Management, L.P. Bruce S. Sherman	1,538,439	(3)	8.52%
Gregg J. Powers 8889 Pelican Bay Boulevard
Naples, Florida 34108
West Family Investments, LLC 1603 Orrington, Suite 810	961,148	(4)	5.32%
Evanston, Illinois 60201
Directors:
Gilbert G. Lundstrom	952,243	(5)(6)	5.27%
James A. Laphen	413,226	(5)(7)	2.29%
Campbell R. McConnell	208,025	(5)(8)	1.15%
Joyce Person Pocras	163,883	(5)(9)	*
Charles W. Hoskins	25,500	(5)(10)	*
Ann Lindley Spence	185,025	(5)(11)	1.02%
Other Named Executive Officers:
Roger R. Ludemann	194,374	(5)(12)	1.08%
Gale R. Furnas	156,253	(5)(13)	*
Eugene B. Witkowicz	167,810	(5)(14)	*
All Directors and Executive Officers of TierOne	2,672,221	(5)	14.80%
Corporation and TierOne Bank as a group (12 persons)

*	Represents less than 1% of the outstanding stock.
(1)	Based upon filings made pursuant to the Securities Exchange Act of 1934 and information furnished by the respective individuals. Under regulations promulgated pursuant to the Securities Exchange Act of 1934, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.
(2)	The TierOne Corporation Employee Stock Ownership Plan Trust was established pursuant to the TierOne Corporation employee stock ownership plan. Delaware Charter Guarantee & Trust Company d/b/a Principal Trust Company currently serves as trustee of the plan. As of December 31, 2007, a total of 751,338 shares held in the trust had been allocated to the accounts of participating employees. Under the terms of the employee stock ownership plan, the trustee votes all allocated shares held in the employee stock ownership plan in accordance with the instructions of the participating employees. Allocated shares for which employees do not give instructions generally will not be voted, subject to the fiduciary duties of the trustee and unallocated shares generally are voted in the same ratio on any matter as to those shares for which instructions are given. The Delaware Charter Guarantee & Trust Company d/b/a Principal Trust Company also acts as trustee of the TierOne Bank Savings Plan, which holds 346,722 shares, and Principal Trust Company disclaims beneficial ownership of these shares and the shares held by the TierOne Corporation Employee Stock Ownership Plan Trust.

(3)	The information regarding beneficial ownership by Private Capital Management, L.P., Bruce S. Sherman and Gregg J. Powers is reported by them in an amended statement on Schedule 13G/A, dated December 31, 2007, as filed with the Securities and Exchange Commission. Private Capital Management, Mr. Sherman and Mr. Powers reported shared voting and shared dispositive power over 1,538,439 shares. Private Capital Management, L.P. filed the Schedule 13G/A on behalf of Private Capital Management, L.P., Bruce S. Sherman, its Chief Executive Officer, and Gregg J. Powers, its President.
(4)	The information regarding beneficial ownership by West Family Investments, LLC is reported in a jointly filed statement on Schedule 13G, dated December 31, 2007, as filed with the Securities and Exchange Commission. The filing indicates that West Family Investments, LLC has shared voting and dispositive power over 155,585 shares; Gary L. West has shared voting and dispositive power over 535,288 shares; Mary E. West has shared voting and dispositive power over 535,273 shares; Randy Rochman has shared and dispositive power over 961,148 shares; Elizabeth Rochman has sole voting and dispositive power over 2,200 shares and shared voting and dispositive power over 56,172 shares; Barton Rochman has sole voting and dispositive power over 6,739 shares; Susan Temple has sole voting and dispositive power over 2,200 shares; Jim Young has sole voting and dispositive power over 400 shares; Andy McDill has sole voting and dispositive power over 350 shares; Johnny Bubb has sole voting and dispositive power over 1,560 shares; Dennis M. O’Brien has sole voting and dispositive power over 10,000 shares; and Chad Sandstedt has sole voting and dispositive power over 3,300 shares.
(5)	(a) Includes options to acquire shares of our common stock that were exercisable on March 12, 2008, or 60 days thereafter, under our 2003 Stock Option Plan as follows:
Name	Number of Shares
Gilbert G. Lundstrom	542,000
James A. Laphen	270,000
Campbell R. McConnell	112,875
Joyce Person Pocras	112,875
Ann Lindley Spence	112,875
Charles W. Hoskins	15,000
Roger R. Ludemann	90,000
Gale R. Furnas	90,000
Eugene B. Witkowicz	90,000
All Directors and Executive Officers of
TierOne Corporation and TierOne
Bank as a group ( 12 persons)	1,524,801

(b) Includes unvested shares over which the directors or officers have voting power which have been granted pursuant to the 2003 Recognition and Retention Plan and are held in the associated trust, as follows:

Name	Number of Shares
Gilbert G. Lundstrom	44,000
James A. Laphen	22,000
Campbell R. McConnell	9,030
Joyce Person Pocras	9,030
Charles W. Hoskins	4,000
Ann Lindley Spence	9,030
Roger R. Ludemann	8,000
Gale R. Furnas	8,000
Eugene B. Witkowicz	8,000
All Directors and Executive Officers of
TierOne Corporation and TierOne	135,690
Bank as a group (12 persons)

(6)	Includes 80,000 shares held jointly with Mr. Lundstrom’s wife, 6,219 shares held in Mr. Lundstrom’s account in TierOne Bank’s 401(k) savings plan, 15,000 shares held in Mr. Lundstrom’s IRA account, 81,000 shares held in two trusts in which Mr. Lundstrom’s spouse has a pecuniary interest, 8,024 shares which have been allocated to Mr. Lundstrom’s account in the employee stock ownership plan and 176,000 vested shares allocated to Mr. Lundstrom from TierOne Corporation’s 2003 Recognition and Retention Plan.
(7)	Includes 30,350 shares held jointly with Mr. Laphen’s wife, 52 shares held in Mr. Laphen’s account in TierOne Bank’s 401(k) savings plan, 8,024 shares which have been allocated to Mr. Laphen’s account in the employee stock ownership plan, 6,300 shares held by Mr. Laphen in his IRA account and 76,500 vested shares allocated to Mr. Laphen from TierOne Corporation’s 2003 Recognition and Retention Plan.
(8)	Includes 50,000 shares held jointly with Dr. McConnell’s wife and 36,120 vested shares allocated to Dr. McConnell from TierOne Corporation’s 2003 Recognition and Retention Plan.
(9)	Includes 16,000 shares held by Ms. Pocras’ husband, 2,500 shares held in Ms. Pocras’ IRA account, 12,448 shares held in Ms. Pocras’ account in TierOne Bank’s 401(k) savings plan and 11,030 vested shares allocated to Ms. Pocras from TierOne Corporation’s 2003 Recognition and Retention Plan.
(10)	Includes 500 shares held by Mr. Hoskins in his IRA account, and 6,000 vested shares allocated to Mr. Hoskins from TierOne Corporation’s 2003 Recognition and Retention Plan.
(11)	Includes 27,000 shares held jointly with Ms. Spence’s husband and 36,120 vested shares allocated to Ms. Spence from TierOne Corporation’s 2003 Recognition and Retention Plan.

(12)	Includes 25,321 shares held in Mr. Ludemann’s account in TierOne Bank’s 401(k) savings plan, 6,309 shares allocated to Mr. Ludemann’s account in the employee stock ownership plan, 9,700 shares held in Mr. Ludemann’s IRA account, 10,000 shares held directly by Mr. Ludemann, 15,560 shares held by Mr. Ludemann’s wife and 29,484 vested shares allocated to Mr. Ludemann from TierOne Corporation’s 2003 Recognition and Retention Plan.
(13)	Includes 16,953 shares held in Mr. Furnas’ account in TierOne Bank’s 401(k) savings plan, 7,365 shares which have been allocated to Mr. Furnas’ account in the employee stock ownership plan, 1,935 shares held by Mr. Furnas in his IRA account, and 32,000 vested shares allocated to Mr. Furnas from TierOne Corporation’s 2003 Recognition and Retention Plan.
(14)	Includes 8,500 shares held jointly with Mr. Witkowicz’s wife, 27,500 shares held in Mr. Witkowicz’s account in TierOne Bank’s 401(k) savings plan, 6,842 shares which have been allocated to Mr. Witkowicz’s account in the employee stock ownership plan and 26,968 vested shares allocated to Mr. Witkowicz from TierOne Corporation’s 2003 Recognition and Retention Plan.

Equity Compensation Plan Information

        The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2007:

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options, Restricted Stock Grants, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Restricted Stock Grants, Warrants and Rights	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity compensation plans
approved by	2,086,146	$17.96	460,411
security holders
Equity compensation plans
not approved by security
holders	N/A	N/A	N/A

Total	2,086,146	$17.96	460,411

Item 13. Certain Relationships and Related Transactions, Director Independence

Transactions With Certain Related Persons

        Presently, TierOne Bank offers only educational, checking overdraft and loans on savings accounts to its senior executive officers and directors. In accordance with applicable federal laws and regulations, TierOne Bank offers mortgage loans to its other officers and employees as well as members of their immediate families for the financing of their primary residences and certain other loans. These loans are generally made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. It is the belief of management that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features.

        Section 22(h) of the Federal Reserve Act generally provides that any credit extended by a savings institution, such as TierOne Bank, to its executive officers, directors and, to the extent otherwise permitted, principal shareholder(s), or any related interest of the foregoing, must be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the savings institution with non-affiliated parties; unless the loans are made pursuant to a benefit or compensation program that (a) is widely available to employees of the institution, and (b) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings institution and does not involve more than the normal risk of repayment or present other unfavorable features. TierOne Bank’s policy is in compliance with Section 22(h) of the Federal Reserve Act.

        Our Board of Directors has adopted written policies and procedures regarding related person transactions. For purposes of these policies and procedures:

•	A “related person” means any (a) person who is, or was at some time since the beginning of the last fiscal year, an executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member of the foregoing; and
•	A “related person transaction” means any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (a) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (b) we are a participant, and (c) any related person has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity).

        Each of our executive officers and directors is required to disclose to the Audit Committee certain information relating to related person transactions for review and pre-approval by the Audit Committee, as required by NASDAQ listing standards. Disclosure to the Audit Committee should occur before, if possible, or as soon as practicable after the related person transaction is effected, but in any event as soon as practicable after the executive officer, director or nominee for director becomes aware of the related person transaction. The Audit Committee’s decision whether or not to approve or ratify a related person transaction is to be made in light of the Audit Committee’s determination that consummation of the transaction is not or was not contrary to our best interests. Any related person transaction must be disclosed to the full Board of Directors. We had no related person transactions during 2007 and none are currently proposed.

Availability of Certain Corporate Governance Documents

        The Company’s Board of Directors has adopted corporate governance guidelines, an ethics policy and written charters for each of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. The corporate governance guidelines, ethics policy and written committee charters are available on the Company’s website at www.tieronebank.com under “Investor Relations – Corporate Governance.” Each of these documents are also available in print upon written request to: TierOne Corporation, Attention: Mr. Edward J. Swotek, 1235 N Street, Lincoln, Nebraska 68508.

Other Shareholder Communications

        Our Board of Directors has adopted a formal process by which shareholders may communicate with the Board. Shareholders who wish to communicate with the Board may do so by sending written communications addressed to the Board of Directors of TierOne Corporation, c/o Eugene B. Witkowicz, Corporate Secretary, at 1235 N Street, Lincoln, Nebraska 68508. Mr. Witkowicz will forward all such communications to the director or directors to whom they are addressed.

Director Independence

        Our Board of Directors has affirmatively determined that all of the directors (other than Messrs. Lundstrom and Laphen) are “independent” as defined in the listing standards of NASDAQ. None of the independent directors had any transactions, relationships or arrangements with the Company that were not otherwise disclosed in this Amendment No. 1 to the Annual Report on Form 10-K/A, and were considered by the Board in making the independence determination.

Item 14. Principal Accounting Fees and Services

Audit Fees

        The following table sets forth the aggregate fees paid by us to KPMG LLP for professional services rendered by KPMG LLP in connection with the audit of TierOne Corporation’s consolidated financial statements for 2007 and 2006, as well as the fees paid by us to KPMG LLP for audit-related services, tax services and all other services rendered by KPMG LLP to us during 2007 and 2006.

	Year Ended December 31,
	2007	2006
Audit fees(1)	$320,600	$295,500
Audit-related fees(2)	220,468	31,775
Tax fees(3)	62,298	20,748
All other fees	--	--

Total	$603,366	$348,023

(1)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the Securities and Exchange Commission, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission and fees related to certification reports required under the Sarbanes-Oxley Act and the Federal Deposit Insurance Corporation Improvement Act of 1991.
(2)	Audit-related fees consist of fees incurred in connection with audits of the financial statements of our employee benefit plans, and services provided in relation to the Sarbanes-Oxley Act, other internal control and due diligence services and consents rendered in connection with the filings related to a proposed merger prior to the termination of the merger agreement.
(3)	Tax fees consist primarily of fees paid in connection with preparing federal and state income tax returns, researching and filing a change in accounting method with the Internal Revenue Service and other tax related services.

        The Audit Committee pre-approves all audit services to be provided by the independent auditors to TierOne Corporation. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent auditors in accordance with the Audit Committee’s charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent auditors. The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary. The Chair of the Audit Committee has been delegated the authority to approve non-audit related services in lieu of the full Audit Committee. On a quarterly basis, the Chair of the Audit Committee presents any previously approved engagements to the full Audit Committee.

        Each new engagement of KPMG LLP was approved in advance by the Audit Committee or its Chair, and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission’s rules.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TIERONE CORPORATION
Date: April 25, 2008	By: /s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer

Exhibit Index

No.	Exhibits	Location
2.1	Stock Purchase Agreement, dated as of March 30, 2004, among TierOne Corporation,
	United Nebraska Financial Co. and the Shareholders of United Nebraska Financial Co.	(1)
2.2	Agreement and Plan of Merger, dated as of May 17, 2007, by and among CapitalSource Inc.,
	CapitalSource TRS Inc. and TierOne Corporation (a)	(8)
3.1	Articles of Incorporation of TierOne Corporation	(2)
3.2	Bylaws of TierOne Corporation	(2)
4.0	Forms of Stock Certificate of TierOne Corporation	(2)
10.1	Amended and Restated Employment Agreement between TierOne Bank and Gilbert G. Lundstrom*	(6)
10.2	Amended and Restated Employment Agreement between TierOne Bank and James A. Laphen*	(6)
10.3	Amended and Restated Employment Agreement between TierOne Corporation and Gilbert G. Lundstrom*	(6)
10.4	Amended and Restated Employment Agreement between TierOne Corporation and James A. Laphen*	(6)
10.5	Amended and Restated 1993 Supplemental Retirement Plan Agreement between TierOne Bank and
	Gilbert G. Lundstrom*	(6)
10.6	Form of Amended and Restated Three-Year Change in Control Agreement between TierOne Bank,
	TierOne Corporation and certain executive officers*	(6)
10.7	Form of Amended and Restated Two-Year Change in Control Agreement between TierOne Bank,
	TierOne Corporation and certain executive officers*	(6)
10.8	TierOne Bank Amended and Restated Employee Severance Plan*	(6)
10.9	Amended and Restated Supplemental Executive Retirement Plan for the TierOne Corporation Employee
	Stock Ownership Plan*	(6)
10.10	Amended and Restated Supplemental Executive Retirement Plan for the TierOne Bank Savings Plan*	(6)
10.11	TierOne Bank Amended and Restated Deferred Compensation Plan*	Filed Previously
10.12	Fourth Amended and Restated Consultation Plan for Directors*	(6)
10.13	TierOne Bank Management Incentive Compensation Plan*	(4)
10.14	Form of Trust Agreement for Deferred Compensation and Supplemental Executive Retirement Plans of
	TierOne Corporation and TierOne Bank*	(6)
10.15	Amended and Restated 2003 Stock Option Plan*	(6)
10.16	Form of Non-employee Director Compensatory Stock Option Agreement for use under the
	2003 Stock Option Plan*	(5)
10.17	Form of Employee Compensatory Stock Option Agreement for use under the 2003 Stock Option Plan*	(5)
10.18	Form of Employee Incentive Stock Option Agreement for use under 2003 Stock Option Plan*	(5)
10.19	Amended and Restated 2003 Management Recognition and Retention Plan and Trust Agreement*	(6)
10.20	Form of award agreements for use under the Management Recognition and Retention
	Plan and Trust Agreement*	(5)
10.21	First Amendment to Amended and Restated Employment Agreement between TierOne Corporation and
	Gilbert G. Lundstrom*	(7)
10.22	First Amendment to Amended and Restated Employment Agreement between TierOne Corporation and
	James A. Laphen*	(7)
10.23	First Amendment to TierOne Bank Savings Plan Amended and Restated Supplemental Executive
	Retirement Plan*	(7)
21	Subsidiaries of the Registrant - “Item 1. Business - Subsidiary Activities” of TierOne Corporation’s Annual
	Report on Form 10-K for the year ended December 31, 2007 is incorporated by reference herein	-
23	Consent of KPMG LLP	Filed Previously
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*	Denotes a management contract or compensatory plan or arrangement.
(a)	The disclosure schedules and exhibits to the Agreement and Plan of Merger were not filed with the Agreement.
	TierOne Corporation has agreed to furnish supplementally a copy of any such schedules or exhibits
	to the Securities and Exchange Commission upon request.
(1)	Incorporated by reference to Exhibit 2 of TierOne Corporation’s Form 8-K filed on
	August 31, 2004.
(2)	Incorporated by reference to TierOne Corporation’s Registration Statement on Form S-1,
	filed on April 8, 2002, as amended and declared effective on August 12, 2002 (File No. 333-85838)
(3)	Incorporated herein by reference to TierOne Corporation’s definitive proxy
	statement filed by TierOne Corporation with the SEC on March 31, 2003.
(4)	Incorporated by reference to TierOne Corporation’s Annual Report on
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