Form 10-Q
period 2008-03-31
TIERONE CORP
filed 2008-05-12
CIK 1170605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of May 12, 2008 there were 18,036,134 issued and outstanding shares of the Registrant’s common stock.

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

•	General economic conditions and trends, either nationally or in some or all of the areas in which we and our customers conduct our businesses;
•	Changes in interest rates or other competitive factors which could affect net interest margins, net interest income and noninterest income;
•	Changes in deposit flows, and in the demand for deposits, loans, investment products and other financial services in the markets we serve;
•	Changes in the quality or composition of our loan portfolio;
•	Changes in our underlying assumptions and judgment regarding our allowance and provisions for loan losses;
•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolios;
•	Changes in the financial or operating performance of our customers’ businesses;
•	Borrower bankruptcies, claims and assessments;
•	Our timely development of new lines of business and competitive products or services within our existing lines of business in a changing environment, and the acceptance of such products and services by our customers;
•	Any interruption or breach of security resulting in failures or disruption in customer account management, general ledger, deposit operations, lending or other systems;
•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;
•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;
•	Changes in accounting policies or procedures as may be required by various regulatory agencies;
•	Changes in consumer spending and savings habits;
•	Unanticipated issues relating to the recovery of insurance proceeds for claims arising out of our prior relationship with TransLand Financial Services, Inc.; and
•	Other factors discussed in documents we may file with the Securities and Exchange Commission from time to time.

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

Item 1 – Financial Statements

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
March 31, 2008 (Unaudited) and December 31, 2007

(Dollars in thousands, except per share data)	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$86,437	$79,561
Federal funds sold	137,000	161,900

Total cash and cash equivalents	223,437	241,461

Investment securities:
Held to maturity, at cost which approximates fair value	64	70
Available for sale, at fair value	118,431	130,481
Mortgage-backed securities, available for sale, at fair value	5,621	6,689
Loans receivable:
Net loans (includes loans held for sale of $38,693 and $9,348 at
March 31, 2008 and December 31, 2007, respectively)	2,886,512	2,976,129
Allowance for loan losses	(78,507)	(66,540)

Net loans after allowance for loan losses	2,808,005	2,909,589

FHLBank Topeka stock, at cost	66,599	65,837
Premises and equipment, net	37,422	38,028
Accrued interest receivable	18,373	21,248
Goodwill	--	42,101
Other intangible assets, net	6,353	6,744
Mortgage servicing rights (lower of cost or market), net	15,461	14,530
Other assets	76,817	60,988

Total assets	$3,376,583	$3,537,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,355,739	$2,430,544
FHLBank Topeka advances and other borrowings	667,993	689,288
Advance payments from borrowers for taxes, insurance and
other escrow funds	32,657	30,205
Accrued interest payable	5,556	6,269
Accrued expenses and other liabilities	29,470	35,870

Total liabilities	3,091,415	3,192,176

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,059,946 and 18,058,946 shares issued at
March 31, 2008 and December 31, 2007, respectively	226	226
Additional paid-in capital	367,534	366,042
Retained earnings, substantially restricted	32,354	94,630
Treasury stock, at cost; 4,515,129 and 4,516,129 shares at
March 31, 2008 and December 31, 2007, respectively	(104,985)	(105,008)
Unallocated common stock held by Employee Stock
Ownership Plan	(9,783)	(10,159)
Accumulated other comprehensive loss, net	(178)	(141)

Total stockholders’ equity	285,168	345,590

Total liabilities and stockholders’ equity	$3,376,583	$3,537,766

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Interest income:
Loans receivable	$47,563	$56,065
Investment securities	2,169	2,429
Other interest-earning assets	1,509	171

Total interest income	51,241	58,665

Interest expense:
Deposits	20,719	17,896
FHLBank Topeka advances and other borrowings	7,433	9,574

Total interest expense	28,152	27,470

Net interest income	23,089	31,195
Provision for loan losses	39,940	1,468

Net interest income (loss) after provision for loan losses	(16,851)	29,727

Noninterest income:
Fees and service charges	5,530	5,501
Debit card fees	945	761
Loss from real estate operations, net	(107)	(134)
Net gain (loss) on sales of:
Loans held for sale	1,254	628
Real estate owned	(18)	(5)
Other operating income	635	253

Total noninterest income	8,239	7,004

Noninterest expense:
Salaries and employee benefits	13,198	13,118
Goodwill impairment	42,101	--
Occupancy, net	2,376	2,413
Data processing	657	621
Advertising	1,113	1,002
Other operating expense	5,151	4,345

Total noninterest expense	64,596	21,499

Income (loss) before income taxes	(73,208)	15,232
Income tax expense (benefit)	(12,279)	5,854

Net income (loss)	$(60,929)	$9,378

Net income (loss) per common share, basic	$(3.60)	$0.56

Net income (loss) per common share, diluted	$(3.60)	$0.55

Dividends declared per common share	$0.08	$0.07

Average common shares outstanding, basic (000’s)	16,919	16,601

Average common shares outstanding, diluted (000’s)	16,919	17,161

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held By the Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity
Balance at December 31, 2006	$226	$358,733	$112,111	$(105,406)	$(11,664)	$(717)	$353,283

Common stock earned by employees
in Employee Stock Ownership Plan	--	713	--	--	376	--	1,089
Amortization of awards under the
Management Recognition and
Retention Plan	--	726	--	--	--	--	726
Amortization of stock options under
2003 Stock Option Plan	--	420	--	--	--	--	420
Treasury stock reissued under 2003
Stock Option Plan	--	(88)	--	381	--	--	293
Excess tax benefit realized from stock-
based compensation plans	--	49	--	--	--	--	49
Dividends paid ($0.07 per common share)	--	--	(1,175)	--	--	--	(1,175)
Cumulative effect of adoption of FASB
Interpretation No. 48 on January 1, 2007	--	--	157	--	--	--	157
Comprehensive income:
Net income	--	--	9,378	--	--	--	9,378
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	200	200

Total comprehensive income	--	--	9,378	--	--	200	9,578

Balance at March 31, 2007	$226	$360,553	$120,471	$(105,025)	$(11,288)	$(517)	$364,420

Balance at December 31, 2007	$226	$366,042	$94,630	$(105,008)	$(10,159)	$(141)	$345,590

Common stock earned by employees
in Employee Stock Ownership Plan	--	248	--	--	376	--	624
Amortization of awards under the
Management Recognition and
Retention Plan	--	726	--	--	--	--	726
Amortization of stock options under
2003 Stock Option Plan	--	513	--	--	--	--	513
Treasury stock reissued under 2003
Stock Option Plan	--	(5)	--	23	--	--	18
Excess tax benefit realized from stock-
based compensation plans	--	10	--	--	--	--	10
Dividends paid ($0.08 per common share)	--	--	(1,347)	--	--	--	(1,347)
Comprehensive loss:
Net loss	--	--	(60,929)	--	--	--	(60,929)
Change in unrealized loss on
available for sale securities, net of
tax	--	--	--	--	--	(37)	(37)

Total comprehensive loss	--	--	(60,929)	--	--	(37)	(60,966)

Balance at March 31, 2008	$226	$367,534	$32,354	$(104,985)	$(9,783)	$(178)	$285,168

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(60,929)	$9,378
Adjustments to reconcile net income to net cash provided by operating activities:
Net discount accretion of investment and mortgage-backed securities	(776)	(115)
Premises and equipment depreciation and amortization	1,021	992
Amortization of other intangible assets	391	424
Accretion of discount on FHLBank Topeka advances	(64)	(64)
Employee Stock Ownership Plan compensation expense	624	1,089
2003 Management Recognition and Retention Plan compensation expense	726	726
2003 Stock Option Plan compensation expense	513	420
Net accretion of discounts on net loans	(274)	(1,076)
FHLBank Topeka stock dividend	(762)	(954)
Deferred income tax benefit	(4,191)	(960)
Goodwill impairment	42,101	--
Provision for loan losses	39,940	1,468
Provision for real estate owned losses	125	71
Mortgage servicing right valuation allowance	206	--
Proceeds from sales of loans held for sale	136,866	56,686
Originations and purchases of loans held for sale	(149,511)	(51,472)
Excess tax benefits from stock-based compensation plans	(10)	(49)
Net (gain) loss on sales of:
Loans held for sale	(1,254)	(628)
Real estate owned	18	5
Changes in certain assets and liabilities:
Accrued interest receivable	2,875	413
Other assets	(9,868)	(2,315)
Accrued interest payable	(713)	(133)
Accrued expenses and other liabilities	(2,897)	1,205

Net cash provided by (used in) operating activities	(5,843)	15,111

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(97,336)	(41,789)
Proceeds from sale of investment and mortgage-backed securities, available for sale	--	10
Proceeds from maturities of investment securities, available for sale	110,075	25,920
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	1,109	1,619
Decrease (increase) in loans receivable	68,826	(737)
Additions to premises and equipment	(415)	(604)
Proceeds from sale of real estate owned	463	520

Net cash provided by (used in) investing activities	82,722	(15,061)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued) (Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	$(74,805)	$98,410
Net advances (repayment) on FHLBank Topeka line of credit, short-term
advances and other borrowings	3,824	(72,943)
Proceeds from FHLBank Topeka long-term advances and other borrowings	--	50,000
Repayments of FHLBank Topeka long-term advances and other borrowings	(25,055)	(75,052)
Net increase (decrease) in advances from borrowers for taxes, insurance and
other escrow funds	2,452	(2,262)
Dividends paid on common stock	(1,347)	(1,175)
Excess tax benefit realized from the exercise of stock options	--	41
Excess tax benefit realized from the vesting of Management Recognition and
Retention Plan shares	10	8
Proceeds from the exercise of stock options	18	293

Net cash used in financing activities	(94,903)	(2,680)

Net decrease in cash and cash equivalents	(18,024)	(2,630)
Cash and cash equivalents at beginning of period	241,461	86,808

Cash and cash equivalents at end of period	$223,437	$84,178

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$28,865	$27,603
Income taxes, net of refunds	$--	$7,092

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$6,991	$1,846

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

        The accompanying interim consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire calendar year 2008.

        As used in this report, unless the context otherwise requires, the terms “we,” “us,” or “our” refer to the Company and the Bank.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Termination of Acquisition Agreement

        On May 17, 2007, the Company, CapitalSource Inc. and CapitalSource TRS Inc. entered into an Agreement and Plan of Merger (“Merger Agreement”). On March 20, 2008, the Company terminated the Merger Agreement. Pursuant to the terms of the Merger Agreement, either party had the right to terminate the Merger Agreement if the proposed merger was not completed by February 17, 2008. No termination fee was payable by either company as a result of the termination of the Merger Agreement.

Note 3 – Critical Accounting Policies

        Various elements of our accounting policies, by nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to recognize income, determine the allowance for loan losses, evaluating investment and mortgage-backed securities for impairment, evaluating goodwill and other intangible assets, valuation of mortgage servicing rights, valuation and measurement of derivatives and commitments, valuation of real estate owned and estimating income taxes are our most critical accounting policies. These policies are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our reported financial condition and results of operations.

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

        Investment and Mortgage-Backed Securities. We evaluate our available for sale and held to maturity investment securities for impairment on a quarterly basis. An impairment charge in the Consolidated Statements of Operations is recognized when the decline in the fair value of investment securities below their cost basis is determined to be other-than-temporary. Various factors are utilized in determining whether we should record an impairment charge, including, but not limited to, the length of time and extent to which the fair value has been less than its cost basis and our ability and intent to hold the investment security for a period of time sufficient to allow for any anticipated recovery in fair value.

        Goodwill and Other Intangible Assets. We had $42.1 million of goodwill that was recorded as a result of our 2004 acquisition of United Nebraska Financial Co. (“UNFC”). We test this goodwill for impairment annually during the third quarter of each year, or between annual assessment dates whenever events or significant changes in circumstances indicate that the carrying value may be impaired. We performed a goodwill impairment test as of March 31, 2008 due to adverse changes in the business climate. As a result of a decline in the market value of our common stock to levels below our book value, we determined that the entire amount of our goodwill was impaired, and we recorded a $42.1 million goodwill impairment charge to write-off our goodwill at March 31, 2008.

        The value of core deposit intangible assets acquired in connection with the UNFC transaction and our acquisition of Marine Bank’s banking office in Omaha, Nebraska, which is subject to amortization, is included in the Consolidated Statements of Financial Condition as other intangible assets. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition, account runoff, alternative funding costs, deposit servicing costs and discount rates. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in the Consolidated Statements of Operations as other operating expense.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        We review our core deposit intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to the identifiable intangible assets. No events or circumstances triggered an impairment analysis of our core deposit intangible assets during the three months ended March 31, 2008.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        In the normal course of business, we enter into contractual commitments, including loan commitments and rate lock commitments, to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the time frame established by us. Interest rate risk arises on these commitments and subsequently closed loans if interest rates increase or decrease between the time of the interest rate lock and the delivery of the loan to the investor. Loan commitments related to mortgage loans that are intended to be sold are considered derivatives in accordance with the guidance of SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. Accordingly, the fair value of these derivatives at the end of the reporting period is based on a quoted market price that closely approximates the amount that would have been recognized if the loan commitment was funded and sold.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

        On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. Any interest and penalties related to uncertain tax positions are recorded in income tax expense in the Consolidated Statements of Operations.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Earnings Per Share

        Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Diluted earnings per share is computed after giving consideration to the weighted average dilutive effect of our 2003 Stock Option Plan shares and 2003 Management Recognition and Retention Plan shares. All stock options are assumed to be 100% vested for purposes of EPS computations. Due to our net loss for the three months ended March 31, 2008, no potentially dilutive shares were included in the loss per share calculation as including such shares would be anti-dilutive. The following table is a reconciliation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2008		2007
(In thousands, except per share data)	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Net income (loss)	$(60,929)	$(60,929)	$9,378	$9,378

Total weighted average basic common shares outstanding	16,919	16,919	16,601	16,601
Effect of dilutive securities:
2003 Stock Option Plan		--		515
2003 Management Recognition and Retention Plan		--		45

Total weighted average basic and diluted
common shares outstanding	16,919	16,919	16,601	17,161

Net income (loss) per common share	$(3.60)	$(3.60)	$0.56	$0.55

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

        Stock-Based Employee Compensation Expense. Amounts recognized in the financial statements with respect to our Employee Stock Ownership Plan (“ESOP”) and stock-based employee compensation plans are presented in the following table:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Stock-based employee compensation expense:
Employee Stock Ownership Plan	$565	$1,046
Management Recognition and Retention Plan	726	726
2003 Stock Option Plan	513	420

Amount of stock-based compensation expense,
before income tax benefit	$1,804	$2,192

Amount of related income tax benefit recognized	$504	$504

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

        We account for our ESOP in accordance with FASB Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, expense is recognized based on the market value (average stock price) of shares scheduled to be released from the ESOP trust. The excess fair value of ESOP shares over cost is recorded as compensation expense but is not deductible for tax purposes. As shares are committed to be released from collateral, we report compensation expense equal to the average market price of the shares and the shares become outstanding for EPS computations. Our contributions and dividends on allocated and unallocated ESOP shares are used to pay down the loan. Accordingly, we have recorded the obligation with an offsetting amount of unearned compensation in stockholders’ equity in the accompanying Consolidated Statements of Financial Condition.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	At or for the Three Months Ended March 31,
(Dollars in thousands, except for share data)	2008	2007
Employee Stock Ownership Plan compensation expense	$565	$1,046
Employee Stock Ownership Plan shares allocated to employees	790,128	639,627
Employee Stock Ownership Plan shares unallocated	1,015,878	1,166,379
Fair value of Employee Stock Ownership Plan unallocated shares	$11,459	$31,539

        Management Recognition and Retention Plan. We established the 2003 Management Recognition and Retention Plan (“MRRP”) which is a stock-based incentive plan. The shares awarded by the MRRP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market value of our stock as of the date the awards were made. Stockholders approved 903,003 shares to be granted under the MRRP and 100,653 shares are still available for future grants as of March 31, 2008. The following table summarizes shares of our common stock that were subject to award and have been granted pursuant to the MRRP as of March 31, 2008 and 2007:

	At or for the Three Months Ended March 31,
	2008	2007
Nonvested shares outstanding at beginning of period	168,720	328,940
Shares granted	--	--
Shares vested	--	--
Shares forfeited	--	--

Nonvested shares outstanding at end of period	168,720	328,940

        Compensation expense related to the MRRP totaled $726,000 for each of the three month periods ended March 31, 2008 and 2007. The weighted average grant date fair value of outstanding shares awarded by the MRRP was $18.42 and $18.27 at March 31, 2008 and 2007, respectively. As of March 31, 2008, we had $495,000 of total unrecognized employee compensation expense related to unvested MRRP shares which are expected to be recognized over a weighted average period of 15 months. We realized excess tax benefits related to MRRP shares of $10,000 and $8,000 during the three months ended March 31, 2008 and 2007, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Stock Option Plan. We established the 2003 Stock Option Plan (“SOP”) under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the fair value of our stock options as of the date the awards were made. The exercise price of the options is equal to the market price of the common stock on the grant date. Stockholders approved 2,257,508 stock options to be granted under the SOP and 359,758 of these stock options remain available for future grants as of March 31, 2008.

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

        Stock Option Activity. The following table details stock options granted, exercised and forfeited during the three months ended March 31, 2008:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2007	1,792,226	$17.92
Stock options granted	--	--
Stock options exercised	(1,000)	17.83		$5
Stock options forfeited	(500)	17.83

Stock options outstanding at March 31, 2008	1,790,726	$17.92	5.1	$--

Stock options exercisable at March 31, 2008	1,410,676	$17.90	5.1	$--

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table details stock options granted, exercised and forfeited during the three months ended March 31, 2007:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2006	1,818,626	$17.92
Stock options granted	--	--
Stock options exercised	(16,400)	17.83		$201
Stock options forfeited	--	--

Stock options outstanding at March 31, 2007	1,802,226	$17.92	6.1	$16,400

Stock options exercisable at March 31, 2007	1,047,126	$17.89	6.1	$9,600

        The following table details the intrinsic value, cash received and tax benefit realized from the exercise of stock options during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Intrinsic value (market value on the
exercise date less the strike price)	$5	$146
Cash received from the exercise of
stock options	18	293
Tax benefit realized from the
exercise of stock options	--	41

        At March 31, 2008, there was $223,000 of total unrecognized compensation expense related to unvested stock options that will be expensed over a weighted average period of nine months.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Goodwill and Other Intangible Assets

        Goodwill. We had $42.1 million of goodwill that was recorded as a result of our 2004 acquisition of UNFC. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test this goodwill for impairment annually during the third quarter of each year, or between annual assessment dates whenever events or significant changes in circumstances indicate that the carrying value may be impaired. We performed a goodwill impairment test as of March 31, 2008 due to adverse changes in the business climate. As a result of a decline in the market value of our common stock to levels below our book value, we determined that the entire amount of our goodwill was impaired, and we recorded a $42.1 million goodwill impairment charge to write-off our goodwill at March 31, 2008.

        The changes in the carrying amount of goodwill for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Balance at beginning of period	$42,101	$42,228
Adjustment due to adoption of FASB Interpretation No. 48	--	(66)
Goodwill impairment	(42,101)	--

Balance at end of period	$--	$42,162

        Other Intangible Assets. Our only identifiable other intangible asset is the value of core deposits acquired as part of the UNFC and Marine Bank transactions. The core deposit intangible assets have been estimated to have nine- to ten-year lives. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in other operating expense.

        Other Intangible Asset Activity. The changes in the carrying amount of acquired intangible assets for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Balance at beginning of period	$6,744	$8,391
Amortization expense	(391)	(424)

Balance at end of period	$6,353	$7,967

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Other Intangible Asset Estimated Amortization. Estimated amortization expense related to our core deposit intangible assets for the year ending December 31, 2008 and the five years thereafter are as follows:

(Dollars in thousands)
Estimated Amortization Expense For the Year Ending:
December 31, 2008	$1,513
December 31, 2009	1,373
December 31, 2010	1,222
December 31, 2011	1,052
December 31, 2012	850
December 31, 2013	553

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 — Investment and Mortgage-Backed Securities

        Investment Security Composition. The amortized cost, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$64	$--	$--	$64

Available for sale:
Mortgage-backed securities	5,639	41	59	5,621
U.S. Government securities and agency obligations	93,866	82	--	93,948
Corporate securities	4,933	--	214	4,719
Municipal obligations	13,546	41	15	13,572
Agency equity securities	536	--	96	440
Asset Management Fund - ARM Fund	5,812	--	60	5,752

Total investment and mortgage-backed
securities, available for sale	$124,332	$164	$444	$124,052

	December 31, 2007
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$70	$--	$--	$70

Available for sale:
Mortgage-backed securities	6,755	32	98	6,689
U.S. Government securities and agency obligations	105,428	18	33	105,413
Corporate securities	4,935	--	15	4,920
Municipal obligations	13,931	18	35	13,914
Agency equity securities	536	--	114	422
Asset Management Fund - ARM Fund	5,812	--	--	5,812

Total investment and mortgage-backed
securities, available for sale	$137,397	$68	$295	$137,170

        We believe all unrealized losses as of March 31, 2008 to be market related, with no permanent sector or issuer credit concerns or impairments. We had 17 securities with unrealized losses totaling $185,000 for 12 consecutive months or longer as of March 31, 2008. The unrealized losses are believed to be temporarily, not permanently, impaired in value. Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. At March 31, 2008, we have the ability and intent to hold these securities until maturity.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Loans Receivable

        Loan Portfolio Composition. Loans receivable at March 31, 2008 and December 31, 2007 are summarized in the following table:

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$316,680	9.87%	$314,623	9.41%
Second mortgage residential	90,218	2.81	95,477	2.86
Multi-family residential	151,452	4.72	106,678	3.19
Commercial real estate	335,294	10.45	370,910	11.10
Land and land development (1)	458,551	14.30	473,346	14.16
Residential construction (1)	444,209	13.85	513,560	15.36
Commercial construction	501,886	15.65	540,797	16.18
Agriculture	91,334	2.85	91,068	2.72

Total real estate loans	2,389,624	74.50	2,506,459	74.98

Business	253,217	7.89	252,712	7.56

Agriculture - operating	93,808	2.93	100,365	3.00

Warehouse mortgage lines of credit	86,404	2.69	86,081	2.58

Consumer loans:
Home equity	68,121	2.13	72,517	2.17
Home equity lines of credit	119,097	3.71	120,465	3.60
Home improvement	43,344	1.35	46,045	1.38
Automobile	83,265	2.60	87,079	2.60
Other	70,641	2.20	71,141	2.13

Total consumer loans	384,468	11.99	397,247	11.88

Total loans	3,207,521	100.00%	3,342,864	100.00%

Unamortized premiums, discounts and
deferred loan fees	9,584		9,451
Loans in process (2)	(330,593)		(376,186)

Net loans	2,886,512		2,976,129
Allowance for loan losses	(78,507)		(66,540)

Net loans after allowance for loan losses	$2,808,005		$2,909,589

(1) Includes loans held for sale	$38,693		$9,348

(2) Loans in process represents the undisbursed portion of construction and land development loans.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Asset Quality

        Reports listing all delinquent loans (loans 30 or more days delinquent), classified assets and real estate owned are reviewed by management and our Board of Directors no less frequently than quarterly. The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. In the event payment is not then received or the loan not otherwise satisfied, collection letters are sent and telephone calls are generally made. If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence recovery proceedings against the property securing the loan. If a legal action is instituted and the loan is not brought current, paid in full, or refinanced before the recovery sale, the property securing the loan generally is sold and, if purchased by us, becomes real estate owned or a repossessed asset.

        During 2007, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent) and impaired loans increased significantly due to deterioration in the nation’s economic conditions. Further deterioration occurred during the three months ended March 31, 2008, which negatively impacted our asset quality. Our current levels of delinquent, nonperforming and impaired loans are primarily attributable to the continued deterioration in the real estate market and the economy in general. We have been further impacted by the erosion of property values and an overall increase in housing inventory (both developed lots and completed houses) in many of the areas of the country in which we do business and where the collateral for our loans reside. Additionally, significantly tightened credit standards have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans. Furthermore, we have tightened credit policies and limited our exposure in selected business lines and geographic markets.

        Delinquent Loans. The following table shows loans delinquent 30 – 89 days in our loan portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007
One-to-four family residential	$4,886	$5,798
Second mortgage residential	1,309	1,499
Multi-family residential	--	2,019
Commercial real estate	1,712	5,268
Land and land development	11,616	15,997
Residential construction	14,652	8,263
Agriculture - real estate	177	4,723
Business	10,179	3,247
Agriculture - operating	323	93
Consumer	4,250	5,560

Total delinquent loans	$49,104	$52,467

Delinquent loans as a percentage of
net loans before allowance for loan losses	1.70%	1.76%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Nonperforming Loans and Real Estate Owned. The following table sets forth information regarding nonperforming loans (90 or more days delinquent), real estate owned and troubled debt restructurings. It is our policy to cease accruing interest on loans contractually delinquent 90 days or more and charge-off all accrued interest. We did not have any accruing loans 90 days or more past due at the dates shown.

(Dollars in thousands)	March 31, 2008	December 31, 2007
Nonperforming loans:
One-to-four family residential	$4,759	$7,029
Second mortgage residential	412	487
Multi-family residential	603	603
Commercial real estate	4,199	590
Land and land development	44,062	38,708
Residential construction	49,637	57,709
Commercial construction	19,184	19,184
Agriculture - real estate	313	159
Business	1,215	1,268
Agriculture - operating	147	134
Consumer	2,600	2,619

Total nonperforming loans (1)	127,131	128,490
Real estate owned and repossessed assets, net (2)	12,790	6,405

Total nonperforming assets	139,921	134,895
Troubled debt restructurings	16,217	19,569

Total nonperforming assets and troubled debt restructurings	$156,138	$154,464

Total nonperforming loans as a percentage of net loans	4.40%	4.32%

Total nonperforming assets as a percentage of total assets	4.14%	3.81%

Total nonperforming assets and troubled debt restructurings
as a percentage of total assets	4.62%	4.37%

(1) Includes loans held for sale which are 90 days or more delinquent.
(2) Real estate owned and repossessed assets balances are shown net of related loss allowances. Includes both real property and other repossessed collateral.

        Nonperforming Loans. At March 31, 2008, nonperforming loans totaled $127.1 million, a decrease of $1.4 million, or 1.1%, compared to $128.5 million at December 31, 2007. The change in the nonperforming loans is primarily attributable to the following:

Residential Construction Loans. Due to the continued erosion of housing values and increased housing inventory in several markets throughout the country, especially Nevada and Florida, we have, and may continue to experience, increased levels of nonperforming residential construction loans. At March 31, 2008 we had classified $49.6 million of our total residential construction loans as nonperforming, of which $17.3 million relate to loans collateralized by property in Florida.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2008 and December 31, 2007, we charged off $23.0 million and $25.5 million of TransLand-related residential construction loans, respectively. TransLand- related loan charge offs were due in large part to a decline in the estimated fair value of undeveloped residential lots.

At March 31, 2008, we had four residential development construction loans totaling $10.3 million in the Las Vegas, Nevada area which were classified as nonperforming.

Land and Land Development. Our nonperforming land development loans at March 31, 2008 totaled $44.1 million which consisted of 16 residential land development properties. Of the 16 nonperforming residential land development properties, five projects were located in the Las Vegas, Nevada area which totaled $38.5 million, six projects were located in Nebraska totaling $2.8 million, one project in the Minneapolis, Minnesota area totaling $1.5 million, one project in Illinois totaling $1.2 million and three projects in Florida totaling $93,000.

Commercial Construction. Nonperforming commercial construction loans totaled $19.2 million at March 31, 2008. This balance relates to one upscale, 113-unit condominium project located within a suburban area of Las Vegas, Nevada. The multi-phase project, with units in various stages of construction including the substantially completed 33-unit first phase, was funded by the Bank and three other financial institutions with total committed loans by all institutions of $84.8 million. Many of the units were under contract for purchase prior to the commencement of the construction project.

        Impaired Loans. Included in the preceding table, within nonperforming loans and troubled debt restructurings, are impaired loans of $146.8 million and $125.9 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, impaired loans consisted primarily of $61.3 million of land and land development loans, $54.6 million of residential construction loans and $22.8 million of commercial construction loans.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Real Estate Owned and Repossessed Asset Activity. The following table sets forth the activity of our real estate owned and repossessed assets for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Balance at beginning of period	$6,405	$5,264
Loan foreclosures and other additions	6,991	1,846
Sales	(463)	(520)
Provisions for losses	(125)	(71)
Net loss on disposal	(18)	(5)

Balance at end of period	$12,790	$6,514

        At March 31, 2008, real estate owned consisted primarily of 36 residential properties totaling $9.9 million and three commercial properties totaling $2.8 million.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Allowance for Loan Losses. The activity in the allowance for loan losses during the three months ended March 31, 2008 and 2007 is summarized in the following table:

	At or for the Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Allowance for loan losses at beginning of period	$66,540	$33,129
Charge-offs:
One-to-four family residential	(4,729)	(20)
Second mortgage residential	(64)	(35)
Land and land development	(2,032)	--
Commercial real estate	--	(90)
Residential construction	(20,708)	(172)
Commercial construction	(150)	--
Business	(485)	(90)
Consumer	(599)	(467)

Total charge-offs	(28,767)	(874)
Recoveries on loans previously charged-off	306	183
Change in reserve for unfunded loan commitments	488	--
Provision for loan losses	39,940	1,468

Allowance for loan losses at end of period	$78,507	$33,906

Allowance for loan losses as a percentage
of net loans	2.72%	1.11%
Allowance for loan losses as a percentage of
nonperforming loans	61.75%	84.16%
Ratio of net charge-offs during the period as a
percentage of average loans outstanding	3.98%	0.09%
during the period

        We generally discontinue funding of loans which become nonperforming or are deemed impaired unless additional funding is required to protect the asset. In addition, due to certain laws and regulations in selected states, some additional funding may be required. Our reserve for unfunded loan commitments was $2.2 million at March 31, 2008 compared to $2.7 million at December 31, 2007. Our reserve for unfunded loan commitments at March 31, 2008 represents potential future losses associated with unfunded loan commitments. We charged-off $24.4 million of our allowance for loan losses related to loans which were reclassified to loans held for sale at March 31, 2008.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 — Mortgage Servicing Rights

        On January 1, 2007, we adopted SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”). In accordance with SFAS No. 156, we utilize the amortization method for all of our mortgage servicing right assets, thus, carrying our mortgage servicing rights at the “lower of cost or market” (fair value). Under the amortization method, we amortize mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as a result of new servicing assets is reported as net gain on sale of loans in the Consolidated Statements of Operations. Loan servicing fees, net of amortization of mortgage servicing rights, is recorded in fees and service charges in the Consolidated Statements of Operations.

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

        The balance of capitalized mortgage servicing rights, net of valuation allowances, at March 31, 2008 and December 31, 2007 was $15.5 million and $14.5 million, respectively. The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Serviced loan portfolio balance	$1,530,145	$1,459,498
Fair value	$7,023	$8,310
Prepayment speed	6.66% - 43.16%	6.62% - 26.07%
Weighted average prepayment speed	13.15%	10.37%
Fair value with 10% adverse change	$16,284	$17,860
Fair value with 20% adverse change	$15,595	$17,166
Discount rate	10.00% - 13.00%	9.50% - 13.00%
Weighted average discount rate	10.58%	10.63%
Fair value with 10% adverse change	$16,417	$17,866
Fair value with 20% adverse change	$15,842	$17,178

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Mortgage Servicing Right Activity. The following table summarizes mortgage servicing right activity including amortization expense:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Balance at beginning of period	$14,530	$12,467
Mortgage servicing rights capitalized	2,347	812
Amortization expense	(1,210)	(736)
Valuation adjustment	(206)	(23)

Balance at end of period	$15,461	$12,520

        Mortgage Servicing Right Valuation Allowance. The valuation allowance on mortgage servicing rights is summarized in the following table for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Balance at beginning of period	$--	$--
Changes in mortgage servicing valuation reserve	(206)	(23)

Balance at end of period	$(206)	$(23)

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Deposits

        Deposit Composition. Deposits at March 31, 2008 and December 31, 2007 are summarized in the following table:

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$153,225	--%	$164,275
Savings	2.06	206,325	3.55	188,613
Interest-bearing checking	0.83	343,378	1.12	328,267
Money market	1.68	359,975	2.81	350,276

Total transaction accounts	1.24	1,062,903	1.96	1,031,431

Total transaction accounts as a
percentage of total deposits		45.12%		42.44%

Time deposits:
0.00% to 0.99%		3		20
1.00% to 1.99%		98		101
2.00% to 2.99%		130,146		3,879
3.00% to 3.99%		162,879		129,910
4.00% to 4.99%		409,096		398,325
5.00% to 5.99%		590,614		866,878

Total time deposits	4.65	1,292,836	4.96	1,399,113

Total time deposits as a
percentage of total deposits		54.88%		57.56%

Total deposits	3.11%	$2,355,739	3.69%	$2,430,544

        Time Deposit Maturity. The scheduled maturities of time deposits at March 31, 2008 are presented in the following table:

(Dollars in thousands)	Amount	Percent
Amount Maturing During the 12 Months Ending:
March 31, 2009	$1,220,371	94.40%
March 31, 2010	49,430	3.82
March 31, 2011	9,602	0.74
March 31, 2012	8,162	0.63
March 31, 2013	5,126	0.40
Thereafter	145	0.01

Total time deposits	$1,292,836	100.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Time Deposits of $100,000 or More. The following table shows the maturities of our time deposits of $100,000 or more at March 31, 2008 by the time remaining to maturity. We did not have any brokered time deposits at March 31, 2008.

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
June 30, 2008	$127,571	5.15%
September 30, 2008	111,704	4.64
December 31, 2008	57,769	4.73
March 31, 2009	29,489	3.73
Thereafter	14,228	4.62

Total time deposits of $100,000 or more	$340,761	4.77%

Note 11 – FHLBank Topeka Advances and Other Borrowings

        At March 31, 2008 and December 31, 2007, we were indebted on notes as shown in the following table:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Permanent fixed-rate notes payable to
the FHLBank Topeka	$9,076	$9,195
Convertible fixed-rate notes payable to
the FHLBank Topeka	600,000	625,000
Retail repurchase agreements	27,989	24,165
Junior subordinated debentures	30,928	30,928

Total FHLBank Topeka advances and
other borrowings	$667,993	$689,288

Weighted average interest rate	4.41%	4.50%

        The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the FHLBank Topeka (“FHLBank”). The line of credit with the FHLBank expires in November 2008. We expect the line of credit agreement to be renewed in the ordinary course of business due to our current blanket collateral agreement with the FHLBank.

        Pursuant to our blanket collateral agreement with the FHLBank, such advances are secured by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans. Under our blanket collateral agreement with the FHLBank, our borrowing capacity at March 31, 2008 was $804.6 million. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Our retail repurchase agreements are primarily collateralized by U.S. Government and agency and municipal obligations (investment securities).

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Unrecognized Tax Benefits

        We adopted FIN 48 on January 1, 2007 and, as a result, recognized no material adjustment in our liability for unrecognized tax benefits. Unrecognized tax benefits, excluding interest and penalties, were $724,000 at March 31, 2008. Unrecognized tax benefits of $150,000 and interest and penalties of $87,000 would favorably affect our effective tax rate if recognized in future periods. Unrecognized tax benefits of $543,000 are related to our UNFC acquisition and would reduce other intangible assets if recognized in future periods. The following table summarizes our unrecognized tax benefits for the three months ended March 31, 2008:

(Dollars in thousands)	Unrecognized Tax Benefits
Unrecognized tax benefits at December 31, 2007	$4,336
Changes in unrecognized tax benefits for the three months ended:
March 31, 2008	(119)
Changes in unrecognized tax benefits related to deferred loan fees due to a change in a tax accounting method
approved by the Internal Revenue Service	(3,493)

Unrecognized tax benefits at March 31, 2008	$724

        Any interest and penalties related to uncertain tax positions are recorded in income tax expense in the Consolidated Statements of Operations. At March 31, 2008, we had approximately $87,000 of accrued interest payable related to uncertain tax positions recorded in our Consolidated Statements of Financial Condition.

        We anticipate that a reduction in unrecognized tax benefits of up to $566,000 is reasonably possible during the next 12 months. This potential reduction is primarily attributable to the expiration of the statute of limitations related to the 2004 tax period.

        The tax years of 2004 through 2007 remain open for examination by federal and state taxing authorities.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 13 – Fair Value Measurements

        Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, we will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (a) independent, (b) knowledgeable, (c) able to transact, and (d) willing to transact.

        SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

        In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may included amounts to reflect counterparty credit quality and creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

        A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of our financial assets and financial liabilities carried at fair value effective January 1, 2008.

        The following disclosures exclude certain nonfinancial assets and liabilities which are deferred under the provisions of FASB Staff Position 157-2. These include foreclosed real estate, long-lived assets, goodwill and core deposit premiums, which are all written down to fair value upon impairment. The FASB’s deferral is intended to allow additional time to consider the effect of various implementation issues relating to these non-financial instruments and defers disclosures under SFAS No. 157 until January 1, 2009.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Valuation methods for instruments measured at fair value on a recurring basis

        The following is a description of our valuation methodologies used for instruments measured at fair value on a recurring basis:

        Investment Securities, Available for Sale – This portfolio comprises the majority of the assets which we record at fair value. Securities classified as available for sale, which include U.S. Government securities and agency obligations, corporate securities and Asset Management Fund, are priced utilizing observable data from an active market. These measurements are classified as Level 1.

        Municipal obligations, mortgage-backed securities and agency equity securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

        Derivatives. Our derivative instruments are loan commitments and forward loan sales related to personal mortgage loan origination activity. The fair values of mortgage loan commitments and forward sales contracts are based on quoted prices for similar loans in the secondary market. However, these prices are adjusted by a factor which considers the likelihood that the commitment will ultimately result in a closed loan. Based on the unobservable nature of this adjustment, these measurements are classified as Level 3. The fair value of derivatives was $544,000 and $136,000 at March 31, 2008 and December 31, 2007, respectively. The $408,000 change in the fair value amount is included in the gain on the sale of loans in the accompanying Consolidated Statements of Operations.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities, available for sale:
Mortgage-backed securities	$--	$5,621	$--	$5,621
U.S. Government securities and
agency obligations	93,948	--	--	93,948
Corporate securities	4,719	--	--	4,719
Municipal obligations	--	13,572	--	13,572
Agency equity securities	--	440	--	440
Asset Management Fund - ARM Fund	5,752	--	--	5,752

Total investment securities, available for sale	104,419	19,633	--	124,052

SFAS No. 133 derivatives:
Loan commitments	--	--	951	951
Forward loan sales	--	--	(407)	(407)

Total SFAS No. 133 derivatives	--	--	544	544

Total assets measured at fair value	$104,419	$19,633	$544	$124,596

Valuation methods for instruments measured at fair value on a nonrecurring basis

        The following is a description of our valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis. Except as noted below for impaired loans, no fair value adjustments on these instruments were recognized in the current period.

        Collateral Dependent Impaired Loans. While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, we rely on external appraisals and assessment of property values by our internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. The carrying value of these impaired loans was $146.8 million at March 31, 2008. Charge-offs on impaired loans during the current quarter were $28.8 million, and the related allowance increased by $7.4 million.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio consists primarily of fixed rate single-family residential real estate loans and single-family residential construction loans.

        In determining the value of residential construction loans held for sale, we rely on external appraisals and assessment of property values by our internal staff. Because many of these inputs are not observable, the measurements are classified as Level 3. All of these residential construction loans classified as held for sale were reclassified from held to maturity as of March 31, 2008.

        Single-family residential real estate loans loan measurements are based on quoted market prices for similar loans in the secondary market. These measurements are classified as Level 2 as they utilize quoted market prices for similar assets in an active market.

        FHLBank Topeka Stock – At March 31, 2008, we held $66.6 million of FHLBank Topeka stock which represents our carrying value which is approximately equal to fair value. Fair value measurements for these securities are classified as Level 3 based on their undeliverable nature related to credit risk.

        Mortgage Servicing Rights. We initially measure our mortgage servicing rights at fair value, and amortize them over the period of estimated net servicing income. They are periodically assessed for impairment based on fair value at the reporting date. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates and other ancillary income, including late fees. The fair value measurements are classified as Level 3. A valuation allowance of $206,000 was recorded as a reduction of fees and services charges in the first quarter of 2008. The valuation allowance was zero at December 31, 2007.

        Effective January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 allows us to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with certain exceptions, thus we may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (b) is irrevocable (unless a new election date occurs) and (c) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on our consolidated financial statements.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 14 – Current Accounting Pronouncements

        For a discussion regarding accounting pronouncements, interpretations, exposure drafts and other formal accounting guidance and the impact of these on our financial condition and results of operations, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion identifies certain recently issued accounting guidance.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). The objective of this statement is to enhance disclosures to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Under SFAS No. 161, entities will be required to provide enhanced disclosures about how and why an entity utilizes derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not anticipate that the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The following is a discussion and analysis of the Company’s financial condition and results of operations including information on the Company’s critical accounting policies, asset/liability management, liquidity and capital resources and contractual obligations. Information contained in this Management’s Discussion and Analysis should be read in conjunction with the disclosure regarding Forward-Looking Statements and the risk factors described in Part 2, Item 1A of this Quarterly Report on Form 10-Q.

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

Recent Developments

        Termination of Acquisition Agreement. On May 17, 2007, the Company, CapitalSource Inc. and CapitalSource TRS Inc. entered into and announced an Agreement and Plan of Merger (“Merger Agreement”). On March 20, 2008, the Board of Directors of the Company terminated the Merger Agreement. Pursuant to the terms of the Merger Agreement, either party had the right to terminate the Merger Agreement if the proposed merger was not completed by February 17, 2008. No termination fee was payable by either company as a result of the termination of the Merger Agreement.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Assets

        General. Our total assets were $3.4 billion at March 31, 2008, a decrease of $161.2 million, or 4.6%, compared to $3.5 billion at December 31, 2007.

        Cash and Cash Equivalents. Our cash and cash equivalents totaled $223.4 million at March 31, 2008, a decrease of $18.0 million, or 7.5%, compared to $241.5 million at December 31, 2007. The decrease was primarily attributable to decreases in deposits and FHLBank advances which were partially offset by a decrease in net loans.

        Investment Securities. Our available for sale investment securities totaled $118.4 million at March 31, 2008, a decrease of $12.1 million, or 9.2%, compared to $130.5 million at December 31, 2007. During the three months ended March 31, 2008 proceeds from maturing investment securities totaled $110.1 million which were partially offset by security purchases of $97.3 million. The securities purchased during 2008 were primarily agency obligations that were purchased to collateralize deposits.

        Mortgage-Backed Securities. Our mortgage-backed securities, all of which are recorded as available for sale, totaled $5.6 million at March 31, 2008, a decrease of $1.1 million, or 16.0%, compared to $6.7 million at December 31, 2007. The decrease in our mortgage-backed securities was the result of $1.1 million of principal payments received during the three months ended March 31, 2008.

        Loans Receivable. Net loans totaled $2.9 billion at March 31, 2008, a decrease of $89.6 million, or 3.0%, compared to $3.0 billion at December 31, 2007. During the three months ended March 31, 2008, we originated $332.1 million of loans (exclusive of warehouse mortgage lines of credit) and purchased $127.0 million of loans. These increases were offset by $458.9 million of principal repayments and charge-offs and $135.8 million of loan sales. The following table details the composition of our loan portfolio at the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007	Increase (Decrease)	% Change
One-to-four family residential (1)	$316,680	$314,623	$2,057	0.65%
Second mortgage residential	90,218	95,477	(5,259)	(5.51)
Multi-family residential	151,452	106,678	44,774	41.97
Commercial real estate	335,294	370,910	(35,616)	(9.60)
Land and land development (1)	458,551	473,346	(14,795)	(3.13)
Residential construction (1)	444,209	513,560	(69,351)	(13.50)
Commercial construction	501,886	540,797	(38,911)	(7.20)
Agriculture - real estate	91,334	91,068	266	0.29
Business	253,217	252,712	505	0.20
Agriculture - operating	93,808	100,365	(6,557)	(6.53)
Warehouse mortgage lines of credit	86,404	86,081	323	0.38
Consumer	384,468	397,247	(12,779)	(3.22)

Total loans	3,207,521	3,342,864	(135,343)	(4.05)

Unamortized premiums, discounts
and deferred loan fees	9,584	9,451	133	1.41
Loans in process (2):
Land and land development	(76,619)	(84,765)	8,146	(9.61)
Residential construction	(114,652)	(139,514)	24,862	(17.82)
Commercial construction	(139,322)	(151,907)	12,585	(8.28)

Net loans	$2,886,512	$2,976,129	$(89,617)	(3.01)%

(1) Includes loans held for sale	$38,693	$9,348	$29,345	313.92%

(2) Loans in process represents the undisbursed portion of construction and land development loans.

        At March 31, 2008, the outstanding balance (net of loans in process) of our residential construction loans was $329.6 million, a decrease of $44.5 million, or 11.9%, compared to $374.0 million at December 31, 2007. The outstanding balance of our land and land development loans was $381.9 million at March 31, 2008, a decrease of $6.6 million, or 1.7%, compared to $388.6 million at December 31, 2007. The outstanding balance (net of loans in process) of our commercial construction loans was $362.6 million at March 31, 2008, a decrease of $26.3 million, or 6.8%, compared to $388.9 million at December 31, 2007.

        The decrease in net loans at March 31, 2008 was primarily attributable to a decrease in loan originations and purchases, loan payoffs and periodic payments on loans. We have also tightened our credit policies and reduced our exposure in selected business lines and geographic markets due to the continued deterioration in these real estate markets and the economy in general.

        Loan Portfolio Concentration by State. The following table details the concentration of our total loan portfolio by state at the dates indicated:

(Dollars in thousands)	At March 31, 2008%		At December 31, 2007%
Within our Primary Lending Market Area:
Nebraska	$1,344,190	41.91%	$1,367,659	40.91%
Nevada	239,903	7.48	247,260	7.40
Colorado	229,171	7.14	237,441	7.10
Florida	135,874	4.24	168,765	5.05
Arizona	166,229	5.18	161,339	4.83
Minnesota	150,521	4.69	157,985	4.73
Iowa	126,663	3.95	135,885	4.06
North Carolina	103,874	3.24	121,594	3.64
Kansas	68,337	2.13	69,180	2.07

Total within our primary lending market area	2,564,762	79.96	2,667,108	79.79

Outside our Primary Lending Market Area:
South Carolina	101,515	3.16	103,153	3.09
California	79,024	2.46	78,817	2.36
Texas	56,390	1.76	74,390	2.22
Illinois	73,806	2.30	70,891	2.12
Oregon	33,340	1.04	37,266	1.11
Washington	30,666	0.96	29,736	0.89
Other States	268,018	8.36	281,503	8.42

Total outside our primary lending market area	642,759	20.04	675,756	20.21

Total loans	$3,207,521	100.00	$3,342,864	100.00

        Delinquent and Nonperforming Loans by State. The following table details our delinquent and nonperforming loans by the state, on a net loan basis, as of March 31, 2008:

(Dollars in thousands)	Net Loan Balance at March 31, 2008	Loans 30 - 89 Days Delinquent	Nonperforming Loans	Total Delinquent and Nonperforming Loans
Nebraska	$1,284,039	$19,583	$14,383	$33,966
Nevada	214,153	14,892	68,014	82,906
Colorado	189,795	60	50	110
Minnesota	141,368	1,122	3,795	4,917
Arizona	132,072	571	6,141	6,712
Florida	94,527	336	20,534	20,870
Iowa	97,822	255	846	1,101
North Carolina	83,894	7,462	2,477	9,939
South Carolina	81,175	1,260	7,862	9,122
California	79,024	1,182	471	1,653
Kansas	65,664	86	27	113
Other States	422,979	2,295	2,531	4,826

Total net loans	$2,886,512	$49,104	$127,131	$176,235

        Allowance for Loan Losses. Our allowance for loan losses increased $12.0 million, or 18.0%, to $78.5 million at March 31, 2008 compared to $66.5 million at December 31, 2007. During the three months ended March 31, 2008, we recorded provisions for loan losses totaling $39.9 million and net charge-offs of $28.5 million. Our allowance for loan losses as a percentage of nonperforming loans was 61.75% at March 31, 2008 compared to 51.79% at December 31, 2007. Our ratio of the allowance for loan losses to net loans was 2.72% and 2.24% at March 31, 2008 and December 31, 2007, respectively. The following table details our nonperforming and impaired loans for the periods presented:

	Nonperforming Loans			Impaired Loans
(Dollars in thousands)	March 31, 2008	December 31, 2007	$ Change	March 31, 2008	December 31, 2007	$ Change
One-to-four family residential	$4,759	$7,029	$(2,270)	$1,763	$--	$1,763
Second mortgage residential	412	487	(75)	51	50	1
Multi-family residential	603	603	--	603	603	--
Commercial real estate	4,199	590	3,609	472	482	(10)
Land and land development	44,062	38,708	5,354	61,304	51,120	10,184
Residential construction	49,637	57,709	(8,072)	54,600	51,885	2,715
Commercial construction	19,184	19,184	--	22,813	19,184	3,629
Agriculture - real estate	313	159	154	--	--	--
Business	1,215	1,268	(53)	3,586	765	2,821
Agriculture - operating	147	134	13	24	24	--
Consumer	2,600	2,619	(19)	1,538	1,833	(295)

Total	$127,131	$128,490	$(1,359)	$146,754	$125,946	$20,808

        During 2007, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent) and impaired loans increased significantly. We have been further impacted by the erosion of property values and an overall increase in housing inventory (both developed lots and completed houses) in many of the areas of the country in which we do business and where the collateral for our loans reside. Additionally, significantly tightened credit standards in the marketplace generally have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans.

        Our allowance for loan losses related to impaired loans totaled $32.1 million at March 31, 2008 compared to $24.6 million at December 31, 2007. Actual losses are dependent upon future events and, as such, further changes to the level of allowance for loan losses may become necessary based on changes in economic conditions and other factors.

        FHLBank Topeka Stock. FHLBank Topeka (“FHLBank”) stock totaled $66.6 million at March 31, 2008, an increase of $762,000, or 1.2%, compared to $65.8 million at December 31, 2007. The increase was attributable to FHLBank dividends paid in stock received during the three months ended March 31, 2008.

        Premises and Equipment. Premises and equipment decreased $606,000, or 1.6%, to $37.4 million at March 31, 2008 compared to $38.0 million at December 31, 2007. The decrease was attributable to $1.0 million of depreciation and amortization expense which was partially offset by $415,000 in asset additions.

        Goodwill and Other Intangible Assets. At December 31, 2007 we had $42.1 million of goodwill that was recorded as a result of our 2004 acquisition of United Nebraska Financial Co. (“UNFC”). In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we test this goodwill for impairment annually during the third quarter of each year, or between annual assessment dates whenever events or significant changes in circumstances indicate that the carrying value may be impaired. We performed a goodwill impairment test as of March 31, 2008 due to adverse changes in the business climate. As a result of a decline in the market value of our common stock to levels below our book value, we determined that the entire amount of our goodwill was impaired, and we recorded a $42.1 million goodwill impairment charge to write-off our goodwill at March 31, 2008.

        Other Intangible Assets. Other intangible assets totaled $6.4 million at March 31, 2008, a decrease of $391,000, or 5.8%, compared to $6.7 million at December 31, 2007 and relates to the core deposit intangible assets recorded as a result of the UNFC acquisition and the Marine Bank transaction. The decrease was attributable to $391,000 in amortization during the three months ended March 31, 2008.

        Other Assets. Other assets increased $15.8 million, or 26.0%, to $76.8 million at March 31, 2008 compared to $61.0 million at December 31, 2007. Other assets consists primarily of prepaid expenses, miscellaneous receivables and other assets. The increase in other assets at March 31, 2008 was primarily attributable to federal and state tax receivables.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $3.1 billion at March 31, 2008, a decrease of $100.8 million, or 3.2%, compared to $3.2 billion at December 31, 2007. The decline in total liabilities was attributable to decreases in deposits and FHLBank advances.

        Deposits. Deposits declined $74.8 million, or 3.1%, to $2.4 billion at March 31, 2008 compared to December 31, 2007.

(Dollars in thousands)	March 31, 2008	December 31, 2007	Increase (Decrease)	% Change
Noninterest-bearing checking	$153,225	$164,275	$(11,050)	(6.7	3)%
Savings	206,325	188,613	17,712	9.39
Interest-bearing checking	343,378	328,267	15,111	4.60
Money market	359,975	350,276	9,699	2.77
Time deposits	1,292,836	1,399,113	(106,277)	(7.6	0)

Total retail deposits	2,355,739	2,430,544	(74,805)	(3.0	8)
Brokered time deposits	--	--	--	--

Total deposits	$2,355,739	$2,430,544	$(74,805)	(3.0	8)%

        Our transaction accounts (checking, savings and money market) totaled $1.1 billion at March 31, 2008, an increase of $31.5 million, or 3.1%, compared to $1.0 billion at December 31, 2007. The increase in our savings accounts was attributable to a new savings account which was introduced in September 2007. The number of transaction accounts increased by 2,034 accounts, or 1.5%, to 135,434 accounts compared to 133,400 accounts at December 31, 2007. The weighted average interest rate of our transaction accounts was 1.24% at March 31, 2008 compared to 1.96% at December 31, 2007. The decrease in time deposits was primarily the result of time deposits which matured during the three months ending March 31, 2008 but were not renewed with us. The weighted average interest rate of our time deposits was 4.65% at March 31, 2008 compared to 4.96% at December 31, 2007.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $668.0 million at March 31, 2008, a decrease of $21.3 million, or 3.1%, compared to $689.3 million at December 31, 2007. The decrease in FHLBank advances and other borrowings at March 31, 2008 was primarily attributable to the repayment of a $25.0 million FHLBank convertible advance as it was called by the FHLBank. We did not have an outstanding balance on our FHLBank line of credit at both March 31, 2008 and December 31, 2007. The weighted average interest rate on our FHLBank advances and other borrowings was 4.41% at March 31, 2008, a decrease of nine basis points compared to 4.50% at December 31, 2007.

        Accrued Expenses and Other Liabilities. Our accrued expenses and other liabilities totaled $29.5 million at March 31, 2008, a decrease of $6.4 million, or 17.8%, compared to $35.9 million at December 31, 2007. The primary items comprising accrued expenses and other liabilities are deferred compensation agreements, loan servicing payments and other miscellaneous accrued expenses.

        Stockholders’ Equity. At March 31, 2008, stockholders’ equity totaled $285.2 million, a decrease of $60.4 million, or 17.5%, compared to $345.6 million at December 31, 2007. The decrease in stockholders’ equity was primarily the result of a net loss of $60.9 million and cash dividends of $1.3 million paid to our stockholders during the three months ended March 31, 2008. The decrease was partially offset by $726,000 related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”), $624,000 related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”) and $513,000 related to amortization of stock options under the 2003 Stock Option Plan (“SOP”). We paid cash dividends of $0.08 per share on March 31, 2008 to stockholders of record on March 14, 2008.

        On March 20, 2008, we announced that our Board of Directors had authorized the repurchase of up to 1,797,592 shares of our outstanding common stock. There is no stated expiration date for this authorization. We did not repurchase any shares of our outstanding common stock during the three months ended March 31, 2008.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

        Net Income (Loss). Net loss for the three months ended March 31, 2008 was $60.9 million, or $3.60 per diluted and basic share, compared to net income of $9.4 million, or $0.55 per diluted share ($0.56 per basic share), for the three months ended March 31, 2007. The net loss for the three months ended March 31, 2008 included a non-cash, after-tax charge of $42.1 million, or $2.49 per share, for the write-off of our goodwill. Our results for the three months ended March 31, 2008 were also negatively impacted by provisions for loan losses totaling $39.9 million. Financial performance for the three months ended March 31, 2008 compared to the same period in 2007 was also negatively impacted by a decline in net interest income due to the tightening of interest rate margins and the nonaccrual of interest on nonperforming loans.

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

        Net interest income, average interest rate spread and net interest margin for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 were negatively affected by the increased balance of our nonperforming loans as we do not recognize interest income on nonperforming loans (loans 90 days or more past due). We had nonperforming loans totaling $127.1 million and $40.3 million at March 31, 2008 and 2007, respectively.

        Net interest income before provision for loan losses totaled $23.1 million for the three months ended March 31, 2008, a decrease of $8.1 million, or 26.0%, compared to $31.2 million for the three months ended March 31, 2007. The decrease in net interest income for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily attributable to an 86 basis point decrease in the average yield earned on loans receivable and a $122.3 million decline in the average balance of loans receivable.

        Our average interest rate spread for the three months ended March 31, 2008 and 2007 was 2.47% and 3.50%, respectively. The decrease in our average interest rate spread was attributable to the decrease in the average yield earned on loans receivable, an increased balance of nonperforming loans and the decrease in the average balance of loans receivable.

        The average yield on interest-earning assets was 6.32% for the three months ended March 31, 2008, a 106 basis point decrease compared to 7.38% for the three months ended March 31, 2007. The decrease in the average yield earned on interest-earning assets for the three months ended March 31, 2008 was primarily related to a decrease in the average yield earned on loans receivable. Our average yield earned on loans receivable for the three months ended March 31, 2008 and 2007 was 6.66% and 7.52%, respectively. Our average rate paid on interest bearing liabilities was 3.85% for the three months ended March 31, 2008, a decrease of three basis points compared to 3.88% for the three months ended March 31, 2007.

        Our net interest margin (net interest income (annualized) divided by average interest-earning assets) declined to 2.85% for the three months ended March 31, 2008 compared to 3.93% for the three months ended March 31, 2007. The decrease in our net interest margin was attributable to the factors described above.

        We anticipate that our average interest rate spread and net interest margin may stabilize and/or improve during 2008 due to the repricing or run-off of our time deposits as they mature. However, continued deterioration of the real estate market and the economy in general could lead to further increases in our level of nonperforming loans and decreased lending volume which would have a negative impact on our average interest rate spread and net interest margin.

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

	Three Months Ended March 31,
	2008			2007
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$187,694	$1,509	3.22%	$13,090	$171	5.23%
Investment securities (1)	192,941	2,100	4.35	173,340	2,306	5.32
Mortgage-backed securities (1)	6,284	69	4.39	11,578	123	4.25
Loans receivable (2)	2,857,916	47,563	6.66	2,980,236	56,065	7.52

Total interest-earning assets	3,244,835	51,241	6.32%	3,178,244	58,665	7.38%
Noninterest-earning assets	248,501			210,954

Total assets	$3,493,336			$3,389,198

Interest-bearing liabilities:
Interest-bearing checking accounts	$327,792	$809	0.99%	$344,974	$972	1.13%
Savings accounts	205,156	1,327	2.59	45,731	54	0.47
Money market accounts	355,416	1,946	2.19	401,736	3,027	3.01
Time deposits	1,373,363	16,637	4.85	1,147,523	13,843	4.83

Total interest-bearing deposits	2,261,727	20,719	3.66	1,939,964	17,896	3.69

FHLBank Topeka advances and
other borrowings	662,236	7,433	4.49	892,093	9,574	4.29

Total interest-bearing liabilities	2,923,963	28,152	3.85%	2,832,057	27,470	3.88%
Noninterest-bearing accounts	142,996			132,173
Other liabilities	79,973			67,300

Total liabilities	3,146,932			3,031,530
Stockholders’ equity	346,404			357,668

Total liabilities and stockholders’ equity	$3,493,336			$3,389,198

Net interest-earning assets	$320,872			$346,187
Net interest income; average
interest rate spread		$23,089	2.47%		$31,195	3.50%
Net interest margin (3)			2.85%			3.93%
Average interest-earning assets to average
interest-bearing liabilities			110.97%			112.22%

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

	Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
	Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Total Increase (Decrease)
Interest income:
Federal funds sold	$(91)	$1,429	$1,338
Investment securities	(449)	243	(206)
Mortgage-backed securities	4	(58)	(54)
Loans receivable (1)	(6,256)	(2,246)	(8,502)

Total interest income	(6,792)	(632)	(7,424)

Interest expense:
Interest-bearing
checking accounts	(116)	(47)	(163)
Savings accounts	718	555	1,273
Money market accounts	(759)	(322)	(1,081)
Time deposits	57	2,737	2,794

Total interest expense
on deposits	(100)	2,923	2,823
FHLBank Topeka advances and
other borrowings	427	(2,568)	(2,141)

Total interest expense	327	355	682

Net change in net interest income	$(7,119)	$(987)	$(8,106)

(1) Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.

        Interest Income. Our total interest income for the three months ended March 31, 2008 was $51.2 million, a decrease of $7.4 million, or 12.7%, compared to $58.7 million for the three months ended March 31, 2007. Interest income on loans receivable totaled $47.6 million for the three months ended March 31, 2008, a decrease of $8.5 million, or 15.2%, compared to $56.1 million for the three months ended March 31, 2007. The average balance of loans receivable decreased $122.3 million, or 4.1%, to $2.9 billion for the three months ended March 31, 2008 compared to $3.0 billion for the three months ended March 31, 2007. The average yield earned on loans receivable declined to 6.66% for the three months ended March 31, 2008 compared to 7.52% for the three months ended March 31, 2007.

        The decrease in interest income for the three months ended March 31, 2008 compared to the same period one year ago was primarily attributable to the 86 basis point decline in the average yield earned on loans receivable. Additionally, interest income on loans receivable was negatively affected by an increased balance of nonperforming loans as we do not recognize interest income on loans 90 days or more past due. At March 31, 2008 our nonperforming loans totaled $127.1 million, an increase of $86.8 million, or 215.6%, compared to $40.3 million at March 31, 2007.

        Interest Expense. Our total interest expense for the three months ended March 31, 2008 was $28.2 million, an increase of $682,000, or 2.5%, compared to $27.5 million for the three months ended March 31, 2007. Interest expense on deposits totaled $20.7 million for the three months ended March 31, 2008, an increase of $2.8 million, or 15.8%, compared to $17.9 million for the three months ended March 31, 2007. The average balance of our interest-bearing deposits increased $321.8 million, or 16.6%, to $2.3 billion for the three months ended March 31, 2008 compared to $1.9 billion for the three months ended March 31, 2007. The average rate paid on interest-bearing deposits was 3.66% and 3.69% for the three months ended March 31, 2008 and 2007, respectively. Interest expense on FHLBank advances and other borrowings declined $2.1 million, or 22.4%, to $7.4 million for the three months ended March 31, 2008 compared to $9.6 million for the three months ended March 31, 2007. The average balance of our FHLBank advances and other borrowings totaled $662.2 million for the three months ended March 31, 2008, a decrease of $229.9 million, or 25.8%, compared to $892.1 million for the three months ended March 31, 2007. The average rate paid on FHLBank advances and other borrowings was 4.49% and 4.29% for the three months ended March 31, 2008 and 2007, respectively. Additionally, the average balance of our interest-bearing liabilities totaled $2.9 billion for the three months ended March 31, 2008, an increase of $91.9 million, or 3.3%, compared to $2.8 billion for the three months ended March 31, 2007.

        The increase in interest expense was primarily attributable to an increase in the average balance of interest bearing deposits partially offset by a decrease in the average balance of FHLBank advances and other borrowings. Additionally, the increase was also attributable to customers migrating to other higher-yielding deposit products.

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

        We recorded a provision for loan losses of $39.9 million for the three months ended March 31, 2008 compared to $1.5 million for the three months ended March 31, 2007, an increase of $38.5 million. The increase in our provision for loan losses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily attributable to the increase in our nonperforming residential construction, land and land development and commercial construction loans. The increase in our provision for loan losses was also attributable to an increase in the level of loans which were deemed impaired at March 31, 2008. Our provision for loan losses during the three months ended March 31, 2008 was primarily related to Las Vegas, Nevada and TransLand-related loans. The following table details nonperforming and impaired loans for selected loan types for the periods presented:

	Nonperforming Loans			Impaired Loans
	At March 31,			At March 31,
(Dollars in thousands)	2008	2007	$ Change	2008	2007	$ Change
Residential construction	$49,637	$29,875	$19,762	$54,600	$2,667	$51,933
Land and land development	44,062	1,664	42,398	61,304	--	61,304
Commercial construction	19,184	--	19,184	22,813	--	22,813
All other loans	14,248	8,747	5,501	8,037	3,303	4,734

Total	$127,131	$40,286	$86,845	$146,754	$5,970	$140,784

        Our loan delinquency rate (30 or more days delinquent) at March 31, 2008 as a percentage of net loans (before allowance for loan losses) was 6.11% compared to 6.08% at December 31, 2007 and 2.59% at March 31, 2007. Our level of nonperforming loans and loan delinquencies may continue to increase for the foreseeable future.

        During the three months ended March 31, 2008 and 2007, we charged-off, net of recoveries, $28.5 million and $691,000, respectively. Charge-offs, net of recoveries, during the three months ended March 31, 2008 consisted primarily of $20.5 million of residential construction loans, $4.7 million of one-to-four family residential loans, $2.0 million of land and land development loans, $526,000 of consumer loans and $476,000 of business loans. Our charge-offs, net of recoveries, as a percentage of average loans outstanding were 3.98% and 0.09% for the three months ended March 31, 2008 and 2007, respectively. Our strategy of focusing on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity subjects us to an increased level of credit risk which has resulted in an increased amount of nonperforming loans, loan delinquencies and charge-offs. Loan charge-offs and provisions for loan losses may continue to negatively affect our financial performance in future periods.

        Noninterest Income. Noninterest income for the three months ended March 31, 2008 was $8.2 million, an increase of $1.2 million, or 17.6%, compared to $7.0 million for the three months ended March 31, 2007.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Deposit account fees and service charges	$3,784	$3,580	$204	5.70%
Debit card fees	945	761	184	24.18
Lending fees and service charges	383	730	(347)	(47.53)
Mortgage servicing rights valuation adjustements	(206)	(23)	(183)	(795.65)
Commissions and management fee income	1,569	1,214	355	29.24
Loss from real estate operations, net	(107)	(134)	27	20.15
Net gain (loss) on sales of:
Loans held for sale	1,254	628	626	99.68
Real estate owned	(18)	(5)	(13)	(260.00)
Other operating income	635	253	382	150.99

Total noninterest income	$8,239	$7,004	$1,235	17.63%

        Growth in noninterest income during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily attributable to increases in the gain on sale of loans held for sale, other operating income and commissions and management fee income. The increase in other operating income was primarily attributable to a $681,000 gain associated with VISA Inc.‘s initial public offering. The increase in commissions and management fee income was primarily attributable to fees collected by UFARM (a subsidiary that provides agricultural customers with professional farm and ranch management and real estate brokerage services) and TierOne Financial (a subsidiary that administers the sale of securities and insurance products). The increase in deposit account and debit card fees was largely due to an increase in the number of transaction accounts and in the volume of activity.

        Noninterest Expense. Our noninterest expense increased by $43.1 million, or 200.5%, to $64.6 million for the three months ended March 31, 2008 compared to $21.5 million for the three months ended March 31, 2007.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Employee compensation	$8,947	$8,637	$310	3.59%
Employee benefits	1,513	1,386	127	9.16
Payroll taxes	934	903	31	3.43
Management Recognition and Retention Plan	726	726	--	--
Employee Stock Ownership Plan	565	1,046	(481)	(45.98)
2003 Stock Option Plan	513	420	93	22.14
Goodwill impairment	42,101	--	42,101	N/A
Occupancy, net	2,376	2,413	(37)	(1.53)
Data processing	657	621	36	5.80
Advertising	1,113	1,002	111	11.08
Core deposit intangible asset amortization	390	424	(34)	(8.02)
Professional services	494	272	222	81.62
Other	4,267	3,649	618	16.91

Total noninterest expense	$64,596	$21,499	$43,097	200.46%

        The increase in noninterest expense during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily attributable to goodwill impairment. The increase in employee compensation, employee benefits and payroll taxes resulted from annual salary increases. At March 31, 2008 and 2007, we had 854 and 856 full-time equivalent employees, respectively. We had 862 full-time equivalent employees at December 31, 2007. The increase in other noninterest expense is primarily related to loan collection activities.

        Income Tax Expense. Our income tax expense decreased by $18.1 million, or 309.8%, for an income tax benefit of $12.3 million for the three months ended March 31, 2008 compared to income tax expense of $5.9 million for the three months ended March 31, 2007. The decrease in income tax expense for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to a decrease in net income resulting from an increase in our provision for loan losses. The effective income tax benefit rate for the three months ended March 31, 2008 was 16.8% compared to an effective income tax rate of 38.4% for the three months ended March 31, 2007. The decrease in the effective tax rate for the three months ended March 31, 2008 was primarily attributable to the nonrecurring goodwill impairment charge which is a nondeductible permanent tax item. Additionally, expenses initially considered nondeductible totaling $2.0 million related to the Merger Agreement became deductible for tax purposes as a result of the termination of the Merger Agreement.

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

        During the three months ended March 31, 2008, net cash used in operating activities was $5.8 million. Net cash provided by investing activities during the three months ended March 31, 2008 was $82.7 million and primarily related to cash inflows from matured investment securities and loan payoffs and periodic payments partially offset by the purchase of available for sale investment securities. Net cash used in financing activities was $94.9 million for the three months ended March 31, 2008 and consisted primarily of cash outflows from a decline in deposits, repayment of a FHLBank advance and cash dividends paid on our common stock.

        Deposits, particularly core deposits, provide a more preferable source of funding than FHLBank advances and other borrowings. However, to the extent that competitive or market factors do not allow us to meet our funding needs with deposits alone, FHLBank advances and other borrowings provide a readily available alternative source of liquidity. Due to a decreased volume of lending activity we had $223.4 million of cash and cash equivalents at March 31, 2008. The following table details time deposits maturing during the next 12 months:

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
June 30, 2008	$450,153	5.11%
September 30, 2008	458,056	4.54
December 31, 2008	217,042	4.56
March 31, 2009	95,120	3.50

Total time deposits maturing during the next 12 months	$1,220,371	4.67%

        Based upon historical experience, we anticipate that a significant portion of the maturing time deposits will be renewed with us.

        In addition to cash flows generated by loan and securities payments and prepayments, we have additional borrowing capacity to fund our asset growth. The average balance of our FHLBank advances and other borrowings was $662.2 million for the three months ended March 31, 2008 compared to $892.1 million for the three months ended March 31, 2007. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to blanket collateral agreements with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for our FHLBank advances.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We believe we have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2008, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at March 31, 2008	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
FHLBank Topeka advances
and other borrowings	$667,993	$33,146	$115,000	$25,000	$494,847
Recourse obligations on assets	19,506	19,506	--	--	--
Annual rental commitments under non-
cancellable operating leases	4,133	1,109	1,223	516	1,285

Total contractual obligations (1)	691,632	53,761	116,223	25,516	496,132

Lending commitments:
Commitments to originate loans	126,294	126,294	--	--	--
Commitments to sell loans	(105,556)	(105,556)	--	--	--
Commitments to purchase loans	70,502	70,502	--	--	--
Loans in process (2)	330,593	199,311	131,282	--	--
Standby letters of credit	2,410	2,410	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	181,596	181,596	--	--	--
Business loans	218,679	218,679	--	--	--
Consumer loans	134,179	134,179	--	--	--

Total lending commitments and
unused lines of credit	958,697	827,415	131,282	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$1,650,329	$881,176	$247,505	$25,516	$496,132

(1) Unrealized tax benefits of $724,000, associated with FIN 48, are not included in the above table as the timing and resolution of these unrealized benefits cannot be reasonably estimated at this time.
(2) Loans in process represents the undisbursed portion of construction and land development loans.

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At March 31, 2008, the maximum total dollar amount of such recourse was approximately $19.5 million. Based on historical experience, at March 31, 2008, we had established a liability of $742,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, special purpose entities.

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

        Quantitative measures that have been established by regulation to ensure capital adequacy require that we maintain minimum capital amounts and ratios (as set forth in the following table). Our primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that we maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. As of March 31, 2008, we exceed all capital requirements to which we are subject.

        At March 31, 2008 and December 31, 2007, the most recent notifications from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that we believe have changed the Bank’s category. The actual capital amounts and ratios at March 31, 2008 and December 31, 2007 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2008:
Total risk-based capital
(to risk-weighted assets)	$314,102	10.6%	$237,223	8.0%	$296,528	10.0%
Tier 1 capital (to adjusted
tangible assets)	276,524	8.2	134,716	4.0	168,396	5.0
Tangible capital (to
tangible assets)	276,524	8.2	50,518	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	276,524	9.3	118,611	4.0	177,917	6.0
At December 31, 2007:
Total risk-based capital
(to risk-weighted assets)	$333,683	10.8%	$247,538	8.0%	$309,423	10.0%
Tier 1 capital (to adjusted
tangible assets)	294,661	8.5	139,472	4.0	174,340	5.0
Tangible capital (to
tangible assets)	294,661	8.5	52,302	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	294,661	9.5	123,769	4.0	185,654	6.0

Selected Financial Data

(Dollars in thousands, except per share data)	At March 31, 2008	At December 31, 2007	At September 30, 2007	At March 31, 2007
SELECTED STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents	$223,437	$241,461	$182,555	$84,178
Investment securities	118,495	130,551	149,826	121,321
Net loans after allowance for loan losses	2,808,005	2,909,589	2,962,072	3,010,944
Goodwill	--	42,101	42,101	42,162
Total assets	3,376,583	3,537,766	3,542,677	3,441,261
Deposits	2,355,739	2,430,544	2,354,838	2,150,753
FHLBank Topeka advances and other borrowings	667,993	689,288	767,303	864,317
Stockholders’ equity	285,168	345,590	363,077	364,420

	For the Three Months Ended
	March 31, 2008	December 31, 2007	September 30, 2007	March 31, 2007
SELECTED STATEMENT OF OPERATIONS DATA:
Total interest income	$51,241	$55,910	$59,905	$58,665
Total interest expense	28,152	30,985	30,589	27,470

Net interest income	23,089	24,925	29,316	31,195
Provision for loan losses	39,940	38,917	17,483	1,468

Net interest income (loss) after provision
for loan losses	(16,851)	(13,992)	11,833	29,727

Total noninterest income	8,239	8,485	7,524	7,004
Total noninterest expense	64,596	23,083	27,662	21,499

Income (loss) before income taxes	(73,208)	(28,590)	(8,305)	15,232
Income tax expense (benefit)	(12,279)	(10,208)	(2,425)	5,854

Net income (loss)	$(60,929)	$(18,382)	$(5,880)	$9,378

Net income (loss) per common share, basic	$(3.60)	$(1.09)	$(0.35)	$0.56
Net income (loss) per common share, diluted	$(3.60)	$(1.09)	$(0.35)	$0.55
Dividends declared per common share	$0.08	$0.08	$0.08	$0.07

SELECTED OPERATING RATIOS:
Average yield on interest-earning assets	6.32%	6.83%	7.31%	7.38%
Average rate on interest-bearing liabilities	3.85%	4.20%	4.17%	3.88%
Average interest rate spread	2.47%	2.63%	3.14%	3.50%
Net interest margin	2.85%	3.04%	3.58%	3.93%
Average interest-earning assets to
average interest-bearing liabilities	110.97%	111.10%	111.78%	112.22%
Net interest income (loss) after provision for
loan losses to noninterest expense	-26.09%	-60.62%	42.78%	138.27%
Total noninterest expense to average assets	7.40%	2.62%	3.16%	2.54%
Efficiency ratio (1)	204.95%	67.92%	73.97%	55.17%
Return on average assets	-6.98%;	-2.09%	-0.67%	1.11%
Return on average equity	-70.36%	-20.09%	-6.33%	10.49%
Average equity to average assets	9.92%	10.39%	10.61%	10.55%
Return on tangible equity (2)	-81.08%	-22.56%	-7.23%	12.08%

SELECTED ASSET QUALITY RATIOS:
Nonperforming loans as a percentage of net loans	4.40%	4.32%	2.59%	1.32%
Nonperforming assets as a percentage of total assets	4.14%	3.81%	2.41%	1.36%
Allowance for loan losses as a percentage of net loans	2.72%	2.24%	1.95%	1.11%

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

        For a discussion of our asset and liability management policies as well as the methods used to manage our exposure to the risk of loss from adverse changes in market prices and interest rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change in our market risk position since our prior disclosures.

Item 4 — Controls and Procedures.

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them in a timely manner by others within those entities, particularly during the period in which this report was being prepared. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

        Except litigation relating to certain goodwill claims against the United States as described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our consolidated financial statements.

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

        On March 5, 2008, the Court of Appeals panel rendered a split decision. The majority found in favor of the U.S. thereby reversing the Federal Claims Court’s damage award and denying the cross-appeal. A separate dissenting opinion would have sustained the Federal Claim Court’s damage award for the Bank. The Bank filed a petition for panel rehearing on April 17, 2008 seeking a review of the Court of Appeals decision to reverse the Federal Claims Court’s damage award. The Court of Appeals has subsequently requested a response from the U.S. regarding the Bank’s rehearing petition. There can be no assurance as to the type or amount of damages, if any, that we may recover or the timing, if we are successful, for receipt by us of any damages from the U.S.

Item 1A – Risk Factors.

        In addition to other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be considered in evaluating our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or results of operations.

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

        At March 31, 2008, $1.7 billion, or 53.0%, of our total loans consisted of multi-family residential, commercial real estate, land and land development, commercial construction and business loans. These types of loans generally expose a lender to a greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of such loans is dependent upon the successful operation of the property and the income stream of the borrowers. Additionally, these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of the Bank’s commercial borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

        At March 31, 2008, $444.2 million, or 13.9%, of our total loans consisted of residential construction loans. Our portfolio of residential construction loans increased dramatically in 2004, 2005 and 2006 as a result of our emphasis on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Risk of loss on a residential construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value when completed compared to the projected cost (including interest) of construction and other assumptions, including the approximate time to sell the property. Our ability to continue to originate and/or purchase residential construction loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of collateral, resulting in delinquencies and/or losses. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values or an increase in interest rates.

Our concentration of loans in certain areas of Florida and the Las Vegas, Nevada area may expose us to increased credit risk that may cause us to record additional provisions for loan losses and/or may result in future loan charge-offs.

        At March 31, 2008, $135.9 million, or 4.2%, of our total loans were collateralized by properties in the state of Florida. Among our Florida loans, $17.3 million were considered nonperforming residential construction loans at March 31, 2008. Approximately $11.4 million of our total nonperforming residential construction loans in Florida were purchased from TransLand. During the three months ended March 31, 2008 we charged off $23.0 million of TransLand residential construction loans, due in large part to a permanent decline in the estimated fair value of residential real estate.

        At March 31, 2008, $239.9 million, or 7.5%, of our total loans were collateralized by properties in the state of Nevada, primarily in the Las Vegas, Nevada area. Our loans in the Las Vegas, Nevada area are primarily composed of land development, commercial construction and residential construction loans. At March 31, 2008, our nonperforming land development, commercial construction and residential construction loans in the Las Vegas, Nevada area totaled $38.5 million, $19.2 million and $10.3 million, respectively.

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

        We maintain an allowance for loan losses that represents management’s best estimate of probable losses within our existing loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Over the past several years, historical loan losses had been low and our loan loss ratios had performed better than industry averages. During 2007, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent), impaired loans and charge-offs increased significantly. These increases were primarily attributable to the continued deterioration in the real estate market and the economy in general. We have been further impacted by the erosion of property values and an overall increase in housing inventory (both developed lots and completed houses) in many of the areas of the country in which we do business and where the collateral for our loans reside. Additionally, significantly tightened credit standards have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans. Loan losses related to residential construction loans increased during the year ended December 31, 2007 and also during the three months ended March 31, 2008. If the recent trend is prolonged and losses continue to increase, our results of operations will continue to be negatively impacted.

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

Our stock price can be volatile.

        Our stock price can fluctuate in response to a variety of factors, including; actual or anticipated variations in quarterly operating results; changes in our stockholder dividend policy; recommendations of securities analysts; and news media reports relating to trends, concerns and other issues in the financial services industry. Other factors that may influence our stock price include products or services offered by our competitors; operating and stock price performance of other companies that investors or analysts deem comparable to us; and changes in governmental regulations.

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

        Effective internal and disclosure controls are necessary for us to provide reliable financial reports, to effectively prevent fraud and to operate successfully as a public company. If we were unable to provide accurate and reliable financial reports or prevent fraud, our reputation and results of operations would be adversely effected. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls as defined under standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) that require remediation. Under PCAOB standards, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting..

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

TIERONE CORPORATION
Date: May 12, 2008	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: May 12, 2008	By:/s/ Eugene B. Witkowicz
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