Form 10-Q
period 2008-06-30
TIERONE CORP
filed 2008-08-08
CIK 1170605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 7, 2008 there were 18,036,134 issued and outstanding shares of the Registrant’s common stock.

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

•	General economic conditions and trends, either nationally or in some or all of the areas in which we and our customers conduct our businesses;
•	Changes in interest rates or other competitive factors which could affect net interest margins, net interest income and noninterest income;
•	Changes in deposit flows, and in the demand for deposits, loans, investment products and other financial services in the markets we serve;
•	Changes in the quality or composition of our loan portfolio;
•	Changes in our underlying assumptions or any unanticipated issues that could impact management’s judgment regarding our allowance and provisions for loan losses;
•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolios;
•	Changes in the financial or operating performance of our customers’ businesses;
•	Unanticipated issues associated with increases in the levels of losses, customer bankruptcies, claims and assessments;
•	Our timely development of new lines of business and competitive products or services within our existing lines of business in a changing environment, and the acceptance of such products and services by our customers;
•	Any interruption or breach of security resulting in failures or disruption in customer account management, general ledger, deposit operations, lending or other systems;
•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;
•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;
•	Changes in accounting policies or procedures as may be required by various regulatory agencies;
•	Changes in consumer spending and savings habits;
•	Unanticipated issues relating to the recovery of insurance proceeds for claims arising out of our prior relationship with TransLand Financial Services, Inc.;
•	Unanticipated issues related to the closing of the loan production offices; and
•	Other factors discussed in documents we may file with the Securities and Exchange Commission from time to time.

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

Item 1 – Financial Statements

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
June 30, 2008 (Unaudited) and December 31, 2007

(Dollars in thousands, except per share data)	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$76,902	$79,561
Federal funds sold	5,000	161,900

Total cash and cash equivalents	81,902	241,461

Investment securities:
Held to maturity, at cost which approximates fair value	59	70
Available for sale, at fair value	176,376	130,481
Mortgage-backed securities, available for sale, at fair value	4,232	6,689
Loans receivable:
Net loans (includes loans held for sale of $14,429 and $9,348 at
June 30, 2008 and December 31, 2007, respectively)	2,806,360	2,976,129
Allowance for loan losses	(64,838)	(66,540)

Net loans after allowance for loan losses	2,741,522	2,909,589

FHLBank Topeka stock, at cost	67,202	65,837
Premises and equipment, net	36,755	38,028
Accrued interest receivable	17,809	21,248
Goodwill	--	42,101
Other intangible assets, net	5,964	6,744
Mortgage servicing rights (lower of cost or market), net	16,211	14,530
Other assets	86,252	60,988

Total assets	$3,234,284	$3,537,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,229,755	$2,430,544
FHLBank Topeka advances and other borrowings	665,798	689,288
Advance payments from borrowers for taxes, insurance and
other escrow funds	33,037	30,205
Accrued interest payable	4,683	6,269
Accrued expenses and other liabilities	29,267	35,870

Total liabilities	2,962,540	3,192,176

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,036,134 and 18,058,946 shares issued at
June 30, 2008 and December 31, 2007, respectively	226	226
Additional paid-in capital	367,348	366,042
Retained earnings, substantially restricted	18,933	94,630
Treasury stock, at cost; 4,538,941 and 4,516,129 shares at
June 30, 2008 and December 31, 2007, respectively	(105,201)	(105,008)
Unallocated common stock held by Employee Stock
Ownership Plan	(9,406)	(10,159)
Accumulated other comprehensive loss, net	(156)	(141)

Total stockholders’ equity	271,744	345,590

Total liabilities and stockholders’ equity	$3,234,284	$3,537,766

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest income:
Loans receivable	$43,757	$56,471	$91,320	$112,536
Investment securities	1,710	2,855	3,879	5,284
Other interest-earning assets	448	215	1,957	386

Total interest income	45,915	59,541	97,156	118,206

Interest expense:
Deposits	15,696	19,363	36,415	37,259
FHLBank Topeka advances and other borrowings	7,376	9,494	14,809	19,068

Total interest expense	23,072	28,857	51,224	56,327

Net interest income	22,843	30,684	45,932	61,879
Provision for loan losses	27,694	10,233	67,634	11,701

Net interest income (loss) after provision for loan losses	(4,851)	20,451	(21,702)	50,178

Noninterest income:
Fees and service charges	6,316	5,698	11,846	11,199
Debit card fees	1,044	860	1,989	1,621
Loss from real estate operations, net	(125)	(145)	(232)	(279)
Net gain (loss) on sales of:
Loss on impairment of securities	(594)	--	(594)	--
Loans held for sale	129	934	1,383	1,562
Real estate owned	(4)	(327)	(22)	(332)
Other operating income	251	304	886	557

Total noninterest income	7,017	7,324	15,256	14,328

Noninterest expense:
Salaries and employee benefits	11,434	13,178	24,632	26,296
Goodwill impairment	--	--	42,101	--
Occupancy, net	2,504	2,391	4,880	4,804
Data processing	610	576	1,267	1,197
Advertising	925	1,263	2,038	2,265
Other operating expense	6,586	5,405	11,737	9,750

Total noninterest expense	22,059	22,813	86,655	44,312

Income (loss) before income taxes	(19,893)	4,962	(93,101)	20,194
Income tax expense (benefit)	(7,194)	2,503	(19,473)	8,357

Net income (loss)	$(12,699)	$2,459	$(73,628)	$11,837

Net income (loss) per common share, basic	$(0.75)	$0.15	$(4.36)	$0.71

Net income (loss) per common share, diluted	$(0.75)	$0.14	$(4.36)	$0.69

Dividends declared per common share	$0.04	$0.08	$0.12	$0.15

Average common shares outstanding, basic (000’s)	16,864	16,681	16,882	16,640

Average common shares outstanding, diluted (000’s)	16,864	17,184	16,882	17,181

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held By the Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity
Balance at December 31, 2006	$226	$358,733	$112,111	$(105,406)	$(11,664)	$(717)	$353,283

Common stock earned by employees
in Employee Stock Ownership Plan	--	1,394	--	--	753	--	2,147
Amortization of awards under the
Management Recognition and
Retention Plan	--	1,452	--	--	--	--	1,452
Amortization of stock options under
2003 Stock Option Plan	--	841	--	--	--	--	841
Repurchase of common stock
(7,111 shares)	--	--	--	(175)	--	--	(175)
Treasury stock reissued under 2003
Stock Option Plan	--	(108)	--	463	--	--	355
Excess tax benefit realized from stock-
based compensation plans	--	418	--	--	--	--	418
Dividends paid ($0.15 per common share)	--	--	(2,518)	--	--	--	(2,518)
Cumulative effect of adoption of FASB
Interpretation No. 48 on January 1, 2007	--	--	157	--	--	--	157
Comprehensive income:
Net income	--	--	11,837	--	--	--	11,837
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	202	202

Total comprehensive income	--	--	11,837	--	--	202	12,039

Balance at June 30, 2007	$226	$362,730	$121,587	$(105,118)	$(10,911)	$(515)	$367,999

Balance at December 31, 2007	$226	$366,042	$94,630	$(105,008)	$(10,159)	$(141)	$345,590

Common stock earned by employees
in Employee Stock Ownership Plan	--	155	--	--	753	--	908
Amortization of awards under the
Management Recognition and
Retention Plan	--	954	--	--	--	--	954
Amortization of stock options under
2003 Stock Option Plan	--	661	--	--	--	--	661
Repurchase of common stock
(23,812 shares)	--	--	--	(216)	--	--	(216)
Treasury stock reissued under 2003
Stock Option Plan	--	(5)	--	23	--	--	18
Excess tax expense realized from stock-
based compensation plans	--	(459)	--	--	--	--	(459)
Dividends paid ($0.12 per common share)	--	--	(2,069)	--	--	--	(2,069)
Comprehensive loss:
Net loss	--	--	(73,628)	--	--	--	(73,628)
Change in unrealized loss on
available for sale securities, net of
tax	--	--	--	--	--	(15)	(15)

Total comprehensive loss	--	--	(73,628)	--	--	(15)	(73,643)

Balance at June 30, 2008	$226	$367,348	$18,933	$(105,201)	$(9,406)	$(156)	$271,744

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(73,628)	$11,837
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net discount accretion of investment and mortgage-backed securities	(1,342)	(340)
Premises and equipment depreciation and amortization	2,032	2,017
Amortization of other intangible assets	780	847
Accretion of discount on FHLBank Topeka advances	(128)	(127)
Employee Stock Ownership Plan compensation expense	908	2,147
2003 Management Recognition and Retention Plan compensation expense	954	1,452
2003 Stock Option Plan compensation expense	661	841
Net accretion of discounts on net loans	(391)	(2,063)
FHLBank Topeka stock dividend	(1,365)	(1,921)
Deferred income tax expense (benefit)	1,174	(3,932)
Goodwill impairment	42,101	--
Impairment of investment securities	594	--
Provision for loan losses	67,634	11,701
Provision for real estate owned losses	836	92
Mortgage servicing right valuation allowance	11	--
Proceeds from sales of loans held for sale	243,665	134,821
Originations and purchases of loans held for sale	(247,363)	(143,803)
Excess tax expense (benefit) from stock-based compensation plans	459	(418)
Net (gain) loss on sales of:
Loans held for sale	(1,383)	(1,562)
Real estate owned	22	332
Premises and equipment	4	2
Changes in certain assets and liabilities:
Accrued interest receivable	3,439	(44)
Other assets	(22,363)	(6,127)
Accrued interest payable	(1,586)	(390)
Accrued expenses and other liabilities	(3,569)	6,997

Net cash provided by operating activities	12,156	12,359

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(260,346)	(106,552)
Proceeds from sale of investment and mortgage-backed securities, available for sale	--	10
Proceeds from maturities of investment securities, available for sale	215,159	76,015
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	2,493	3,292
Decrease (increase) in loans receivable	93,509	(34,981)
Additions to premises and equipment	(763)	(1,362)
Proceeds from sale of real estate owned	2,278	2,592

Net cash provided by (used in) investing activities	52,330	(60,986)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued) (Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	$(200,789)	$189,859
Net advances (repayment) on FHLBank Topeka line of credit, short-term
advances and other borrowings	1,749	(47,119)
Proceeds from FHLBank Topeka long-term advances and other borrowings	--	50,000
Repayments of FHLBank Topeka long-term advances and other borrowings	(25,111)	(150,106)
Net increase in advances from borrowers for taxes, insurance and
other escrow funds	2,832	758
Repurchase of common stock	(216)	(175)
Dividends paid on common stock	(2,069)	(2,518)
Excess tax benefit realized from the exercise of stock options	--	45
Excess tax benefit (expense) realized from the vesting of Management Recognition and
Retention Plan shares	(459)	373
Proceeds from the exercise of stock options	18	355

Net cash provided by (used in) financing activities	(224,045)	41,472

Net decrease in cash and cash equivalents	(159,559)	(7,155)

Cash and cash equivalents at beginning of period	241,461	86,808

Cash and cash equivalents at end of period	$81,902	$79,653

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$52,810	$56,717
Income taxes, net of refunds	$--	$11,759

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$12,396	$3,120

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

        The accompanying interim consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire calendar year 2008.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Earnings Per Share

        Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Diluted earnings per share is computed after giving consideration to the weighted average dilutive effect of our 2003 Stock Option Plan shares and 2003 Management Recognition and Retention Plan shares. All stock options are assumed to be 100% vested for purposes of EPS computations. Due to our net loss for the three and six months ended June 30, 2008, no potentially dilutive shares were included in the loss per share calculation as including such shares would be anti-dilutive. The following table is a reconciliation of basic and diluted EPS:

	For the Three Months Ended June 30,
	2008		2007
(In thousands, except per share data)	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Net income (loss)	$(12,699)	$(12,699)	$2,459	$2,459

Total weighted average basic common shares outstanding	16,864	16,864	16,681	16,681
Effect of dilutive securities:
2003 Stock Option Plan		--		473
2003 Management Recognition and Retention Plan		--		30

Total weighted average basic and diluted
common shares outstanding	16,864	16,864	16,681	17,184

Net income (loss) per common share	$(0.75)	$(0.75)	$0.15	$0.14

	For the Six Months Ended June 30,
	2008		2007
(In thousands, except per share data)	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Net income (loss)	$(73,628)	$(73,628)	$11,837	$11,837

Total weighted average basic common shares outstanding	16,882	16,882	16,640	16,640
Effect of dilutive securities:
2003 Stock Option Plan		--		502
2003 Management Recognition and Retention Plan		--		39

Total weighted average basic and diluted
common shares outstanding	16,882	16,882	16,640	17,181

Net income (loss) per common share	$(4.36)	$(4.36)	$0.71	$0.69

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 — Investment and Mortgage-Backed Securities

        Investment Security Composition. The amortized cost, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008
	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held to maturity:
Municipal obligations	$59	$--	$--	$59

Available for sale:
Mortgage-backed securities	4,250	39	57	4,232
U.S. Government securities and agency obligations	154,466	23	50	154,439
Corporate securities	4,060	--	175	3,885
Municipal obligations	12,320	20	40	12,300
Agency equity securities	377	--	2	375
Asset Management Fund - ARM Fund	5,377	--	--	5,377

Total investment and mortgage-backed
securities, available for sale	$180,850	$82	$324	$180,608

	December 31, 2007
	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held to maturity:
Municipal obligations	$70	$--	$--	$70

Available for sale:
Mortgage-backed securities	6,755	32	98	6,689
U.S. Government securities and agency obligations	105,428	18	33	105,413
Corporate securities	4,935	--	15	4,920
Municipal obligations	13,931	18	35	13,914
Agency equity securities	536	--	114	422
Asset Management Fund - ARM Fund	5,812	--	--	5,812

Total investment and mortgage-backed
securities, available for sale	$137,397	$68	$295	$137,170

        We believe all unrealized losses as of June 30, 2008 to be market related, with no permanent sector or issuer credit concerns or impairments. We had eight securities with unrealized losses totaling $35,000 for 12 consecutive months or longer as of June 30, 2008. The unrealized losses are believed to be temporary. Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. At June 30, 2008, we have the ability and intent to hold these securities until maturity.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Loans Receivable

        Loan Portfolio Composition. Loans receivable at June 30, 2008 and December 31, 2007 are summarized in the following table:

	June 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$334,236	11.00%	$314,623	9.41%
Second mortgage residential	84,544	2.78	95,477	2.86
Multi-family residential	186,105	6.12	106,678	3.19
Commercial real estate	351,027	11.55	370,910	11.10
Land and land development	432,917	14.25	473,346	14.16
Residential construction	326,900	10.76	513,560	15.36
Commercial construction	427,276	14.06	540,797	16.18
Agriculture	98,050	3.23	91,068	2.72

Total real estate loans	2,241,055	73.75	2,506,459	74.98

Business	238,183	7.84	252,712	7.56

Agriculture - operating	101,400	3.33	100,365	3.00

Warehouse mortgage lines of credit	78,714	2.59	86,081	2.58

Consumer loans:
Home equity	62,802	2.07	72,517	2.17
Home equity lines of credit	121,753	4.01	120,465	3.60
Home improvement	40,746	1.34	46,045	1.38
Automobile	84,321	2.77	87,079	2.60
Other	69,949	2.30	71,141	2.13

Total consumer loans	379,571	12.49	397,247	11.88

Total loans	3,038,923	100.00%	3,342,864	100.00%

Unamortized premiums, discounts and
deferred loan fees	9,797		9,451
Loans in process (2)	(242,360)		(376,186)

Net loans	2,806,360		2,976,129
Allowance for loan losses	(64,838)		(66,540)

Net loans after allowance for loan losses	$2,741,522		$2,909,589

(1) Includes loans held for sale	$14,429		$9,348

(2) Loans in process represents the undisbursed portion of construction and land development loans.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Impaired Loans. Information about our impaired loans and the allowance for loan losses related solely to impaired loans is as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007

Impaired loans (1)	$148,029	$125,946
Allowance for loan losses related solely to impaired loans (2)	12,707	24,640

(1)	Impaired loans are performing and nonperforming loans which management believes it will not collect all principal and interest due under the original loan terms.

(2)	Allowance for loan losses related solely to impaired loans is included in the total allowance for loan losses of $64.8 million and $66.5 million at June 30, 2008 and December 31, 2007, respectively.

        The decrease in our allowance for loan losses was primarily attributable to charge-offs during the six months ended June 30, 2008. These charge-offs reduced the carrying value of impaired loans to their estimated fair value.

Note 6 – Goodwill and Other Intangible Assets

        Goodwill. We recorded goodwill as a result of our 2004 acquisition of United Nebraska Financial Co. (“UNFC”). In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we tested this goodwill for impairment annually during the third quarter of each year, or between annual assessment dates whenever events or significant changes in circumstances indicate that the carrying value may be impaired. We performed a goodwill impairment test as of March 31, 2008 due to adverse changes in the business climate. As a result of a decline in the market value of our common stock to levels below our book value, we determined that the entire amount of our goodwill was impaired, and we recorded a $42.1 million goodwill impairment charge to write-off our goodwill at March 31, 2008. The changes in the carrying amount of goodwill for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$--	$42,162	$42,101	$42,228
Adjustment due to adoption of FASB Interpretation No. 48	--	--	--	(66)
Goodwill impairment	--	--	(42,101)	--

Balance at end of period	$--	$42,162	$--	$42,162

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Other Intangible Assets. Our only identifiable other intangible asset is the value of core deposits acquired as part of the UNFC and Marine Bank transactions. The core deposit intangible assets have been estimated to have nine- to ten-year lives. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in other operating expense.

        Other Intangible Asset Activity. The changes in the carrying amount of acquired intangible assets for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$6,353	$7,967	$6,744	$8,391
Amortization expense	(389)	(423)	(780)	(847)

Balance at end of period	$5,964	$7,544	$5,964	$7,544

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 — Mortgage Servicing Rights

        On January 1, 2007, we adopted SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”). In accordance with SFAS No. 156, we utilize the amortization method for all of our mortgage servicing right assets, thus, carrying our mortgage servicing rights at the “lower of cost or market” (fair value). Under the amortization method, we amortize mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as a result of new servicing assets is reported as net gain on sale of loans in the Consolidated Statements of Operations. Loan servicing fees, net of amortization of mortgage servicing rights, are recorded in fees and service charges in the Consolidated Statements of Operations.

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

        The balance of capitalized mortgage servicing rights, net of valuation allowances, at June 30, 2008 and December 31, 2007 was $16.2 million and $14.5 million, respectively. The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Serviced loan portfolio balance	$1,576,710	$1,459,498
Fair value	$18,248	$18,310
Prepayment speed	6.70% - 49.47%	6.62% - 26.07%
Weighted average prepayment speed	11.09%	10.37%
Fair value with 10% adverse change	$17,591	$17,860
Fair value with 20% adverse change	$16,912	$17,166
Discount rate	10.50% - 14.50%	9.50% - 13.00%
Weighted average discount rate	11.79%	10.63%
Fair value with 10% adverse change	$16,868	$17,866
Fair value with 20% adverse change	$16,269	$17,178

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Mortgage Servicing Rights Activity. The following table summarizes mortgage servicing rights activity including amortization expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$15,461	$12,520	$14,530	$12,467
Mortgage servicing rights capitalized	1,666	1,186	4,014	1,998
Amortization expense	(1,111)	(799)	(2,322)	(1,535)
Valuation adjustment	195	23	(11)	--

Balance at end of period	$16,211	$12,930	$16,211	$12,930

        Mortgage Servicing Rights Valuation Allowance. The valuation allowance on mortgage servicing rights is summarized in the following table for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$(206)	$(23)	$--	$--
Changes in mortgage servicing valuation reserve	195	23	(11)	--

Balance at end of period	$(11)	$--	$(11)	$--

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Deposits

        Deposit Composition. Deposits at June 30, 2008 and December 31, 2007 are summarized in the following table:

	June 30, 2008		December 31, 2007
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$157,244	--%	$164,275
Savings	2.03	213,833	3.55	188,613
Interest-bearing checking	0.73	336,817	1.12	328,267
Money market	1.34	315,987	2.81	350,276

Total transaction accounts	1.08	1,023,881	1.96	1,031,431

Total transaction accounts as a
percentage of total deposits		45.92%		42.44%

Time deposits:
0.00% to 0.99%		48		20
1.00% to 1.99%		394		101
2.00% to 2.99%		341,377		3,879
3.00% to 3.99%		252,383		129,910
4.00% to 4.99%		382,056		398,325
5.00% to 5.99%		229,616		866,878

Total time deposits	3.98	1,205,874	4.96	1,399,113

Total time deposits as a
percentage of total deposits		54.08%		57.56%

Total deposits	2.65%	$2,229,755	3.69%	$2,430,544

        Time Deposit Maturity. The scheduled maturities of time deposits at June 30, 2008 are presented in the following table:

(Dollars in thousands)	Amount	Percent
Amount Maturing During the 12 Months Ending:
June 30, 2009	$1,075,630	89.20%
June 30, 2010	106,649	8.84
June 30, 2011	9,395	0.78
June 30, 2012	7,432	0.62
June 30, 2013	6,647	0.55
Thereafter	121	0.01

Total time deposits	$1,205,874	100.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Time Deposits of $100,000 or More. The following table shows the maturities of our time deposits of $100,000 or more at June 30, 2008 by the time remaining to maturity. We did not have any brokered time deposits at June 30, 2008.

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
September 30, 2008	$114,044	4.59%
December 31, 2008	69,903	4.35
March 31, 2009	63,954	3.23
June 30, 2009	22,843	3.68
Thereafter	29,472	3.83

Total time deposits of $100,000 or more	$300,216	4.10%

Note 9 – FHLBank Topeka Advances and Other Borrowings

        At June 30, 2008 and December 31, 2007, we were indebted on notes as shown in the following table:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Permanent fixed-rate notes payable to
the FHLBank Topeka	$8,956	$9,195
Convertible fixed-rate notes payable to
the FHLBank Topeka	600,000	625,000
Retail repurchase agreements	25,914	24,165
Junior subordinated debentures	30,928	30,928

Total FHLBank Topeka advances and
other borrowings	$665,798	$689,288

Weighted average interest rate	4.40%	4.50%

        The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the FHLBank Topeka (“FHLBank”). We did not have an outstanding balance on our FHLBank line of credit at both June 30, 2008 and December 31, 2007. The line of credit with the FHLBank expires in November 2008. We expect the line of credit agreement to be renewed in the ordinary course of business due to our current blanket collateral agreement with the FHLBank.

        Pursuant to our blanket collateral agreement with the FHLBank, such advances are secured by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans. Under our blanket collateral agreement with the FHLBank, our borrowing capacity at June 30, 2008 was $756.0 million. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Our retail repurchase agreements are primarily collateralized by governmental agency and municipal obligations (investment securities).

Note 10 – Stock-Based Benefit Plans

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

        Stock-Based Employee Compensation Expense. Amounts recognized in the financial statements with respect to our Employee Stock Ownership Plan (“ESOP”) and stock-based employee compensation plans are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Stock-based employee compensation expense:
Employee Stock Ownership Plan	$283	$1,009	$848	$2,055
Management Recognition and Retention Plan	228	726	954	1,452
2003 Stock Option Plan	148	420	661	841

Amount of stock-based compensation expense,
before income tax benefit	$659	$2,155	$2,463	$4,348

Amount of related income tax benefit recognized	$220	$509	$757	$1,013

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

        We account for our ESOP in accordance with Financial Accounting Standards Board (“FASB”) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, expense is recognized based on the market value (average stock price) of shares scheduled to be released from the ESOP trust. The excess fair value of ESOP shares over cost is recorded as compensation expense but is not deductible for tax purposes. As shares are committed to be released from collateral, we report compensation expense equal to the average market price of the shares and the shares become outstanding for EPS computations. Our contributions and dividends on allocated and unallocated ESOP shares are used to pay down the loan. Accordingly, we have recorded the obligation with an offsetting amount of unearned compensation in stockholders’ equity in the accompanying Consolidated Statements of Financial Condition.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(Dollars in thousands, except for share data)	2008	2007	2008	2007
Employee Stock Ownership Plan compensation expense	$283	$1,009	$848	$2,055
Employee Stock Ownership Plan shares allocated to employees	790,128	639,627	790,128	639,627
Employee Stock Ownership Plan shares unallocated	1,015,878	1,166,379	1,015,878	1,166,379
Fair value of Employee Stock Ownership Plan unallocated shares	$4,663	$35,108	$4,663	$35,108

        Management Recognition and Retention Plan. We established the 2003 Management Recognition and Retention Plan (“MRRP”) which is a stock-based incentive plan. The shares awarded by the MRRP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market value of our stock as of the date the awards were made. Stockholders approved 903,003 shares to be granted under the MRRP and 95,283 shares are still available for future grants as of June 30, 2008. The following table summarizes shares of our common stock that were subject to award and have been granted pursuant to the MRRP as of June 30, 2008 and 2007:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2008	2007	2008	2007
Nonvested shares outstanding at beginning of period	168,720	328,940	168,720	328,940
Shares granted	5,370	--	5,370	--
Shares vested	(152,720)	(152,720)	(152,720)	(152,720)
Shares forfeited	--	--	--	--

Nonvested shares outstanding at end of period	21,370	176,220	21,370	176,220

        Compensation expense related to the MRRP totaled $228,000 and $726,000 for the three month periods ended June 30, 2008 and 2007, respectively. Compensation expense related to the MRRP totaled $954,000 and $1.5 million for the six month periods ended June 30, 2008 and 2007, respectively. The weighted average grant date fair value of outstanding shares awarded by the MRRP was $20.37 and $18.64 at June 30, 2008 and 2007, respectively. As of June 30, 2008, we had $317,000 of total unrecognized employee compensation expense related to unvested MRRP shares which are expected to be recognized over a weighted average period of 26 months. We realized excess tax benefits related to MRRP shares of $10,000 and $5,000 during the three months ended June 30, 2008 and 2007, respectively. We realized excess tax benefits related to MRRP shares of $10,000 and $13,000 during the six months ended June 30, 2008 and 2007, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Stock Option Plan. We established the 2003 Stock Option Plan (“SOP”) under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the fair value of our stock options as of the date the awards were made. The exercise price of the options is equal to the market price of the common stock on the grant date. Stockholders approved 2,257,508 stock options to be granted under the SOP and 359,758 of these stock options remain available for future grants as of June 30, 2008.

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

        Stock Option Activity. The following table details stock options granted, exercised and forfeited during the three months ended June 30, 2008:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at March 31, 2008	1,790,726	$17.92
Stock options granted	--	--
Stock options exercised	--	--
Stock options forfeited	--	--

Stock options outstanding at June 30, 2008	1,790,726	$17.92	4.8	$--

Stock options exercisable at June 30, 2008	1,776,726	$17.88	4.8	$--

        The following table details stock options granted, exercised and forfeited during the three months ended June 30, 2007:

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at March 31, 2007	1,802,226	$17.92
Stock options granted	--	--
Stock options exercised	(3,500)	17.83
Stock options forfeited	(500)	17.83

Stock options outstanding at June 30, 2007	1,798,226	$17.92	5.8	$21,900

Stock options exercisable at June 30, 2007	1,410,676	$17.88	5.8	$17,200

        The following table details stock options granted, exercised and forfeited during the six months ended June 30, 2008:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2007	1,792,226	$17.92
Stock options granted	--	--
Stock options exercised	(1,000)	17.83
Stock options forfeited	(500)	17.83

Stock options outstanding at June 30, 2008	1,790,726	$17.92	4.8	$--

Stock options exercisable at June 30, 2008	1,776,726	$17.88	4.8	$--

        The following table details stock options granted, exercised and forfeited during the six months ended June 30, 2007:

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

        The following table details the intrinsic value, cash received and tax benefit realized from the exercise of stock options during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Intrinsic value (market value on the
exercise date less the strike price)	$-	$27	$5	$228
Cash received from the exercise of
stock options	--	62	18	355
Tax benefit realized from the
exercise of stock options	--	4	--	50

        At June 30, 2008, there was $75,000 of total unrecognized compensation expense related to unvested stock options that will be expensed over a weighted average period of 16 months.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – Unrecognized Tax Benefits

        We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, on January 1, 2007 and, as a result, recognized no material adjustment in our liability for unrecognized tax benefits. Unrecognized tax benefits, excluding interest and penalties, were $737,000 at June 30, 2008. Unrecognized tax benefits of $163,000 and interest and penalties of $87,000 would favorably affect our effective tax rate if recognized in future periods. Unrecognized tax benefits of $543,000 are related to our UNFC acquisition and would reduce other intangible assets if recognized in future periods. The following table summarizes our unrecognized tax benefits for the six months ended June 30, 2008:

(Dollars in thousands)	Unrecognized Tax Benefits
Unrecognized tax benefits at December 31, 2007	$4,336
Changes in unrecognized tax benefits for the six months ended:
June 30, 2008	(106)
Changes in unrecognized tax benefits related to deferred loan fees due to a change
in a tax accounting method approved by the Internal Revenue Service	(3,493)

Unrecognized tax benefits at June 30, 2008	$737

        Any interest and penalties related to uncertain tax positions are recorded in income tax expense in the Consolidated Statements of Operations. At June 30, 2008, we had approximately $87,000 of accrued interest payable related to uncertain tax positions recorded in our Consolidated Statements of Financial Condition.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Fair Value Measurements

        Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, we delayed application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.

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

        In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts that reflect counterparty credit quality and creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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
Notes to Consolidated Financial Statements
(Unaudited)

Valuation methods for instruments measured at fair value on a recurring basis

        The following is a description of our valuation methodologies used for instruments measured at fair value on a recurring basis:

        Investment Securities, Available for Sale – This portfolio comprises the majority of the assets which we record at fair value. Securities classified as available for sale which include U.S. Government securities and agency obligations, corporate securities and Asset Management Fund, are priced utilizing observable data from an active market. These measurements are classified as Level 1.

        Municipal obligations, mortgage-backed securities and agency equity securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

        Derivatives. Our derivative instruments are loan commitments and forward loan sales related to personal mortgage loan origination activity. The fair values of mortgage loan commitments and forward sales contracts are based on quoted prices for similar loans in the secondary market. However, these prices are adjusted by a factor which considers the likelihood that the commitment will ultimately result in a closed loan. Based on the unobservable nature of this adjustment, these measurements are classified as Level 3. The fair value of derivatives was $388,000 and $136,000 at June 30, 2008 and December 31, 2007, respectively. The $252,000 change in the fair value amount is included in the gain on the sale of loans in the accompanying Consolidated Statements of Operations.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities, available for sale:
Mortgage-backed securities	$--	$4,232	$--	$4,232
U.S. Government securities and
agency obligations	154,439	--	--	154,439
Corporate securities	3,885	--	--	3,885
Municipal obligations	--	12,300	--	12,300
Agency equity securities	--	375	--	375
Asset Management Fund - ARM Fund	5,377	--	--	5,377

Total investment securities, available for sale	163,701	16,907	--	180,608

SFAS No. 133 derivatives:
Loan commitments	--	--	193	193
Forward loan sales	--	--	195	195

Total SFAS No. 133 derivatives	--	--	388	388

Total assets measured at fair value	$163,701	$16,907	$388	$180,996

Valuation methods for instruments measured at fair value on a nonrecurring basis

        The following is a description of our valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis. Except as noted below for impaired loans, no fair value adjustments on these instruments were recognized in the current period.

        Collateral Dependent Impaired Loans. While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, we rely on external appraisals and assessment of property values by our internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. The carrying value of these impaired loans was $148.0 million at June 30, 2008. Charge-offs on impaired loans during the three and six months ended June 30, 2008 were $42.1 million and $70.9 million, respectively. The related allowance decreased by $19.4 million and $11.9 million for the three and six months ended June 30, 2008, respectively. The allowance for loan losses related to impaired loans was $12.7 million at June 30, 2008 compared to $24.6 million at December 31, 2007.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio consists primarily of fixed rate single-family residential real estate loans.

        Single-family residential real estate loans loan measurements are based on quoted market prices for similar loans in the secondary market. These measurements are classified as Level 2 as they utilize quoted market prices for similar assets in an active market.

        FHLBank Topeka Stock – At June 30, 2008, we held $67.2 million of FHLBank Topeka stock which represents our carrying value which is approximately equal to fair value. Fair value measurements for these securities are classified as Level 3 based on their undeliverable nature related to credit risk.

        Mortgage Servicing Rights. We initially measure our mortgage servicing rights at fair value, and amortize them over the period of estimated net servicing income. They are periodically assessed for impairment based on fair value at the reporting date. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates and other ancillary income, including late fees. The fair value measurements are classified as Level 3. A valuation allowance of $11,000 was recorded as a reduction of fees and services charges during the six months ended June 30, 2008. The valuation allowance was zero at December 31, 2007.

        Effective January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 allows us to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with certain exceptions, thus we may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (b) is irrevocable (unless a new election date occurs) and (c) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS No. 159 on January 1, 2008 did not have any impact on our consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The following is a discussion and analysis of the Company’s financial condition and results of operations including information on the Company’s critical accounting policies, asset/liability management, liquidity and capital resources and contractual obligations. Information contained in this Management’s Discussion and Analysis should be read in conjunction with the disclosure regarding Forward-Looking Statements and the risk factors described in Part 2, Item 1A. of this Quarterly Report on Form 10-Q.

General

        TierOne Bank (“Bank”), a subsidiary of TierOne Corporation (“Company”), is a $3.2 billion federally chartered stock savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through a network of 69 banking offices located in Nebraska, Iowa and Kansas. Product offerings include residential, commercial and agricultural real estate loans; consumer, construction, business and agricultural operating loans; warehouse mortgage lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and internet banking.

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

Recent Developments

        Termination of Acquisition Agreement. On May 17, 2007, we entered into and announced an Agreement and Plan of Merger (“Merger Agreement”) with CapitalSource Inc. and CapitalSource TRS Inc. On March 20, 2008, our Board of Directors terminated the Merger Agreement. Pursuant to the terms of the Merger Agreement, either party had the right to terminate the Merger Agreement if the proposed merger was not completed by February 17, 2008. No termination fee was payable by either company as a result of the termination of the Merger Agreement.

        TransLand Financial Services Loan Sale. On June 25, 2008, we announced the sale of over 300 delinquent residential construction loans previously originated by TransLand Financial Services, Inc. (“TransLand”), a Florida-based mortgage brokerage firm. This sale comprised $12.7 million, net of charge-offs, of our total nonperforming residential construction loans.

        Loan Production Office Closings. On June 30, 2008, we announced the closing of all of our loan production offices in an effort to focus our lending activity in our primary market area of Nebraska, Iowa and Kansas. The lending offices being closed are located in Phoenix, Arizona; Colorado Springs, Denver and Fort Collins, Colorado; Orlando, Florida; Minneapolis, Minnesota; Las Vegas, Nevada and Charlotte and Raleigh, North Carolina. We will continue to service loans made to existing customers. The three Colorado offices were closed in July 2008. The Las Vegas, Phoenix and Raleigh offices will close during the third quarter of 2008. At the current time, customer transition and collection support functions for existing customers will continue in Charlotte, Minneapolis and Orlando.

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

        Income Recognition. We recognize interest income by methods that conform to U.S. generally accepted accounting principles (“GAAP”). In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after a loan is contractually delinquent 90 days or more, we discontinue the accrual of interest and charge-off all previously accrued interest. Interest received on nonperforming loans is included in income only if principal recovery is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current and the collectibility of the total contractual principal and interest is no longer in doubt.

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

        Goodwill and Other Intangible Assets. We recorded goodwill as a result of our 2004 acquisition of United Nebraska Financial Co. (“UNFC”). We tested this goodwill for impairment annually during the third quarter of each year, or between annual assessment dates whenever events or significant changes in circumstances indicate that the carrying value may be impaired. We performed a goodwill impairment test as of March 31, 2008 due to adverse changes in the business climate. As a result of a decline in the market value of our common stock to levels below our book value, we determined that the entire amount of our goodwill was impaired, and we recorded a $42.1 million goodwill impairment charge to write-off our goodwill at March 31, 2008.

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

        We review our core deposit intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to the identifiable intangible assets. No events or circumstances triggered an impairment analysis of our core deposit intangible assets during the six months ended June 30, 2008.

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

        Under current federal income tax rules we have the ability to carry back net operating losses two years and recover federal income taxes paid. Therefore, we expect to generate cash refunds for the federal net operating loss we will incur for 2008 and, if necessary, will continue to have the ability to carry back such net operating loss in 2009. We utilize this ability to carry back our federal net operating losses as well as our estimates of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future pre-tax income should prove nonexistent or less than the amount of temporary differences giving rise to the net deferred tax assets within the tax years to which they may be applied, the assets will not be realized and our financial results will be adversely affected.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Assets

        General. Our total assets were $3.2 billion at June 30, 2008, a decrease of $303.5 million, or 8.6%, compared to $3.5 billion at December 31, 2007.

        Cash and Cash Equivalents. Our cash and cash equivalents totaled $81.9 million at June 30, 2008, a decrease of $159.6 million, or 66.1%, compared to $241.5 million at December 31, 2007. The decrease was primarily attributable to decreases in deposits and FHLBank advances and an increase in investment securities which was partially offset by a decrease in net loans.

        Investment Securities. Our available for sale investment securities totaled $176.4 million at June 30 , 2008, an increase of $45.9 million, or 35.2%, compared to $130.5 million at December 31, 2007. During the six months ended June 30, 2008, security purchases totaled $260.3 million which were substantially offset by maturing investment securities totaling $215.2 million. The securities purchased during 2008 were primarily agency obligations that were purchased to collateralize deposits. Losses due to other-than-temporary impairment were $594,000 on investment securities for the three and six months ended June 30, 2008.

        Mortgage-Backed Securities. Our mortgage-backed securities, all of which are recorded as available for sale, totaled $4.2 million at June 30, 2008, a decrease of $2.5 million, or 36.7%, compared to $6.7 million at December 31, 2007. The decrease in our mortgage-backed securities was the result of $2.5 million of principal payments received during the six months ended June 30, 2008.

        Loans Receivable. Net loans totaled $2.8 billion at June 30, 2008, a decrease of $169.8 million, or 5.7%, compared to $3.0 billion at December 31, 2007. During the six months ended June 30, 2008, we originated $650.2 million of loans (exclusive of warehouse mortgage lines of credit) and purchased $250.4 million of loans. These increases were offset by $912.4 million of principal repayments and charge-offs and $284.9 million of loan sales. The following table details the composition of our loan portfolio at the dates indicated:

(Dollars in thousands)	June 30, 2008	December 31, 2007	Increase (Decrease)	% Change
One-to-four family residential (1)	$334,236	$314,623	$19,613	6.23%
Second mortgage residential	84,544	95,477	(10,933)	(11.45)
Multi-family residential	186,105	106,678	79,427	74.45
Commercial real estate	351,027	370,910	(19,883)	(5.36)
Land and land development	432,917	473,346	(40,429)	(8.54)
Residential construction	326,900	513,560	(186,660)	(36.35)
Commercial construction	427,276	540,797	(113,521)	(20.99)
Agriculture - real estate	98,050	91,068	6,982	7.67
Business	238,183	252,712	(14,529)	(5.75)
Agriculture - operating	101,400	100,365	1,035	1.03
Warehouse mortgage lines of credit	78,714	86,081	(7,367)	(8.56)
Consumer	379,571	397,247	(17,676)	(4.45)

Total loans	3,038,923	3,342,864	(303,941)	(9.09)

Unamortized premiums, discounts
and deferred loan fees	9,797	9,451	346	3.66
Loans in process (2):
Land and land development	(69,974)	(84,765)	14,791	(17.45)
Residential construction	(59,821)	(139,514)	79,693	(57.12)
Commercial construction	(112,565)	(151,907)	39,342	(25.90)

Net loans	$2,806,360	$2,976,129	$(169,769)	(5.70	) %

(1) Includes loans held for sale	$14,429	$9,348	$5,081	54.35%

(2) Loans in process represents the undisbursed portion of construction and land development loans.

        At June 30, 2008, the outstanding balance (net of loans in process) of our residential construction loans was $267.1 million, a decrease of $107.0 million, or 28.6%, compared to $374.0 million at December 31, 2007. The outstanding balance (net of loans in process) of our land and land development loans was $362.9 million at June 30, 2008, a decrease of $25.6 million, or 6.6%, compared to $388.6 million at December 31, 2007. The outstanding balance (net of loans in process) of our commercial construction loans was $314.7 million at June 30, 2008, a decrease of $74.2 million, or 19.1%, compared to $388.9 million at December 31, 2007.

        The decrease in net loans at June 30, 2008 was primarily attributable to a decrease in loan originations. We have also tightened our credit policies and reduced our exposure in selected business lines and geographic markets due to the continued deterioration in these real estate markets and the economy in general.

        Redefining our Primary Lending Market Area. As previously discussed, on June 30, 2008 we announced the closing of all of our loan production offices in an effort to focus our lending activity in our primary market area of Nebraska, Iowa and Kansas. At June 30, 2008, $1.5 billion, or 50.6%, of our total loans were secured by property located in Nebraska, Iowa and Kansas. Loans collateralized by property in states in which we operated a loan production office (Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina) totaled $890.4 million, or 29.3%, of our total loan portfolio at June 30, 2008. Loans in all other states totaled $609.5 million, or 20.1%.

        Loan Portfolio Concentration by State. The following table details the concentration of our total loan portfolio by state at the dates indicated:

(Dollars in thousands)	At June 30, 2008%		At December 31, 2007%
Within our Primary Market Area:
Nebraska	$1,346,426	44.31%	$1,367,659	40.91%
Iowa	125,021	4.11	135,885	4.06
Kansas	67,580	2.22	69,180	2.07

Total within our primary market area	1,539,027	50.64	1,572,724	47.04

Within Loan Production Office States:
Nevada	209,802	6.90	247,260	7.40
Colorado	217,669	7.16	237,441	7.10
Arizona	160,564	5.28	161,339	4.83
Minnesota	128,375	4.23	157,985	4.73
North Carolina	90,186	2.97	121,594	3.64
Florida	83,799	2.76	168,765	5.05

Total within loan production office states	890,395	29.30	1,094,384	32.75

Other States:
South Carolina	89,154	2.94	103,153	3.09
California	73,045	2.40	78,817	2.36
Texas	57,268	1.89	74,390	2.22
Illinois	73,481	2.42	70,891	2.12
Oregon	33,427	1.10	37,266	1.11
Washington	27,164	0.89	29,736	0.89
Other States	255,962	8.42	281,503	8.42

Total other states	609,501	20.06	675,756	20.21

Total loans	$3,038,923	100.00	$3,342,864	100.00

Loan Quality and Nonperforming Assets

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

        During 2007 and 2008, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent) and impaired loans increased significantly due to deterioration in the nation’s economic conditions. The residential housing market did not show improvement during the first six months of 2008, placing continued financial stress on customers, particularly those engaged in residential development. This downturn in the residential housing market has reduced demand and market prices for developed residential lots and vacant land as well as completed homes. Where there is reduced demand for new homes, certain residential developers may be required to hold their properties for longer periods of time or be forced to sell their properties at a significantly reduced price which may result in greater holding costs and lower or deferred cash inflows. These factors have resulted in, and may continue to result in, greater credit risks for lenders. Additionally, significantly tightened credit standards have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans.

        Our current levels of delinquent, nonperforming and impaired loans are primarily attributable to the continued deterioration in the real estate market and the economy in general. We have been further impacted by the erosion of property values and an overall increase in housing inventory (both developed lots and completed houses) in many of the areas of the country in which we do business and where the collateral for our loans resides. Furthermore, we have tightened credit policies and limited our exposure in selected business lines and geographic markets.

        Delinquent Loans. The following table shows loans delinquent 30 - 89 days in our loan portfolio as of the dates indicated:

(Dollars in thousands)	June 30, 2008	December 31, 2007
One-to-four family residential	$2,117	$5,798
Second mortgage residential	1,361	1,499
Multi-family residential	7,955	2,019
Commercial real estate	43	5,268
Land and land development	15,625	15,997
Residential construction	14,299	8,263
Agriculture - real estate	554	4,723
Business	2,009	3,247
Agriculture - operating	225	93
Consumer	3,908	5,560

Total delinquent loans	$48,096	$52,467

Delinquent loans as a percentage of
net loans before allowance for loan losses	1.71%	1.76%

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

(Dollars in thousands)	June 30, 2008	December 31, 2007
Nonperforming loans:
One-to-four family residential	$4,994	$7,029
Second mortgage residential	486	487
Multi-family residential	432	603
Commercial real estate	5,920	590
Land and land development	63,439	38,708
Residential construction	34,059	57,709
Commercial construction	20,327	19,184
Agriculture - real estate	202	159
Business	1,287	1,268
Agriculture - operating	165	134
Consumer	1,634	2,619

Total nonperforming loans	132,945	128,490
Real estate owned and repossessed assets, net (1)	15,665	6,405

Total nonperforming assets	148,610	134,895
Troubled debt restructurings	15,350	19,569

Total nonperforming assets and troubled debt restructurings	$163,960	$154,464

Total nonperforming loans as a percentage of net loans	4.74%	4.32%

Total nonperforming assets as a percentage of total assets	4.59%	3.81%

Total nonperforming assets and troubled debt restructurings
as a percentage of total assets	5.07%	4.37%

(1) Real estate owned and repossessed assets balances are shown net of related loss allowances. Includes both real property and other repossessed collateral.

        Delinquent and Nonperforming Loans by State. The following table details our delinquent and nonperforming loans by state, on a net loan basis, as of June 30, 2008:

(Dollars in thousands)	Net Loan Balance at June 30, 2008	Loans 30 - 89 Days Delinquent	Nonperforming Loans	Total Delinquent and Nonperforming Loans
Within our Primary Market Area:
Nebraska	$1,291,774	$10,024	$19,297	$29,321
Iowa	104,565	294	501	795
Kansas	67,196	48	1	49

Total within our primary market area	1,463,535	10,366	19,799	30,165

Within Loan Production Office States:
Nevada	186,583	10,774	86,028	96,802
Colorado	183,525	31	12	43
Arizona	131,990	3,703	5,106	8,809
Minnesota	123,755	389	2,326	2,715
Florida	77,672	270	4,461	4,731
North Carolina	75,504	7,288	6,090	13,378

Total within loan production office states	779,029	22,455	104,023	126,478

Other States:
South Carolina	73,068	3,991	6,645	10,636
California	73,045	108	516	624
Other States	417,683	11,176	1,962	13,138

Total other states	563,796	15,275	9,123	24,398

Total net loans	$2,806,360	$48,096	$132,945	$181,041

        Nonperforming Loans. At June 30, 2008, our nonperforming loans totaled $132.9 million of which $19.8 million, or 14.9%, was secured by property located in Nebraska, Iowa or Kansas. Loan production office states had $104.0 million, or 78.2%, of total nonperforming loans at June 30, 2008. Other states comprised the remaining $9.1 million, or 6.9%, of nonperforming loans at June 30, 2008.

        The change in the nonperforming loans is primarily attributable to the following:

Land and Land Development. At June 30, 2008, nonperforming land development loans consisted of 16 residential properties in the Las Vegas, Nevada area totaling $55.2 million, seven residential properties in Nebraska totaling $5.7 million, three properties in Minnesota totaling $1.1 million, one property in Illinois for $956,000 and two properties in North Carolina totaling $459,000. With the exception of a very limited number of local, long-term relationship borrowers, we have not committed to any additional land and land development loans anywhere in the United States since the end of 2006.

Residential Construction Loans. Due to the continued erosion of housing values and increased housing inventory in several markets throughout the country, we have, and may continue to experience, increased levels of nonperforming residential construction loans. Nonperforming residential construction loans totaled $34.1 million at June 30, 2008, a decrease of $23.7 million, or 41.0%, compared to $57.7 million at December 31, 2007. This is primarily the result of net charge-offs of $26.8 million during the six months ended June 30, 2008 and the sale of the delinquent TransLand portfolio.

On June 25, 2008, we sold over 300 delinquent residential construction loans previously originated by TransLand. This sale of TransLand-related loans, net of charge-offs, represented $12.7 million of our total nonperforming residential construction loans.

Commercial Construction. Nonperforming commercial construction loans totaled $20.3 million at June 30, 2008. The nonperforming commercial construction loans at June 30, 2008 consisted of two upscale condominium projects located in suburban Las Vegas. Many of the units were under contract for purchase prior to the commencement of construction. On the larger of the two projects, a court-appointed trustee has been working with the Bank and three other participating financial institutions together with a local builder and sales agent to complete the project and sell the remaining units.

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

        Real Estate Owned and Repossessed Asset Activity. The following table sets forth the activity of our real estate owned and repossessed assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$12,790	$6,514	$6,405	$5,264
Loan foreclosures and other additions	5,405	1,274	12,396	3,120
Sales	(1,815)	(2,072)	(2,278)	(2,592)
Provisions for losses	(711)	(21)	(836)	(92)
Net loss on disposal	(4)	(327)	(22)	(332)

Balance at end of period	$15,665	$5,368	$15,665	$5,368

        At June 30, 2008, real estate owned consisted primarily of 58 residential properties totaling $8.8 million and five commercial properties totaling $6.9 million. Our level of real estate owned and repossessed assets may continue to increase in future periods due to continued deterioration of the real estate market and the economy in general.

        Allowance for Loan Losses. The activity in the allowance for loan losses during the three and six months ended June 30, 2008 and 2007 is summarized in the following table:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Allowance for loan losses at beginning of period	$78,507	$33,906	$66,540	$33,129
Charge-offs:
One-to-four family residential	(2,772)	(117)	(7,501)	(137)
Second mortgage residential	(128)	(18)	(192)	(53)
Multi-family residential	(118)	--	(118)	--
Land and land development	(24,378)	(2)	(26,410)	(2)
Commercial real estate	--	(9)	--	(99)
Residential construction	(6,126)	(198)	(26,834)	(370)
Commercial construction	(4,717)	--	(4,867)	--
Business	(2,687)	(291)	(3,172)	(381)
Consumer	(1,216)	(584)	(1,815)	(1,051)

Total charge-offs	(42,142)	(1,219)	(70,909)	(2,093)
Recoveries on loans previously charged-off	779	293	1,085	476
Change in reserve for unfunded loan commitments	--	--	488	--
Provision for loan losses	27,694	10,233	67,634	11,701

Allowance for loan losses at end of period	$64,838	$43,213	$64,838	$43,213

Allowance for loan losses as a percentage
of net loans	2.31%	1.40%	2.31%	1.40%
Allowance for loan losses as a percentage of
nonperforming loans	48.77%	79.24%	48.77%	79.24%
Ratio of net charge-offs during the period as a
percentage of average loans outstanding	5.97%	0.12%	4.96%	0.11%
during the period

        During the three months ended June 30, 2008 and 2007, we charged-off, net of recoveries, $41.4 million and $926,000, respectively. For the six months ended June 30, 2008 and 2007, we charged-off $69.8 million and $1.6 million, respectively. Charge-offs, net of recoveries, during the six months ended June 30, 2008 consisted primarily of $26.4 million of land and land development loans, $26.1 million of residential construction loans, $7.4 million of one-to-four family residential loans, $4.9 million of commercial construction loans, $3.0 million of business loans and $1.7 million of consumer loans. Our charge-offs, net of recoveries, as a percentage of average loans outstanding were 4.96% and 0.11% for the six months ended June 30, 2008 and 2007, respectively. Elevated provisions for loan losses may continue to negatively affect our financial performance in future periods.

        We generally discontinue funding of loans which become nonperforming or are deemed impaired unless additional funding is required to protect the asset. In addition, due to certain laws and regulations in selected states, some additional funding may be required. Our reserve for unfunded loan commitments was $289,000 at June 30, 2008 compared to $2.7 million at December 31, 2007. Our reserve for unfunded loan commitments at June 30, 2008 represents potential future losses associated with unfunded loan commitments.

        During 2007 and 2008, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent) and impaired loans increased significantly. We have been further impacted by the erosion of property values and an overall increase in housing inventory (both developed lots and completed houses) in many of the areas of the country in which we do business and where the collateral for our loans resides. Additionally, significantly tightened credit standards in the marketplace generally have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans. The following tables detail our nonperforming and impaired loans by loan type and state for the periods presented:

	Nonperforming Loans			Impaired Loans
(Dollars in thousands)	June 30, 2008	December 31, 2007	$ Change	June 30, 2008	December 31, 2007	$ Change
One-to-four family residential	$4,994	$7,029	$(2,035)	$5,179	$--	$5,179
Second mortgage residential	486	487	(1)	487	50	437
Multi-family residential	432	603	(171)	432	603	(171)
Commercial real estate	5,920	590	5,330	6,297	482	5,815
Land and land development	63,439	38,708	24,731	70,255	51,120	19,135
Residential construction	34,059	57,709	(23,650)	38,394	51,885	(13,491)
Commercial construction	20,327	19,184	1,143	23,498	19,184	4,314
Agriculture - real estate	202	159	43	202	--	202
Business	1,287	1,268	19	1,487	765	722
Agriculture - operating	165	134	31	165	24	141
Consumer	1,634	2,619	(985)	1,633	1,833	(200)

Total	$132,945	$128,490	$4,455	$148,029	$125,946	$22,083

	At June 30, 2008
(Dollars in thousands)	Nonperforming Loans	Impaired Loans
Within our Primary Market Area:
Nebraska	$19,297	$24,165
Iowa	501	504
Kansas	1	1

Total within our primary market area	19,799	24,670

Within Loan Production Office States:
Nevada	86,028	89,231
Colorado	12	3,183
Arizona	5,106	8,418
Minnesota	2,326	2,326
Florida	4,461	4,699
North Carolina	6,090	6,378

Total within loan production office states	104,023	114,235

Other States:
South Carolina	6,645	6,645
California	516	516
Other States	1,962	1,963

Total other states	9,123	9,124

Total net loans	$132,945	$148,029

        Our allowance for loan losses related to impaired loans totaled $12.7 million at June 30, 2008 compared to $24.6 million at December 31, 2007. Actual losses are dependent upon future events and, as such, further changes to the level of allowance for loan losses may become necessary based on changes in economic conditions and other factors.

        FHLBank Topeka Stock. FHLBank Topeka (“FHLBank”) stock totaled $67.2 million at June 30, 2008, an increase of $1.4 million, or 2.1%, compared to $65.8 million at December 31, 2007. The increase was attributable to FHLBank dividends paid in stock received during the six months ended June 30, 2008.

        Premises and Equipment. Premises and equipment decreased $1.3 million, or 3.4%, to $36.8 million at June 30, 2008 compared to $38.0 million at December 31, 2007. The decrease was attributable to $2.0 million of depreciation and amortization expense which was partially offset by $763,000 in asset additions.

        Goodwill. At December 31, 2007 we had $42.1 million of goodwill that was recorded as a result of our 2004 acquisition of UNFC. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test this goodwill for impairment annually during the third quarter of each year, or between annual assessment dates whenever events or significant changes in circumstances indicate that the carrying value may be impaired. We performed a goodwill impairment test as of March 31, 2008 due to adverse changes in the business climate. As a result of a decline in the market value of our common stock to levels below our book value, we determined that the entire amount of our goodwill was impaired, and we recorded a $42.1 million goodwill impairment charge to write-off our goodwill at March 31, 2008.

        Other Intangible Assets. Other intangible assets totaled $6.0 million at June 30, 2008, a decrease of $780,000, or 11.6%, compared to $6.7 million at December 31, 2007 and relates to the core deposit intangible assets recorded as a result of the UNFC acquisition and the Marine Bank transaction. The decrease was attributable to $780,000 in amortization during the six months ended June 30, 2008.

        Other Assets. Other assets increased $25.3 million, or 41.4%, to $86.3 million at June 30, 2008 compared to $61.0 million at December 31, 2007. Other assets consists primarily of prepaid expenses, miscellaneous receivables and other assets. The increase in other assets at June 30, 2008 was primarily attributable to prepaid taxes. At June 30, 2008, other assets included deferred tax benefits totaling $14.0 million and income taxes receivable of $27.8 million.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $3.0 billion at June 30, 2008, a decrease of $229.6 million, or 7.2%, compared to $3.2 billion at December 31, 2007. The decline in total liabilities was attributable to a decrease in deposits and FHLBank advances.

        Deposits. Deposits declined $200.8 million, or 8.3%, to $2.2 billion at June 30, 2008 compared to December 31, 2007.

(Dollars in thousands)	June 30, 2008	December 31, 2007	Increase (Decrease)	% Change
Noninterest-bearing checking	$157,244	$164,275	$(7,031)	(4.28)%
Savings	213,833	188,613	25,220	13.37
Interest-bearing checking	336,817	328,267	8,550	2.60
Money market	315,987	350,276	(34,289)	(9.79)
Time deposits	1,205,874	1,399,113	(193,239)	(13.81)

Total deposits	$2,229,755	$2,430,544	$(200,789)	(8.26)%

        Our transaction accounts (checking, savings and money market) totaled $1.0 billion at June 30, 2008, a decrease of $7.6 million, or 0.7%, compared to December 31, 2007. The number of transaction accounts increased by a net 3,066 accounts, or 2.3%, to 136,466 accounts compared to 133,400 accounts at December 31, 2007. The weighted average interest rate of our transaction accounts was 1.08% at June 30, 2008 compared to 1.96% at December 31, 2007. The decrease in deposits, particularly time deposits, resulted from a less aggressive deposit pricing strategy due to the current interest rate environment. The weighted average interest rate of our time deposits was 3.98% at June 30, 2008 compared to 4.96% at December 31, 2007.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $665.8 million at June 30, 2008, a decrease of $23.5 million, or 3.4%, compared to $689.3 million at December 31, 2007. The decrease in FHLBank advances and other borrowings at June 30, 2008 was primarily attributable to the repayment of a $25.0 million FHLBank convertible advance as it was called by the FHLBank. We did not have an outstanding balance on our FHLBank line of credit at both June 30, 2008 and December 31, 2007. The weighted average interest rate on our FHLBank advances and other borrowings was 4.40% at June 30, 2008, a decrease of 10 basis points compared to 4.50% at December 31, 2007.

        Accrued Expenses and Other Liabilities. Our accrued expenses and other liabilities totaled $29.3 million at June 30, 2008, a decrease of $6.6 million, or 18.4%, compared to $35.9 million at December 31, 2007. The primary items comprising accrued expenses and other liabilities are deferred compensation agreements, loan servicing payments and other miscellaneous accrued expenses.

        Stockholders’ Equity. At June 30, 2008, stockholders’ equity totaled $271.7 million, a decrease of $73.8 million, or 21.4%, compared to $345.6 million at December 31, 2007. The decrease in stockholders’ equity was primarily the result of a net loss of $73.6 million and cash dividends of $2.1 million during the six months ended June 30, 2008. The decrease was partially offset by $954,000 related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”), $908,000 related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”) and $661,000 related to amortization of stock options under the 2003 Stock Option Plan (“SOP”). We paid cash dividends of $0.08 per share on March 31, 2008 to stockholders of record on March 14, 2008 and $0.04 per share on July 8, 2008 to stockholders of record on June 30, 2008.

        On March 20, 2008, we announced that our Board of Directors had authorized the repurchase of up to 1,797,592 shares of our outstanding common stock. There is no stated expiration date for this authorization. We repurchased 23,812 shares of our outstanding common stock to support employee benefit programs during the three and six months ended June 30, 2008. The weighted average price paid per repurchased common share was $9.06 for the three and six months ended June 30, 2008. At June 30, 2008, the total remaining common stock repurchase authority was 1,773,780 shares.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2008 and 2007

        Net Income (Loss). Net loss for the three months ended June 30, 2008 was $12.7 million, or $0.75 per diluted and basic share, compared to net income of $2.5 million, or $0.14 per diluted share ($0.15 per basic share), for the three months ended June 30, 2007. Net loss for the six months ended June 30, 2008 was $73.6 million, or $4.36 per diluted and basic share, compared to net income of $11.8 million, or $0.69 per diluted share ($0.71 per basic share), for the six months ended June 30, 2007. The net loss for the six months ended June 30, 2008 included a non-cash, after-tax charge of $42.1 million for the write-off of goodwill originally recorded in connection with the acquisition of UNFC. Our results for the three and six months ended June 30, 2008 were also negatively impacted by provisions for loan losses totaling $27.7 million and $67.6 million, respectively. Financial performance for the three and six months ended June 30, 2008 compared to the same periods in 2007 was also negatively impacted by a decline in net interest income due to the tightening of interest rate margins and the nonaccrual of interest on nonperforming loans.

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

        Net interest income, average interest rate spread and net interest margin for the three and six months ended June 30, 2008 compared to the same periods in 2007 were negatively affected by the increased balance of our nonperforming loans as we do not recognize interest income on nonperforming loans (loans 90 days or more past due). We had nonperforming loans totaling $132.9 million and $54.5 million at June 30, 2008 and 2007, respectively.

        Net interest income before provision for loan losses totaled $22.8 million for the three months ended June 30, 2008, a decrease of $7.8 million, or 25.6%, compared to $30.7 million for the three months ended June 30, 2007. The decrease in net interest income for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily attributable to a 119 basis point decrease in the average yield earned on loans receivable and a $239.1 million decline in the average balance of loans receivable. For the six months ended June 30, 2008, our net interest income totaled $45.9 million, a decrease of $15.9 million, or 25.8%, compared to $61.9 million for the six months ended June 30, 2007. The decrease in net interest income for the six months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to a 102 basis point decline in the average yield earned on loans receivable and a $180.8 million decrease in the average balance of loans receivable.

        Our average interest rate spread for the three months ended June 30, 2008 and 2007 was 2.66% and 3.36%, respectively. Our average interest rate spread was 2.56% for the six months ended June 30, 2008 compared to 3.43% for the six months ended June 30, 2007. The decrease in our average interest rate spread was primarily attributable to the decrease in the average yield earned on loans receivable, an increased balance of nonperforming loans and the decrease in the average balance of loans receivable.

        The average yield on interest-earning assets was 5.97% for the three months ended June 30, 2008, a 138 basis point decrease compared to 7.35% for the three months ended June 30, 2007. The average yield on interest-earning assets was 6.15% for the six months ended June 30, 2008, a 122 basis point decrease compared to 7.37% for the six months ended June 30, 2007. The decrease in the average yield earned on interest-earning assets for the three and six month periods ended June 30, 2008 was primarily related to a decrease in the average yield earned on loans receivable. Our average yield earned on loans receivable for the three months ended June 30, 2008 and 2007 was 6.31% and 7.50%, respectively. Our average yield earned on loans receivable for the six months ended June 30, 2008 and 2007 was 6.49% and 7.51%, respectively.

        Our net interest margin (net interest income (annualized) divided by average interest-earning assets) declined to 2.97% for the three months ended June 30, 2008 compared to 3.79% for the three months ended June 30, 2007. Our net interest margin was 2.91% for the six months ended June 30, 2008 compared to 3.86% for the six months ended June 30, 2007. The decrease in our net interest margin was attributable to the factors described above.

        We anticipate that our average interest rate spread and net interest margin may stabilize and/or improve during the remainder of 2008 due to the repricing or run-off of our time deposits as they mature. However, continued deterioration of the real estate market and the economy in general could lead to further increases in our level of nonperforming loans and decreased lending volume which would have a negative impact on our average interest rate spread and net interest margin.

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

	Three Months Ended June 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$84,808	$448	2.11%	$15,989	$215	5.22%
Investment securities (1)	213,049	1,658	3.11	203,420	2,756	5.42
Mortgage-backed securities (1)	4,912	52	4.23	10,044	99	3.94
Loans receivable (2)	2,772,676	43,757	6.31	3,011,775	56,471	7.50

Total interest-earning assets	3,075,445	45,915	5.97%	3,241,228	59,541	7.35%
Noninterest-earning assets	213,938			214,294

Total assets	$3,289,383			$3,455,522

Interest-bearing liabilities:
Interest-bearing checking accounts	$337,210	$622	0.74%	$334,880	$951	1.14%
Savings accounts	209,658	1,062	2.03	44,720	52	0.47
Money market accounts	345,659	1,199	1.39	411,554	3,153	3.06
Time deposits	1,223,302	12,813	4.19	1,227,638	15,207	4.95

Total interest-bearing deposits	2,115,829	15,696	2.97	2,018,792	19,363	3.84
FHLBank Topeka advances and
other borrowings	672,647	7,376	4.39	871,384	9,494	4.36

Total interest-bearing liabilities	2,788,476	23,072	3.31%	2,890,176	28,857	3.99%
Noninterest-bearing accounts	146,278			132,529
Other liabilities	68,019			63,793

Total liabilities	3,002,773			3,086,498
Stockholders’ equity	286,610			369,024

Total liabilities and stockholders’ equity	$3,289,383			$3,455,522

Net interest-earning assets	$286,969			$351,052
Net interest income; average
interest rate spread		$22,843	2.66%		$30,684	3.36%
Net interest margin (3)			2.97%			3.79%
Average interest-earning assets to average
interest-bearing liabilities			110.29%			112.15%

(1) Includes securities available for sale and held to maturity. Investment securities also include FHLBank Topeka stock.
(2) Includes nonperforming loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.
(3) Equals net interest income (annualized) divided by average interest-earning assets.

	Six Months Ended June 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$136,251	$1,957	2.87%	$14,762	$386	5.22%
Investment securities (1)	202,995	3,758	3.70	188,248	5,062	5.38
Mortgage-backed securities (1)	5,598	121	4.32	10,807	222	4.11
Loans receivable (2)	2,815,296	91,320	6.49	2,996,093	112,536	7.51

Total interest-earning assets	3,160,140	97,156	6.15%	3,209,910	118,206	7.37%
Noninterest-earning assets	231,220			212,633

Total assets	$3,391,360			$3,422,543

Interest-bearing liabilities:
Interest-bearing checking accounts	$332,501	$1,431	0.86%	$339,899	$1,924	1.13%
Savings accounts	207,407	2,388	2.30	45,223	106	0.47
Money market accounts	350,538	3,145	1.79	406,672	6,180	3.04
Time deposits	1,298,332	29,451	4.54	1,187,802	29,049	4.89

Total interest-bearing deposits	2,188,778	36,415	3.33	1,979,596	37,259	3.76
FHLBank Topeka advances and
other borrowings	667,441	14,809	4.44	881,681	19,068	4.33

Total interest-bearing liabilities	2,856,219	51,224	3.59%	2,861,277	56,327	3.94%
Noninterest-bearing accounts	144,637			132,352
Other liabilities	73,997			65,537

Total liabilities	3,074,853			3,059,166
Stockholders’ equity	316,507			363,377

Total liabilities and stockholders’ equity	$3,391,360			$3,422,543

Net interest-earning assets	$303,921			$348,633
Net interest income; average
interest rate spread		$45,932	2.56%		$61,879	3.43%
Net interest margin (3)			2.91%			3.86%
Average interest-earning assets to average
interest-bearing liabilities			110.64%			112.18%

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

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007			Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Federal funds sold	$(190)	$423	$233	$(247)	$1,818	$1,571
Investment securities	(1,223)	125	(1,098)	(1,677)	373	(1,304)
Mortgage-backed securities	7	(54)	(47)	11	(112)	(101)
Loans receivable (1)	(8,474)	(4,240)	(12,714)	(14,689)	(6,527)	(21,216)

Total interest income	(9,880)	(3,746)	(13,626)	(16,602)	(4,448)	(21,050)

Interest expense:
Interest-bearing
checking accounts	(336)	7	(329)	(452)	(41)	(493)
Savings accounts	478	532	1,010	1,188	1,094	2,282
Money market accounts	(1,511)	(443)	(1,954)	(2,272)	(763)	(3,035)
Time deposits	(2,340)	(54)	(2,394)	(2,175)	2,577	402

Total interest expense
on deposits	(3,709)	42	(3,667)	(3,711)	2,867	(844)
FHLBank Topeka advances and
other borrowings	65	(2,183)	(2,118)	475	(4,734)	(4,259)

Total interest expense	(3,644)	(2,141)	(5,785)	(3,236)	(1,867)	(5,103)

Net change in net interest income	$(6,236)	$(1,605)	$(7,841)	$(13,366)	$(2,581)	$(15,947)

(1) Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.

        Interest Income. Our total interest income for the three months ended June 30, 2008 was $45.9 million, a decrease of $13.6 million, or 22.9%, compared to $59.5 million for the three months ended June 30, 2007. Interest income on loans receivable totaled $43.8 million for the three months ended June 30, 2008, a decrease of $12.7 million, or 22.5%, compared to $56.5 million for the three months ended June 30, 2007. The average balance of loans receivable decreased $239.1 million, or 7.9%, to $2.8 billion for the three months ended June 30, 2008 compared to $3.0 billion for the three months ended June 30, 2007. The average yield earned on loans receivable declined to 6.31% for the three months ended June 30, 2008 compared to 7.50% for the three months ended June 30, 2007.

        For the six months ended June 30, 2008 our total interest income was $97.2 million, a decrease of $21.1 million, or 17.8%, compared to $118.2 million for the six months ended June 30, 2007. Interest income on loans receivable totaled $91.3 million for the six months ended June 30, 2008, a decrease of $21.2 million, or 18.9%, compared to $112.5 million for the six months ended June 30, 2007. The average balance of loans receivable decreased $180.8 million, or 6.0%, to $2.8 billion for the six months ended June 30, 2008 compared to $3.0 billion for the six months ended June 30, 2007. The average yield earned on loans receivable declined to 6.49% for the six months ended June 30, 2008 compared to 7.51% for the six months ended June 30, 2007.

        The decrease in interest income for the three and six months ended June 30, 2008 compared to the same period one year ago was primarily attributable to the decline in the average yield earned on loans receivable. Additionally, interest income on loans receivable was negatively affected by an increased balance of nonperforming loans as we do not recognize interest income on loans 90 days or more past due. At June 30, 2008 our nonperforming loans totaled $132.9 million, an increase of $78.4 million, or 143.8%, compared to $54.5 million at June 30, 2007.

        Interest Expense. Our total interest expense for the three months ended June 30, 2008 was $23.1 million, a decrease of $5.8 million, or 20.1%, compared to $28.9 million for the three months ended June 30, 2007. Interest expense on deposits totaled $15.7 million for the three months ended June 30, 2008, a decrease of $3.7 million, or 18.9%, compared to $19.4 million for the three months ended June 30, 2007. The average balance of our interest-bearing deposits increased $97.0 million, or 4.8%, to $2.1 billion for the three months ended June 30, 2008 compared to $2.0 billion for the three months ended June 30, 2007. The average rate paid on interest-bearing deposits was 2.97% and 3.84% for the three months ended June 30, 2008 and 2007, respectively. Interest expense on FHLBank advances and other borrowings declined $2.1 million, or 22.3%, to $7.4 million for the three months ended June 30, 2008 compared to $9.5 million for the three months ended June 30, 2007. The average balance of our FHLBank advances and other borrowings totaled $672.6 million for the three months ended June 30, 2008, a decrease of $198.7 million, or 22.8%, compared to $871.4 million for the three months ended June 30, 2007. The average rate paid on FHLBank advances and other borrowings was 4.39% and 4.36% for the three months ended June 30, 2008 and 2007, respectively. Additionally, the average balance of our interest-bearing liabilities totaled $2.8 billion for the three months ended June 30, 2008, a decrease of $101.7 million, or 3.5%, compared to $2.9 billion for the three months ended June 30, 2007.

        The decrease in interest expense for the three months ended June 30, 2008 compared to the same period one year ago was primarily attributable to the decrease in the average rate paid on deposits, particularly time deposits and money market accounts, and the decrease in the average balance of FHLBank advances and other borrowings.

        Our total interest expense for the six months ended June 30, 2008 was $51.2 million, a decrease of $5.1 million, or 9.1%, compared to $56.3 million for the six months ended June 30, 2007. Interest expense on deposits totaled $36.4 million for the six months ended June 30, 2008, a decrease of $844,000, or 2.3%, compared to $37.3 million for the six months ended June 30, 2007. The average balance of our interest-bearing deposits increased $209.2 million, or 10.6%, to $2.2 billion for the six months ended June 30, 2008 compared to $2.0 billion for the six months ended June 30, 2007. The average rate paid on interest-bearing deposits was 3.33% and 3.76% for the six months ended June 30, 2008 and 2007, respectively. Interest expense on FHLBank advances and other borrowings declined $4.3 million, or 22.3%, to $14.8 million for the six months ended June 30, 2008 compared to $19.1 million for the six months ended June 30, 2007. The average balance of our FHLBank advances and other borrowings totaled $667.4 million for the six months ended June 30, 2008, a decrease of $214.2 million, or 24.3%, compared to $881.7 million for the six months ended June 30, 2007. The average rate paid on FHLBank advances and other borrowings was 4.44% and 4.33% for the six months ended June 30, 2008 and 2007, respectively. Additionally, the average balance of our interest-bearing liabilities totaled $2.9 billion for the six months ended June 30, 2008, a decrease of $5.1 million, or 0.2%, compared to $2.9 billion for the six months ended June 30, 2007.

        The decrease in interest expense for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily attributable to the decrease in the average balance of FHLBank advances and other borrowings.

        Provision for Loan Losses. We establish provisions for loan losses in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management performs reviews no less frequently than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio. Our reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors (See “Critical Accounting Policies – Allowance for Loan Losses”).

        We recorded a provision for loan losses of $27.7 million for the three months ended June 30, 2008 compared to $10.2 million for the three months ended June 30, 2007, an increase of $17.5 million. For the six months ended June 30, 2008 our provision for loan losses totaled $67.6 million, an increase of $55.9 million compared to $11.7 million for the six months ended June 30, 2007. The increase in our provision for loan losses for the three and six month periods ended June 30, 2008 compared to the same periods in 2007 was primarily attributable to the increase in our nonperforming residential construction, land and land development and commercial construction loans. The increase in our provision for loan losses was also attributable to an increase in the level of loans which were deemed impaired at June 30, 2008. Our provision for loan losses during the three and six month periods ended June 30, 2008 was primarily related to Las Vegas, Nevada and TransLand-related loans. The following table details nonperforming and impaired loans for selected loan types for the periods presented:

	Nonperforming Loans			Impaired Loans
	At June 30,			At June 30,
(Dollars in thousands)	2008	2007	$ Change	2008	2007	$ Change
Residential construction	$34,059	$42,291	$(8,232)	$38,394	$31,140	$7,254
Land and land development	63,439	--	63,439	70,255	--	70,255
Commercial construction	20,327	--	20,327	23,498	--	23,498
All other loans	15,120	12,245	2,875	15,882	7,794	8,088

Total	$132,945	$54,536	$78,409	$148,029	$38,934	$109,095

        Our loan delinquency rate (30 or more days delinquent) at June 30, 2008 as a percentage of net loans (before allowance for loan losses) was 6.45% compared to 6.08% at December 31, 2007 and 2.95% at June 30, 2007. Our level of nonperforming loans and loan delinquencies may continue to increase for the foreseeable future due to current economic conditions.

        Noninterest Income. Noninterest income for the three months ended June 30, 2008 was $7.0 million, a decrease of $307,000, or 4.2%, compared to $7.3 million for the three months ended June 30, 2007.

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Deposit account fees and service charges	$4,322	$3,963	$359	9.06%
Debit card fees	1,044	860	184	21.40
Lending fees and service charges	590	725	(135)	(18.62)
Mortgage servicing rights valuation adjustments	195	23	172	747.83
Commissions and management fee income	1,209	987	222	22.49
Loss from real estate operations, net	(125)	(145)	20	13.79
Loss on impairment of securities	(594)	--	(594)	N/A
Net gain (loss) on sales of:
Loans held for sale	129	934	(805)	(86.19)
Real estate owned	(4)	(327)	323	98.78
Other operating income	251	304	(53)	(17.43)

Total noninterest income	$7,017	$7,324	$(307)	(4.19	) %

        The decrease in noninterest income for the three months ended June 30, 2008 compared to the same period one year ago was primarily the result of the loss on sale of TransLand loans and other-than-temporary impairment charges on investment securities offset by an increase in deposit, loan and debit card-related fees and service charges.

        Noninterest income for the six months ended June 30, 2008 was $15.3 million, an increase of $928,000, or 6.5%, compared to $14.3 million for the six months ended June 30, 2007.

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Deposit account fees and service charges	$8,106	$7,544	$562	7.45%
Debit card fees	1,989	1,621	368	22.70
Lending fees and service charges	972	1,454	(482)	(33.15)
Mortgage servicing rights valuation adjustments	(11)	--	(11)	N/A
Commissions and management fee income	2,779	2,201	578	26.26
Loss from real estate operations, net	(232)	(279)	47	16.85
Loss on impairment of securities	(594)	--	(594)	N/A
Net gain (loss) on sales of:
Loans held for sale	1,383	1,562	(179)	(11.46)
Real estate owned	(22)	(332)	310	93.37
Other operating income	886	557	329	59.07

Total noninterest income	$15,256	$14,328	$928	6.48%

        The increase in noninterest income for the six months ended June 30, 2008 compared to the same period one year ago was primarily attributable to a $1.0 million increase in deposit, loan and debit card-related fees and service charges. The increase in deposit account and debit card fees was largely due to an increase in account activity. The increase in commissions and management fee income was primarily attributable to fees collected by UFARM (a subsidiary that provides agricultural customers with professional farm and ranch management and real estate brokerage services) and TierOne Financial (a subsidiary that administers the sale of securities and insurance products).

        Noninterest Expense. Our noninterest expense decreased by $754,000, or 3.3%, to $22.1 million for the three months ended June 30, 2008 compared to $22.8 million for the three months ended June 30, 2007.

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Employee compensation	$8,740	$8,859	$(119)	(1.34	) %
Employee benefits	1,356	1,471	(115)	(7.82)
Payroll taxes	679	693	(14)	(2.02)
Management Recognition and Retention Plan	228	726	(498)	(68.60)
Employee Stock Ownership Plan	283	1,009	(726)	(71.95)
2003 Stock Option Plan	148	420	(272)	(64.76)
Occupancy, net	2,504	2,391	113	4.73
Data processing	610	576	34	5.90
Advertising	925	1,263	(338)	(26.76)
Core deposit intangible asset amortization	389	423	(34)	(8.04)
Professional services	488	1,179	(691)	(58.61)
Other	5,709	3,803	1,906	50.12

Total noninterest expense	$22,059	$22,813	$(754)	(3.31	) %

        The decrease in noninterest expense for the three months ended June 30, 2008 compared to the same period one year ago was primarily the result of a $1.5 million reduction in employee stock-based compensation expense, a $691,000 decline in professional services expense primarily associated with the terminated Merger Agreement and a $338,000 reduction in advertising expense which was partially offset by a $1.9 million increase in other noninterest expense. The increase in other noninterest expense primarily reflects expense associated with increased loan collection activities.

        Our noninterest expense increased by $42.3 million, or 95.6%, to $86.7 million for the six months ended June 30, 2008 compared to $44.3 million for the six months ended June 30, 2007.

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Employee compensation	$17,687	$17,496	$191	1.09%
Employee benefits	2,869	2,857	12	0.42
Payroll taxes	1,613	1,595	18	1.13
Management Recognition and Retention Plan	954	1,452	(498)	(34.30)
Employee Stock Ownership Plan	848	2,055	(1,207)	(58.73)
2003 Stock Option Plan	661	841	(180)	(21.40)
Goodwill impairment	42,101	--	42,101	N/A
Occupancy, net	4,880	4,804	76	1.58
Data processing	1,267	1,197	70	5.85
Advertising	2,038	2,265	(227)	(10.02)
Core deposit intangible asset amortization	780	847	(67)	(7.91)
Professional services	982	1,452	(470)	(32.37)
Other	9,975	7,451	2,524	33.87

Total noninterest expense	$86,655	$44,312	$42,343	95.56%

        The increase in noninterest expense during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily attributable to goodwill impairment. The increase in other noninterest expense is primarily related to loan collection activities.

        Income Tax Expense(Benefit). Our income tax expense decreased by $9.7 million for an income tax benefit of $7.2 million for the three months ended June 30, 2008 compared to income tax expense of $2.5 million for the three months ended June 30, 2007. Our income tax expense decreased by $27.8 million for an income tax benefit of $19.5 million for the six months ended June 30, 2008 compared to income tax expense of $8.4 million for the six months ended June 30, 2007. The decrease in income tax expense for the three and six months ended June 30, 2008 compared to the same periods in 2007 was primarily due to a decrease in net income resulting from an increase in our provision for loan losses. The effective income tax benefit rate for the three months ended June 30, 2008 was 36.2% compared to an effective income tax rate of 50.4% for the three months ended June 30, 2007. Our effective income tax benefit rate for the six months ended June 30, 2008 was 20.9% compared to an effective income tax rate of 41.4% for the six months ended June 30, 2007. The decrease in the effective tax rate for the three months ended June 30, 2008 was primarily attributable to the impact of permanent tax items in relation to our net income (loss). The decrease in our effective tax rate for the six months ended June 30, 2008 was primarily attributable to the nonrecurring goodwill impairment charge which is a nondeductible permanent tax item. Additionally, expenses initially considered nondeductible totaling $2.0 million related to the Merger Agreement became deductible for tax purposes as a result of the termination of the Merger Agreement.

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

        We actively manage our liquidity in an effort to maintain an adequate liquidity margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. Our liquidity level may vary throughout the year, depending on economic conditions, deposit fluctuations and loan funding needs. As of June 30, 2008, we believe we have adequate liquidity to fund the daily operations of the Bank for the foreseeable future.

        During the six months ended June 30, 2008, net cash provided by operating activities was $12.2 million. Net cash provided by investing activities during the six months ended June 30, 2008 was $52.3 million and primarily related to cash inflows from matured investment securities and loan payoffs and periodic payments partially offset by the purchase of available for sale investment securities. Net cash used in financing activities was $224.0 million for the six months ended June 30, 2008 and consisted primarily of cash outflows from a decline in deposits, repayment of a FHLBank advance and cash dividends paid on our common stock.

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

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
September 30, 2008	$478,158	4.49%
December 31, 2008	270,113	4.13
March 31, 2009	252,428	3.16
June 30, 2009	74,931	3.51

Total time deposits maturing during the next 12 months	$1,075,630	4.02%

        We anticipate that a significant portion of the maturing time deposits will be renewed with us.

        In addition to cash flows generated by loan and securities payments and prepayments, we have additional borrowing capacity to fund our asset growth. The average balance of our FHLBank advances and other borrowings was $667.4 million for the six months ended June 30, 2008 compared to $881.7 million for the six months ended June 30, 2007. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to blanket collateral agreements with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for our FHLBank advances.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We believe we have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2008, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at June 30, 2008	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
FHLBank Topeka advances
and other borrowings	$665,798	$106,043	$40,000	$25,000	$494,755
Recourse obligations on assets	19,914	19,914	--	--	--
Annual rental commitments under non-
cancellable operating leases	3,859	1,063	1,083	484	1,229

Total contractual obligations (1)	689,571	127,020	41,083	25,484	495,984

Lending commitments:
Commitments to originate loans	114,619	114,619	--	--	--
Commitments to sell loans	(39,258)	(39,258)	--	--	--
Commitments to purchase loans	20,460	20,460	--	--	--
Loans in process (2)	242,360	131,321	111,039	--	--
Standby letters of credit	2,051	2,051	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	175,286	175,286	--	--	--
Business loans	237,558	237,558	--	--	--
Consumer loans	132,464	132,464	--	--	--

Total lending commitments and
unused lines of credit	885,540	774,501	111,039	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$1,575,111	$901,521	$152,122	$25,484	$495,984

(1) Unrealized tax benefits of $737,000, associated with FIN 48, are not included in the above table as the timing and resolution of these unrealized benefits cannot be reasonably estimated at this time.
(2) Loans in process represents the undisbursed portion of construction and land development loans.

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At June 30, 2008, the maximum total dollar amount of such recourse was approximately $19.9 million. Based on historical experience, at June 30, 2008, we had established a liability of $761,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, special purpose entities.

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

        Quantitative measures that have been established by regulation to ensure capital adequacy require that we maintain minimum capital amounts and ratios (as set forth in the following table). Our primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that we maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. As of June 30, 2008, we exceed all capital requirements to which we are subject.

        At June 30, 2008 and December 31, 2007, the most recent notifications from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that we believe have changed the Bank’s category. The actual capital amounts and ratios at June 30, 2008 and December 31, 2007 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2008:
Total risk-based capital
(to risk-weighted assets)	$320,798	11.2%	$230,068	8.0%	$287,585	10.0%
Tier 1 capital (to adjusted
tangible assets)	284,493	8.8	129,062	4.0	161,328	5.0
Tangible capital (to
tangible assets)	284,493	8.8	48,398	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	284,493	9.9	115,034	4.0	172,551	6.0
At December 31, 2007:
Total risk-based capital
(to risk-weighted assets)	$333,683	10.8%	$247,538	8.0%	$309,423	10.0%
Tier 1 capital (to adjusted
tangible assets)	294,661	8.5	139,472	4.0	174,340	5.0
Tangible capital (to
tangible assets)	294,661	8.5	52,302	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	294,661	9.5	123,769	4.0	185,654	6.0

Selected Financial Data

(Dollars in thousands, except per share data)	At June 30, 2008	At March 31, 2008	At December 31, 2007	At June 30, 2007
SELECTED STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents	$81,902	$223,437	$241,461	$79,653
Investment securities	176,435	118,495	130,551	136,258
Net loans after allowance for loan losses	2,741,522	2,808,005	2,909,589	3,049,798
Goodwill	--	--	42,101	42,162
Total assets	3,234,284	3,376,583	3,537,766	3,495,182
Deposits	2,229,755	2,355,739	2,430,544	2,242,202
FHLBank Topeka advances and other borrowings	665,798	667,993	689,288	815,024
Stockholders’ equity	271,744	285,168	345,590	367,999

	For the Three Months Ended
	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007
SELECTED STATEMENT OF OPERATIONS DATA:
Total interest income	$45,915	$51,241	$55,910	$59,541
Total interest expense	23,072	28,152	30,985	28,857

Net interest income	22,843	23,089	24,925	30,684
Provision for loan losses	27,694	39,940	38,917	10,233

Net interest income (loss) after provision
for loan losses	(4,851)	(16,851)	(13,992)	20,451

Total noninterest income	7,017	8,239	8,485	7,324
Total noninterest expense	22,059	64,596	23,083	22,813

Income (loss) before income taxes	(19,893)	(73,208)	(28,590)	4,962
Income tax expense (benefit)	(7,194)	(12,279)	(10,208)	2,503

Net income (loss)	$(12,699)	$(60,929)	$(18,382)	$2,459

Net income (loss) per common share, basic	$(0.75)	$(3.60)	$(1.09)	$0.15
Net income (loss) per common share, diluted	$(0.75)	$(3.60)	$(1.09)	$0.14
Dividends declared per common share	$0.04	$0.08	$0.08	$0.08

SELECTED OPERATING RATIOS:
Average yield on interest-earning assets	5.97%	6.32%	6.83%	7.35%
Average rate on interest-bearing liabilities	3.31%	3.85%	4.20%	3.99%
Average interest rate spread	2.66%	2.47%	2.63%	3.36%
Net interest margin	2.97%	2.85%	3.04%	3.79%
Average interest-earning assets to
average interest-bearing liabilities	110.29%	110.97%	111.10%	112.15%
Net interest income (loss) after provision for
loan losses to noninterest expense	-21.99%	-26.09%	-60.62%	89.65%
Total noninterest expense to average assets	2.68%	7.40%	2.62%	2.64%
Efficiency ratio (1)	72.57%	204.95%	67.92%	58.91%
Return on average assets	-1.54%	-6.98%	-2.09%	0.28%
Return on average equity	-17.72%	-70.36%	-20.09%	2.67%
Average equity to average assets	8.71%	9.92%	10.39%	10.68%
Return on tangible equity (2)	-17.97%	-81.08%	-22.56%	3.05%

SELECTED ASSET QUALITY RATIOS:
Nonperforming loans as a percentage of net loans	4.74%	4.40%	4.32%	1.76%
Nonperforming assets as a percentage of total assets	4.59%	4.14%	3.81%	1.71%
Allowance for loan losses as a percentage of net loans	2.31%	2.72%	2.24%	1.40%

(1) Efficiency ratio is calculated as total noninterest expense, less amortization expense of intangible assets, as a percentage of the sum of net interest income and noninterest income.
(2) Return on tangible equity is calculated as annualized net income as a percentage of average stockholders’ equity adjusted for goodwill and other intangible assets.

New Accounting Pronouncements

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

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. We do not anticipate that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

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

        On March 5, 2008, the Court of Appeals panel rendered a split decision. The majority found in favor of the U.S. thereby reversing the Federal Claims Court’s damage award. A separate dissenting opinion would have sustained the Federal Claim Court’s damage award for the Bank. The Bank filed a petition for panel rehearing on April 17, 2008 seeking a review of the Court of Appeals decision to reverse the Federal Claims Court’s damage award. The Court of Appeals denied the Bank’s petition for rehearing on June 19, 2008. The Bank is no longer pursuing further review of this case.

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

        Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, governmental policies of the communities in which we do business and actions of regulatory authorities. A further decline in the local or national economy could continue to adversely affect our financial condition and results of operations. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

•	A decline in the demand for the products and services we offer;
•	An increase in nonperforming loans and loan charge-offs;
•	An increase in provisions for loan losses;
•	An increase in losses on real estate owned (acquired through foreclosure); and
•	A migration from low-yielding or noninterest bearing deposits to higher-yielding deposit products.

Our loan origination and purchase activity is highly concentrated in certain types of loans.

        At June 30, 2008, $1.6 billion, or 53.8%, of our total loans consisted of multi-family residential, commercial real estate, land and land development, commercial construction and business loans. These types of loans generally expose a lender to a greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of such loans is dependent upon the successful operation of the property and the income stream of the borrowers. Additionally, these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of the Bank’s commercial borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

        At June 30, 2008, $326.9 million, or 10.8%, of our total loans consisted of residential construction loans. Our portfolio of residential construction loans increased dramatically in 2004, 2005 and 2006 as a result of our emphasis on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Risk of loss on a residential construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value when completed compared to the projected cost (including interest) of construction and other assumptions, including the approximate time to sell the property. Our ability to continue to originate and/or purchase residential construction loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of collateral, resulting in delinquencies and/or losses. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values or an increase in interest rates.

Our concentration of loans in Nevada may expose us to increased credit risk that may cause us to record additional provisions for loan losses and/or may result in future loan charge-offs.

        At June 30, 2008, $186.6 million, or 6.6%, of our net loans were collateralized by properties in the state of Nevada, primarily in Las Vegas. Our loans in the Las Vegas area are primarily composed of land development, commercial construction and residential construction loans. At June 30, 2008, our nonperforming land development, commercial construction and residential construction loans in the state of Nevada totaled $55.2 million, $20.3 million and $10.0 million, respectively.

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

        When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, a significant increase in market interest rates could adversely affect net interest income. Conversely, a significant decrease in market interest rates could result in increased net interest income. We seek to manage our exposure to interest rate fluctuations. Changes in market interest rates however are neither predictable nor controllable and may have an adverse impact on our financial condition and results of operations.

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

        We maintain an allowance for loan losses that represents management’s best estimate of probable losses within our existing loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. During 2007 and the first six months of 2008, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent), impaired loans and charge-offs increased significantly. These increases were primarily attributable to the continued deterioration in the real estate market and the economy in general. We have been further impacted by the erosion of property values and an overall increase in housing inventory (both developed lots and completed houses) in many of the areas of the country in which we do business and where the collateral for our loans resides. Additionally, significantly tightened credit standards have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans. If the recent trend is prolonged and losses continue to increase, our results of operations will continue to be negatively impacted.

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

        Our cost of funds may increase because of general economic conditions, unfavorable conditions in capital markets, interest rates or competitive pressures. We have traditionally obtained funds primarily through deposits and borrowings. Generally, deposits are a preferable source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If deposit growth is inadequate to fund our operations we may have to rely on borrowings as a source of funds. Relying on borrowings as a primary funding source may have an adverse impact on our net interest margin.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

        We repurchased 23,812 shares of our outstanding common stock to support employee benefit programs during the six months ended June 30, 2008. The following table details the Company’s purchases of common stock during the three months ended June 30, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 2008
Beginning Date - April 1, 2008
Ending Date - April 30, 2008	23,812	$9.06	23,812	1,773,780
May 2008
Beginning Date - May 1, 2008
Ending Date - May 31, 2008	--	--	--	1,773,780
June 2008
Beginning Date - June 1, 2008
Ending Date - June 30, 2008	--	--	--	1,773,780

Total shares purchased during the three
months ended June 30, 2008	23,812	$9.06	23,812	1,773,780

* Information related to our publicly announced plan authorizing purchases of common stock during the three months ended June 30, 2008, is as follows:

Date Purchase Plan Announced	Number of Shares Approved for Purchase	Expiration Date of Purchase Plan
March 20, 2008	1,797,592	No stated expiration date

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

TIERONE CORPORATION
Date: August 7, 2008	By: /s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: August 7, 2008	By: /s/ Eugene B. Witkowicz
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