Form 10-Q
period 2008-09-30
TIERONE CORP
filed 2008-11-10
CIK 1170605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 7, 2008 there were 18,035,192 issued and outstanding shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

		Page
Item 1 -	Financial Statements	3
Item 2 -	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	31
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	70
Item 4 -	Controls and Procedures	70

PART II - OTHER INFORMATION

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. In addition to the risk factors described in Part 2, Item 1A. of this Quarterly Report on Form 10-Q, factors that could result in material variations include, but are not limited to:

•	General economic conditions and trends, either nationally or in some or all of the areas in which we and our customers conduct our businesses;
•	Changes in interest rates or other competitive factors which could affect net interest margins, net interest income and noninterest income;
•	Changes in deposit flows, and in the demand for deposits, loans, investment products and other financial services in the markets we serve;
•	Changes in the quality or composition of our loan portfolio, or the unanticipated deterioration of our loan portfolio;
•	Changes in our underlying assumptions or any unanticipated issues that could impact management’s judgment regarding our allowance and provisions for loan losses;
•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolios;
•	Changes in the financial or operating performance of our customers’ businesses;
•	Unanticipated issues associated with increases in the levels of losses, customer bankruptcies, claims and assessments;
•	Our timely development of new lines of business and competitive products or services within our existing lines of business in a changing environment, and the acceptance of such products and services by our customers;
•	Any interruption or breach of security resulting in failures or disruption in customer account management, general ledger, deposit operations, lending or other systems;
•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;
•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;
•	Changes in accounting policies or procedures as may be required by various regulatory agencies;
•	Changes in consumer spending and savings habits;
•	Unanticipated issues relating to the recovery of insurance proceeds for claims arising out of our prior relationship with TransLand Financial Services, Inc.;
•	Unanticipated issues related to our ability to achieve expected results pursuant to our plan to address asset quality, restore long-term profitability and increase capital;
•	Actions by federal and state agencies;
•	Changes in liquidity levels in capital markets; and
•	Other factors discussed in documents we may file with the Securities and Exchange Commission from time to time.

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

Item 1 – Financial Statements

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
September 30, 2008 (Unaudited) and December 31, 2007

(Dollars in thousands, except per share data)	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$74,726	$79,561
Federal funds sold	49,000	161,900

Total cash and cash equivalents	123,726	241,461

Investment securities:
Held to maturity, at cost which approximates fair value	54	70
Available for sale, at fair value	163,111	130,481
Mortgage-backed securities, available for sale, at fair value	3,615	6,689
Loans receivable:
Net loans (includes loans held for sale of $11,532 and $9,348 at
September 30, 2008 and December 31, 2007, respectively)	2,777,706	2,976,129
Allowance for loan losses	(62,964)	(66,540)

Net loans after allowance for loan losses	2,714,742	2,909,589

FHLBank Topeka stock, at cost	46,739	65,837
Premises and equipment, net	36,312	38,028
Accrued interest receivable	18,423	21,248
Goodwill	--	42,101
Other intangible assets, net	5,044	6,744
Mortgage servicing rights, net	16,148	14,530
Other assets	88,833	60,988

Total assets	$3,216,747	$3,537,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,206,819	$2,430,544
FHLBank Topeka advances and other borrowings	677,382	689,288
Advance payments from borrowers for taxes, insurance and
other escrow funds	24,843	30,205
Accrued interest payable	4,442	6,269
Accrued expenses and other liabilities	29,524	35,870

Total liabilities	2,943,010	3,192,176

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
18,036,134 and 18,058,946 shares issued at
September 30, 2008 and December 31, 2007, respectively	226	226
Additional paid-in capital	367,235	366,042
Retained earnings, substantially restricted	21,117	94,630
Treasury stock, at cost; 4,538,941 and 4,516,129 shares at
September 30, 2008 and December 31, 2007, respectively	(105,201)	(105,008)
Unallocated common stock held by Employee Stock
Ownership Plan	(9,030)	(10,159)
Accumulated other comprehensive loss, net	(610)	(141)

Total stockholders’ equity	273,737	345,590

Total liabilities and stockholders’ equity	$3,216,747	$3,537,766

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest income:
Loans receivable	$41,659	$55,969	$132,979	$168,505
Investment securities	1,636	2,993	5,515	8,277
Other interest-earning assets	461	943	2,418	1,329

Total interest income	43,756	59,905	140,912	178,111

Interest expense:
Deposits	14,450	21,828	50,865	59,087
FHLBank Topeka advances and other borrowings	7,434	8,761	22,243	27,829

Total interest expense	21,884	30,589	73,108	86,916

Net interest income	21,872	29,316	67,804	91,195
Provision for loan losses	5,973	17,483	73,607	29,184

Net interest income (loss) after provision for loan losses	15,899	11,833	(5,803)	62,011

Noninterest income:
Fees and service charges	6,516	6,050	18,362	17,249
Debit card fees	1,050	871	3,039	2,492
Loss from real estate operations, net	(227)	(191)	(459)	(470)
Loss on impairment of securities	(355)	--	(949)	--
Net gain (loss) on sales of:
Loans held for sale	223	374	1,606	1,936
Real estate owned	(66)	147	(88)	(185)
Other operating income	1,778	273	2,664	830

Total noninterest income	8,919	7,524	24,175	21,852

Noninterest expense:
Salaries and employee benefits	11,382	13,010	36,014	39,306
Goodwill impairment	--	--	42,101	--
Occupancy, net	2,594	2,409	7,474	7,213
Data processing	497	610	1,764	1,807
Advertising	977	1,525	3,015	3,790
Other operating expense	6,073	10,108	17,810	19,858

Total noninterest expense	21,523	27,662	108,178	71,974

Income (loss) before income taxes	3,295	(8,305)	(89,806)	11,889
Income tax expense (benefit)	1,156	(2,425)	(18,317)	5,932

Net income (loss)	$2,139	$(5,880)	$(71,489)	$5,957

Net income (loss) per common share, basic	$0.13	$(0.35)	$(4.24)	$0.36

Net income (loss) per common share, diluted	$0.13	$(0.35)	$(4.24)	$0.35

Dividends declared per common share	$--	$0.08	$0.12	$0.23

Average common shares outstanding, basic (000’s)	16,855	16,758	16,875	16,679

Average common shares outstanding, diluted (000’s)	16,855	16,758	16,875	17,178

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity
Balance at December 31, 2006	$226	$358,733	$112,111	$(105,406)	$(11,664)	$(717)	$353,283

Common stock earned by employees
in Employee Stock Ownership Plan	--	1,951	--	--	1,129	--	3,080
Amortization of awards under the
Management Recognition and
Retention Plan	--	2,178	--	--	--	--	2,178
Amortization of stock options under
2003 Stock Option Plan	--	1,261	--	--	--	--	1,261
Repurchase of common stock
(7,111 shares)	--	--	--	(175)	--	--	(175)
Treasury stock reissued under 2003
Stock Option Plan	--	(108)	--	463	--	--	355
Excess tax benefit realized from stock-
based compensation plans	--	423	--	--	--	--	423
Dividends paid ($0.23 per common share)	--	--	(3,861)	--	--	--	(3,861)
Cumulative effect of adoption of FASB
Interpretation No. 48 on January 1, 2007	--	--	157	--	--	--	157
Comprehensive income:
Net income	--	--	5,957	--	--	--	5,957
Change in unrealized loss on
available for sale securities, net of
tax and reclassification adjustment	--	--	--	--	--	419	419

Total comprehensive income	--	--	5,957	--	--	419	6,376

Balance at September 30, 2007	$226	$364,438	$114,364	$(105,118)	$(10,535)	$(298)	$363,077

Balance at December 31, 2007	$226	$366,042	$94,630	$(105,008)	$(10,159)	$(141)	$345,590

Common stock earned by employees
in Employee Stock Ownership Plan	--	(27)	--	--	1,129	--	1,102
Amortization of awards under the
Management Recognition and
Retention Plan	--	1,001	--	--	--	--	1,001
Amortization of stock options under
2003 Stock Option Plan	--	683	--	--	--	--	683
Repurchase of common stock
(23,812 shares)	--	--	--	(216)	--	--	(216)
Treasury stock reissued under 2003
Stock Option Plan	--	(5)	--	23	--	--	18
Excess tax expense realized from stock-
based compensation plans	--	(459)	--	--	--	--	(459)
Dividends paid ($0.12 per common share)	--	--	(2,024)	--	--	--	(2,024)
Comprehensive loss:
Net loss	--	--	(71,489)	--	--	--	(71,489)
Change in unrealized loss on
available for sale securities, net of
tax	--	--	--	--	--	(469)	(469)

Total comprehensive loss	--	--	(71,489)	--	--	(469)	(71,958)

Balance at September 30, 2008	$226	$367,235	$21,117	$(105,201)	$(9,030)	$(610)	$273,737

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued) (Unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(71,489)	$5,957
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net discount accretion of investment and mortgage-backed securities	(1,889)	(1,073)
Premises and equipment depreciation and amortization	3,051	3,016
Amortization of other intangible assets	1,157	1,257
Accretion of discount on FHLBank Topeka advances	(191)	(191)
Employee Stock Ownership Plan compensation expense	1,102	3,080
2003 Management Recognition and Retention Plan compensation expense	1,001	2,178
2003 Stock Option Plan compensation expense	683	1,261
Net accretion of discounts on net loans	(232)	(2,781)
FHLBank Topeka stock dividend	(1,902)	(2,914)
Deferred income tax expense (benefit)	1,235	(11,780)
Goodwill impairment	42,101	--
Impairment of investment securities	949	--
Provision for loan losses	73,607	29,184
Provision for real estate owned losses	1,093	177
Provision for uncollectible receivable	-	4,767
Mortgage servicing rights originated, net	(1,694)	(1,229)
Mortgage servicing rights valuation allowance	76	--
Proceeds from sales of loans held for sale	299,607	235,307
Originations and purchases of loans held for sale	(300,185)	(234,548)
Excess tax expense (benefit) from stock-based compensation plans	459	(423)
Net (gain) loss on sales of:
Loans held for sale	(1,606)	(1,936)
Real estate owned	88	185
Premises and equipment	2	9
Changes in certain assets and liabilities:
Accrued interest receivable	2,825	(832)
Other assets	(19,892)	(19,749)
Accrued interest payable	(1,827)	(488)
Accrued expenses and other liabilities	(2,769)	5,456

Net cash provided by operating activities	25,360	13,890

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(363,918)	(230,338)
Proceeds from sale of investment and mortgage-backed securities, available for sale	--	10
Proceeds from maturities of investment securities, available for sale	331,484	187,281
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	3,110	4,651
Decrease in loans receivable	104,567	24,076
Sale of FHLBank Topeka stock	21,000	--
Additions to premises and equipment	(1,340)	(1,729)
Proceeds from sale of premises and equipment	3	--
Proceeds from sale of real estate owned	5,482	3,647

Net cash provided by (used in) investing activities	100,388	(12,402)

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued) (Unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	$(223,725)	$302,495
Net advances (repayment) on FHLBank Topeka line of credit, short-term
advances and other borrowings	13,453	(44,722)
Proceeds from FHLBank Topeka long-term advances and other borrowings	--	50,000
Repayments of FHLBank Topeka long-term advances and other borrowings	(25,168)	(200,160)
Net increase in advances from borrowers for taxes, insurance and
other escrow funds	(5,362)	(10,096)
Repurchase of common stock	(216)	(175)
Dividends paid on common stock	(2,024)	(3,861)
Excess tax benefit realized from the exercise of stock options	--	45
Excess tax benefit (expense) realized from the vesting of Management Recognition and
Retention Plan shares	(459)	378
Proceeds from the exercise of stock options	18	355

Net cash provided by (used in) financing activities	(243,483)	94,259

Net increase (decrease) in cash and cash equivalents	(117,735)	95,747
Cash and cash equivalents at beginning of period	241,461	86,808

Cash and cash equivalents at end of period	$123,726	$182,555

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$74,935	$87,404
Income taxes, net of refunds	$--	$17,265

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$19,089	$5,657

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

        The accompanying interim consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the entire calendar year 2008.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Earnings Per Share

        Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Diluted earnings per share is computed after giving consideration to the weighted average dilutive effect of our 2003 Stock Option Plan shares and 2003 Management Recognition and Retention Plan shares. All stock options are assumed to be 100% vested for purposes of EPS computations. Due to our net loss for the nine months ended September 30, 2008, no potentially dilutive shares were included in the loss per share calculation for the nine months ended September 30, 2008 as including such shares would be anti-dilutive. The following table is a reconciliation of basic and diluted EPS:

	For the Three Months Ended September 30,
	2008		2007
(In thousands, except per share data)	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Net income (loss)	$2,139	$2,139	$(5,880)	$(5,880)

Total weighted average basic common shares outstanding	16,855	16,855	16,758	16,758
Effect of dilutive securities:
2003 Stock Option Plan		--		--
2003 Management Recognition and Retention Plan		--		--

Total weighted average basic and diluted
common shares outstanding	16,855	16,855	16,758	16,758

Net income (loss) per common share	$0.13	$0.13	$(0.35)	$(0.35)

	For the Nine Months Ended September 30,
	2008		2007
(In thousands, except per share data)	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Net income (loss)	$(71,489)	$(71,489)	$5,957	$5,957

Total weighted average basic common shares outstanding	16,875	16,875	16,679	16,679
Effect of dilutive securities:
2003 Stock Option Plan		--		468
2003 Management Recognition and Retention Plan		--		31

Total weighted average basic and diluted
common shares outstanding	16,875	16,875	16,679	17,178

Net income (loss) per common share	$(4.24)	$(4.24)	$0.36	$0.35

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 — Investment and Mortgage-Backed Securities

        Investment Security Composition. The amortized cost, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$54	$--	$--	$54

Available for sale:
Mortgage-backed securities	3,628	42	55	3,615
U.S. Government securities and agency obligations	142,602	30	38	142,594
Corporate securities	4,054	--	449	3,605
Municipal obligations	11,995	25	37	11,983
Agency equity securities	23	--	--	23
Asset Management Fund - ARM Fund	5,377	--	471	4,906

Total investment and mortgage-backed
securities, available for sale	$167,679	$97	$1,050	$166,726

	December 31, 2007
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$70	$--	$--	$70

Available for sale:
Mortgage-backed securities	6,755	32	98	6,689
U.S. Government securities and agency obligations	105,428	18	33	105,413
Corporate securities	4,935	--	15	4,920
Municipal obligations	13,931	18	35	13,914
Agency equity securities	536	--	114	422
Asset Management Fund - ARM Fund	5,812	--	--	5,812

Total investment and mortgage-backed
securities, available for sale	$137,397	$68	$295	$137,170

        We believe all unrealized losses as of September 30, 2008 to be market related, with no permanent sector or issuer credit concerns or impairments. We had seven securities with unrealized losses totaling $76,000 for 12 consecutive months or longer as of September 30, 2008. The unrealized losses are believed to be temporary. Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. At September 30, 2008, we have the ability and intent to hold these securities until maturity.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Loans Receivable

        Loan Portfolio Composition. Loans receivable at September 30, 2008 and December 31, 2007 are summarized in the following table:

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$364,989	12.30%	$314,623	9.41%
Second mortgage residential	80,182	2.70	95,477	2.86
Multi-family residential	181,613	6.12	106,678	3.19
Commercial real estate	335,668	11.31	370,910	11.10
Land and land development	419,070	14.12	473,346	14.16
Residential construction	269,097	9.06	513,560	15.36
Commercial construction	424,898	14.31	540,797	16.18
Agriculture	100,533	3.39	91,068	2.72

Total real estate loans	2,176,050	73.31	2,506,459	74.98

Business	234,151	7.89	252,712	7.56

Agriculture - operating	106,980	3.60	100,365	3.00

Warehouse mortgage lines of credit	72,583	2.45	86,081	2.58

Consumer loans:
Home equity	58,649	1.98	72,517	2.17
Home equity lines of credit	123,734	4.17	120,465	3.60
Home improvement	39,057	1.31	46,045	1.38
Automobile	88,106	2.97	87,079	2.60
Other	69,022	2.32	71,141	2.13

Total consumer loans	378,568	12.75	397,247	11.88

Total loans	2,968,332	100.00%	3,342,864	100.00%

Unamortized premiums, discounts and
deferred loan fees	9,526		9,451
Loans in process (2)	(200,152)		(376,186)

Net loans	2,777,706		2,976,129
Allowance for loan losses	(62,964)		(66,540)

Net loans after allowance for loan losses	$2,714,742		$2,909,589

(1) Includes loans held for sale	$11,532		$9,348

(2) Loans in process represents the undisbursed portion of construction and land development loans.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Impaired Loans. Information about our impaired loans and the allowance for loan losses related to impaired loans is as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Impaired loans (1)	$158,136	$125,946
Allowance for loan losses related to impaired loans (2)	13,035	24,640

(1) Impaired loans are performing and nonperforming loans which management believes it will not collect all principal and interest due under the original loan terms.
(2) Allowance for loan losses related to impaired loans is included in the total allowance for loan losses of $63.0 million and $66.5 million at September 30, 2008 and December 31, 2007, respectively.

        The decrease in our allowance for loan losses related to impaired loans was primarily attributable to charge-offs during the nine months ended September 30, 2008.

Note 6 – Goodwill and Other Intangible Assets

        Goodwill. We recorded goodwill as a result of our 2004 acquisition of United Nebraska Financial Co. (“UNFC”). In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we tested this goodwill for impairment annually during the third quarter of each year, or between annual assessment dates whenever events or significant changes in circumstances indicate that the carrying value may be impaired. We performed a goodwill impairment test as of March 31, 2008 due to adverse changes in the business climate. As a result of a decline in the market value of our common stock to levels below our book value, we determined that the entire amount of our goodwill was impaired, and we recorded a $42.1 million goodwill impairment charge to write-off our goodwill at March 31, 2008. The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$--	$42,162	$42,101	$42,228
Adjustment due to adoption of FASB Interpretation No. 48	--	--	--	(66)
Realized tax benefit associated with United Nebraska Financial
Co. acquisition	--	(61)	--	(61)
Goodwill impairment	--	--	(42,101)	--

Balance at end of period	$--	$42,101	$--	$42,101

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

        Other Intangible Asset Activity. The changes in the carrying amount of acquired intangible assets for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$5,964	$7,544	$6,744	$8,391
Realized tax benefit associated with
United Nebraska Financial Co. acquisition	(543)	--	(543)	--
Amortization expense	(377)	(410)	(1,157)	(1,257)

Balance at end of period	$5,044	$7,134	$5,044	$7,134

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 — Mortgage Servicing Rights

        On January 1, 2007, we adopted SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”). In accordance with SFAS No. 156, we utilize the amortization method for all of our mortgage servicing right assets, thus, carrying our mortgage servicing rights at the “lower of cost or market” (fair value). Under the amortization method, we amortize mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as a result of newly acquired servicing assets is reported as net gain on sale of loans in the Consolidated Statements of Operations. Loan servicing fees, net of amortization of mortgage servicing rights, are recorded in fees and service charges in the Consolidated Statements of Operations.

        We primarily service one-to-four family residential mortgage loans. We obtain mortgage servicing right assets when we deliver loans, both originated and purchased, “as an agent” into the secondary market on a servicing-retained basis. Initial fair value of the servicing right is calculated by a discounted cash flow model based on market value assumptions at the time of origination.

        The balance of capitalized mortgage servicing rights, net of valuation allowances, at September 30, 2008 and December 31, 2007 was $16.1 million and $14.5 million, respectively. The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Serviced loan portfolio balance	$1,590,004	$1,459,498
Fair value	$17,936	$18,310
Prepayment speed	4.74% - 47.16%	6.62% - 26.07%
Weighted average prepayment speed	10.90%	10.37%
Fair value with 10% adverse change	$17,350	$17,860
Fair value with 20% adverse change	$16,744	$17,166
Discount rate	11.00% - 14.00%	9.50% - 13.00%
Weighted average discount rate	11.94%	10.63%
Fair value with 10% adverse change	$17,205	$17,866
Fair value with 20% adverse change	$16,477	$17,178

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Mortgage Servicing Rights Activity. The following table summarizes mortgage servicing rights activity including amortization expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$16,211	$12,930	$14,530	$12,467
Mortgage servicing rights capitalized	871	1,533	4,885	3,530
Amortization expense	(869)	(767)	(3,191)	(2,301)
Valuation adjustment	(65)	--	(76)	--

Balance at end of period	$16,148	$13,696	$16,148	$13,696

        Mortgage Servicing Rights Valuation Allowance. The valuation allowance on mortgage servicing rights is summarized in the following table for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$(11)	$--	$--	$--
Changes in mortgage servicing valuation reserve	(65)	--	(76)	--

Balance at end of period	$(76)	$--	$(76)	$--

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Deposits

        Deposit Composition. Deposits at September 30, 2008 and December 31, 2007 are summarized in the following table:

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$157,292	--%	$164,275
Savings	2.00	206,812	3.55	188,613
Interest-bearing checking	0.77	311,151	1.12	328,267
Money market	1.31	264,995	2.81	350,276

Total transaction accounts	1.06	940,250	1.96	1,031,431

Total transaction accounts as a
percentage of total deposits		42.61%		42.44%

Time deposits:
0.00% to 0.99%		34		20
1.00% to 1.99%		395		101
2.00% to 2.99%		340,489		3,879
3.00% to 3.99%		621,414		129,910
4.00% to 4.99%		275,597		398,325
5.00% to 5.99%		28,640		866,878

Total time deposits	3.59	1,266,569	4.96	1,399,113

Total time deposits as a
percentage of total deposits		57.39%		57.56%

Total deposits	2.51%	$2,206,819	3.69%	$2,430,544

        Time Deposit Maturity. The scheduled maturities of time deposits at September 30, 2008 are presented in the following table:

(Dollars in thousands)	Amount	Percent
Amount Maturing During the 12 Months Ending:
September 30, 2009	$1,009,547	79.71%
September 30, 2010	234,011	18.48
September 30, 2011	9,822	0.78
September 30, 2012	5,508	0.43
September 30, 2013	7,567	0.59
Thereafter	114	0.01

Total time deposits	$1,266,569	100.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Time Deposits of $100,000 or More. The following table shows the maturities of our time deposits of $100,000 or more at September 30, 2008 by the time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
December 31, 2008	$74,776	4.31%
March 31, 2009	75,475	3.14
June 30, 2009	36,936	3.65
September 30, 2009	65,034	3.66
Thereafter	56,107	3.89

Total time deposits of $100,000 or more	$308,328	3.73%

        Time Deposits of $250,000 or More. The Emergency Economic Stabilization Act of 2008 included a provision that temporarily raises the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit on non-retirement accounts from $100,000 to $250,000 per account holder per institution. This increase in the insurance coverage limit is effective until December 31, 2009. The following table shows the maturities of our time deposits of $250,000 or more at September 30, 2008 by the time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
December 31, 2008	$18,854	4.55%
March 31, 2009	19,573	3.05
June 30, 2009	10,272	3.93
September 30, 2009	5,703	3.71
Thereafter	10,085	4.14

Total time deposits of $250,000 or more	$64,487	3.86%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 – FHLBank Topeka Advances and Other Borrowings

        At September 30, 2008 and December 31, 2007, we were indebted on notes as shown in the following table:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Permanent fixed-rate notes payable to
the FHLBank Topeka	$8,836	$9,195
Convertible fixed-rate notes payable to
the FHLBank Topeka	600,000	625,000
Retail repurchase agreements	37,618	24,165
Junior subordinated debentures	30,928	30,928

Total FHLBank Topeka advances and
other borrowings	$677,382	$689,288

Weighted average interest rate	4.34%	4.50%

        The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the FHLBank Topeka (“FHLBank”). We did not have an outstanding balance on our FHLBank line of credit at both September 30, 2008 and December 31, 2007. The line of credit with the FHLBank expires in November 2008. We expect the line of credit agreement to be renewed in the ordinary course of business.

        Pursuant to our collateral agreement with the FHLBank, such advances are secured by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans. Under our collateral agreement with the FHLBank, our borrowing capacity at September 30, 2008 was $742.2 million. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

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

        Stock-Based Employee Compensation Expense. Amounts recognized in the financial statements with respect to our Employee Stock Ownership Plan (“ESOP”) and stock-based employee compensation plans are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Stock-based employee compensation expense:
Employee Stock Ownership Plan	$164	$885	$1,012	$2,940
Management Recognition and Retention Plan	47	726	1,001	2,178
2003 Stock Option Plan	22	420	683	1,261

Amount of stock-based compensation expense,
before income tax benefit	$233	$2,031	$2,696	$6,379

Amount of related income tax benefit recognized	$77	$504	$928	$1,517

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(Dollars in thousands, except for share data)	2008	2007	2008	2007
Employee Stock Ownership Plan compensation expense	$164	$885	$1,012	$2,940
Employee Stock Ownership Plan shares allocated to employees	790,128	639,627	790,128	639,627
Employee Stock Ownership Plan shares unallocated	1,015,878	1,166,379	1,015,878	1,166,379
Fair value of Employee Stock Ownership Plan unallocated shares	$5,211	$30,874	$5,211	$30,874

        Management Recognition and Retention Plan. We established the 2003 Management Recognition and Retention Plan (“MRRP”) which is a stock-based incentive plan. The shares awarded by the MRRP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market value of our stock as of the date the awards were made. Stockholders approved 903,003 shares to be granted under the MRRP and 85,283 shares are still available for future grants as of September 30, 2008. The following table summarizes shares of our common stock that were subject to award and have been granted pursuant to the MRRP as of September 30, 2008 and 2007:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2008	2007	2008	2007
Nonvested shares outstanding at beginning of period	21,370	176,220	168,720	328,940
Shares granted	10,000	--	15,370	--
Shares vested	--	--	(152,720)	(152,720)
Shares forfeited	--	--	--	--

Nonvested shares outstanding at end of period	31,370	176,220	31,370	176,220

        Compensation expense related to the MRRP totaled $47,000 and $726,000 for the three-month periods ended September 30, 2008 and 2007, respectively. Compensation expense related to the MRRP totaled $1.0 million and $2.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The weighted average grant date fair value of outstanding shares awarded by the MRRP was $15.57 and $18.64 at September 30, 2008 and 2007, respectively. As of September 30, 2008, we had $324,000 of total unrecognized employee compensation expense related to unvested MRRP shares which are expected to be recognized over a weighted average period of 29 months. We realized excess tax benefits related to MRRP shares of zero and $5,000 during the three months ended September 30, 2008 and 2007, respectively. We realized excess tax benefits related to MRRP shares of $10,000 and $378,000 during the nine months ended September 30, 2008 and 2007, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Stock Option Plan. We established the 2003 Stock Option Plan (“SOP”) under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the fair value of our stock options as of the date the awards were made. The exercise price of the options is equal to the market price of the common stock on the grant date. Stockholders approved 2,257,508 stock options to be granted under the SOP and 349,758 of these stock options remain available for future grants as of September 30, 2008.

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

        The following table details the inputs into the Black-Scholes model for stock options granted during the three and nine months ended September 30, 2008.

Three and Nine Months Ended
September 30, 2008
Dividend yield	0.50%
Expected volatility	46.03%
Risk-free interest rate	4.00%
Expected life of stock options	8 years
Weighted average fair value of stock options granted	$2.85

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Stock Option Activity. The following table details stock options granted, exercised and forfeited during the three months ended September 30, 2008:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at June 30, 2008	1,790,726	$17.92
Stock options granted	10,000	5.33
Stock options exercised	--	--
Stock options forfeited	(1,000)	--

Stock options outstanding at September 30, 2008	1,799,726	$17.85	4.6	$--

Stock options exercisable at September 30, 2008	1,775,726	$17.88	4.6	$--

        The following table details stock options granted, exercised and forfeited during the three months ended September 30, 2007:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at June 30, 2007	1,798,226	$17.92
Stock options granted	--	--
Stock options exercised	--	--
Stock options forfeited	--	--

Stock options outstanding at September 30, 2007	1,798,226	$17.92	5.6	$15,400

Stock options exercisable at September 30, 2007	1,410,676	$17.88	5.6	$12,100

        The following table details stock options granted, exercised and forfeited during the nine months ended September 30, 2008:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2007	1,792,226	$17.92
Stock options granted	10,000	5.33
Stock options exercised	(1,000)	17.83
Stock options forfeited	(1,500)	17.83

Stock options outstanding at September 30, 2008	1,799,726	$17.85	4.6	$--

Stock options exercisable at September 30, 2008	1,775,726	$17.88	4.6	$--

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

        The following table details the intrinsic value, cash received and tax benefit realized from the exercise of stock options during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Intrinsic value (market value on the
exercise date less the strike price)	$--	$--	$5	$228
Cash received from the exercise of
stock options	--	--	18	355
Tax benefit realized from the
exercise of stock options	--	--	--	50

        At September 30, 2008, there was $80,000 of total unrecognized compensation expense related to unvested stock options that will be expensed over a weighted average period of 29 months.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – Unrecognized Tax Benefits

        We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, on January 1, 2007 and, as a result, recognized no material adjustment in our liability for unrecognized tax benefits. Unrecognized tax benefits, excluding interest and penalties, were $150,000 at September 30, 2008. Unrecognized tax benefits of $147,000 and interest and penalties of $8,000 would favorably affect our effective tax rate if recognized in future periods. The following table summarizes our unrecognized tax benefits for the nine months ended September 30, 2008:

(Dollars in thousands)	Unrecognized Tax Benefits
Unrecognized tax benefits at December 31, 2007	$4,336
Changes in unrecognized tax benefits for the nine months ended:
September 30, 2008	(127)
Changes in unrecognized tax benefits due to lapse of statute of limitations	(566)
Changes in unrecognized tax benefits related to deferred loan fees due to a change
in a tax accounting method approved by the Internal Revenue Service	(3,493)

Unrecognized tax benefits at September 30, 2008	$150

        Any interest and penalties related to uncertain tax positions are recorded in income tax expense in the Consolidated Statements of Operations. At September 30, 2008, we had approximately $8,000 of accrued interest payable related to uncertain tax positions recorded in our Consolidated Statements of Financial Condition.

        We anticipate that a reduction in unrecognized tax benefits of up to $32,000 is reasonably possible during the next 12 months. This potential reduction is primarily attributable to the expiration of the statute of limitations related to the 2005 tax period.

        The tax years of 2005 through 2007 remain open for examination by federal and state taxing authorities.

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

        Changes in the fair value of available for sale investment securities are included in other comprehensive income (loss) to the extent the changes are not considered other than temporary impairments. Other than temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other than temporary results in a write-down to estimated fair value. These write-downs are included as a component of earnings as realized losses. We recorded impairment charges of $355,000 and $949,000 during the three and nine months ended September 30, 2008, respectively.

        Municipal obligations, mortgage-backed securities and agency equity securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

        Derivatives. Our derivative instruments are loan commitments and forward loan sales related to personal mortgage loan origination activity. The fair values of mortgage loan commitments and forward sales contracts are based on quoted prices for similar loans in the secondary market. However, these prices are adjusted by a factor which considers the likelihood that the commitment will ultimately result in a closed loan. Based on the unobservable nature of this adjustment, these measurements are classified as Level 3. The fair value of derivatives was $151,000 and $136,000 at September 30, 2008 and December 31, 2007, respectively. The $15,000 change in the fair value amount is included in the gain on the sale of loans in the accompanying Consolidated Statements of Operations.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities, available for sale:
Mortgage-backed securities	$--	$3,615	$--	$3,615
U.S. Government securities and
agency obligations	142,594	--	--	142,594
Corporate securities	3,605	--	--	3,605
Municipal obligations	--	11,983	--	11,983
Agency equity securities	--	23	--	23
Asset Management Fund - ARM Fund	4,906	--	--	4,906

Total investment securities, available for sale	151,105	15,621	--	166,726

SFAS No. 133 derivatives:
Loan commitments	--	--	382	382
Forward loan sales	--	--	(231)	(231)

Total SFAS No. 133 derivatives	--	--	151	151

Total assets measured at fair value	$151,105	$15,621	$151	$166,877

Valuation methods for instruments measured at fair value on a nonrecurring basis

        The following is a description of our valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis. Except as noted below for impaired loans, no fair value adjustments on these instruments were recognized in the current period.

        Collateral Dependent Impaired Loans. While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, we rely on external appraisals and assessment of property values by our internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. The carrying value of these impaired loans was $158.1 million at September 30, 2008. Charge-offs on impaired loans during the three and nine months ended September 30, 2008 were $7.3 million and $78.2 million, respectively. The related allowance increased by $328,000 for the three months ended September 30, 2008 and decreased by $11.6 million for the nine months ended September 30, 2008, respectively. The allowance for loan losses related to impaired loans was $13.0 million at September 30, 2008 compared to $24.6 million at December 31, 2007.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio consists primarily of fixed rate single-family residential real estate loans.

        Single-family residential real estate loan measurements are based on quoted market prices for similar loans in the secondary market. These measurements are classified as Level 2 as they utilize quoted market prices for similar assets in an active market.

        FHLBank Topeka Stock. At September 30, 2008, we held $46.7 million of FHLBank Topeka stock which represents our carrying value which is approximately equal to fair value. Fair value measurements for these securities are classified as Level 3 based on their undeliverable nature related to credit risk.

        Mortgage Servicing Rights. We initially measure our mortgage servicing rights at fair value, and amortize them over the period of estimated net servicing income. They are periodically assessed for impairment based on fair value at the reporting date. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates and other ancillary income, including late fees. The fair value measurements are classified as Level 3. A valuation allowance of $76,000 was recorded as a reduction of fees and services charges during the nine months ended September 30, 2008. The valuation allowance was zero at December 31, 2007.

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

        Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our results of operations are also affected by our provision for loan losses, noninterest income, noninterest expense and income tax expense. Noninterest income generally includes fees and service charges, debit card fees, net income from real estate operations, net gain on sales of investment securities, loans held for sale and real estate owned and other operating income. Noninterest expense consists of salaries and employee benefits, occupancy, data processing, advertising and other operating expense. Our results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, governmental policies and actions of regulatory authorities.

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

        TransLand Financial Services Loan Sale. On June 25, 2008, we announced the sale of over 300 delinquent residential construction loans previously originated by TransLand Financial Services Inc. (“TransLand”), a Florida-based mortgage brokerage firm. This sale comprised $12.7 million, net of charge-offs, of our total nonperforming residential construction loans.

        Loan Production Office Closings. On June 30, 2008, we announced the closing of all of our loan production offices in an effort to focus our lending activity in our primary market area of Nebraska, Iowa and Kansas. We completed the closure of all of our loan production offices during the three months ended September 30, 2008. The lending offices that were closed were located in Phoenix, Arizona; Colorado Springs, Denver and Fort Collins, Colorado; Orlando, Florida; Minneapolis, Minnesota; Las Vegas, Nevada and Charlotte and Raleigh, North Carolina. We will continue to service loans made to existing customers. At the current time, customer transition and collection support functions for existing customers will continue in Charlotte, Las Vegas, Minneapolis and Orlando.

        Board of Director Appointment. On September 22, 2008, we announced that Ann Lindley Spence had submitted her resignation as a director of the Company and the Bank. On that same day, to fill the vacancy created by Ms. Spence’s retirement, the Company’s Board of Directors appointed Samuel P. Baird as an independent director of the Company for a term expiring at the 2010 annual meeting of stockholders. Mr. Baird, who was Director of the Nebraska Department of Banking and Finance from 1999-2004, has over 35 years of experience in banking, real estate, insurance and law. Mr. Baird was also appointed to the Audit and Compensation Committees of the Company’s Board of Directors as well as director of the Bank.

        Regulatory Developments. As a result of operating losses which were reported during the previous four quarterly periods during the current economic downturn, the Company is subject to certain limitations imposed by the Office of Thrift Supervision (“OTS”). We are restricted from: (1) paying dividends, (2) repurchasing common stock, and (3) making any payments on trust preferred securities without the prior written notice of non-objection of the OTS. To support our capital position during the current period of market volatility, the Bank currently has no requests pending before the OTS to pay dividends or repurchase stock. The Company has also agreed with the OTS to contribute additional capital above levels required for the Bank to be deemed “well-capitalized” for regulatory purposes. The Company has contributed $19.1 million to the Bank during the first nine months of 2008 and subsequent to September 30, 2008, contributed an additional $10.0 million to the Bank. The Bank is required to maintain a ratio of 11.0% (as opposed to 10.0%) with respect to total risk-based capital to risk-weighted assets and a ratio of 8.5% (as opposed to 6.0%) with respect to Tier 1 capital to risk-weighted assets. As of September 30, 2008, the Bank exceeded these elevated ratios before the subsequent $10.0 million capital contribution. See Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital.

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

In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of potential loss.

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

        We review our core deposit intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to the identifiable intangible assets. No events or circumstances triggered an impairment analysis of our core deposit intangible assets during the nine months ended September 30, 2008.

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

        Under current federal income tax rules we have the ability to carry back net operating losses two years and recover federal income taxes paid. Therefore, we expect to generate federal income tax cash refunds for the net operating loss we will incur for 2008. We utilize this ability to carry back our federal net operating losses to support our position that the benefit of our deferred tax assets will be realized. Furthermore, we will have exhausted our ability to carry back net operating losses at December 31, 2008. If we continue to experience net losses and our future level of net deferred tax assets should increase in 2009, we may be required to establish a valuation allowance against our deferred tax assets. For example, in the event our provision for loan losses significantly exceeds our loan charge-offs in future years, we may be required to establish a valuation allowance against our deferred tax assets. The establishment of a valuation allowance related to our deferred tax assets could adversely affect our future results of operations.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Assets

        General. Our total assets were $3.2 billion at September 30, 2008, a decrease of $321.0 million, or 9.1%, compared to $3.5 billion at December 31, 2007.

        Cash and Cash Equivalents. Our cash and cash equivalents totaled $123.7 million at September 30, 2008, a decrease of $117.7 million, or 48.8%, compared to $241.5 million at December 31, 2007. The decrease was primarily attributable to decreases in deposits and FHLBank advances and an increase in investment securities.

        Investment Securities. Our available for sale investment securities totaled $163.1 million at September 30 , 2008, an increase of $32.6 million, or 25.0%, compared to $130.5 million at December 31, 2007. During the nine months ended September 30, 2008, security purchases totaled $363.9 million which were substantially offset by maturing investment securities totaling $331.5 million. The securities purchased during 2008 were primarily agency obligations that were purchased to collateralize deposits. Losses due to other-than-temporary impairment were $355,000 and $949,000 on investment securities for the three and nine months ended September 30, 2008, respectively.

        Mortgage-Backed Securities. Our mortgage-backed securities, all of which are recorded as available for sale, totaled $3.6 million at September 30, 2008, a decrease of $3.1 million, or 46.0%, compared to $6.7 million at December 31, 2007. The decrease in our mortgage-backed securities was the result of $3.1 million of principal payments received during the nine months ended September 30, 2008.

        Loans Receivable. Net loans totaled $2.8 billion at September 30, 2008, a decrease of $198.4 million, or 6.7%, compared to $3.0 billion at December 31, 2007. During the nine months ended September 30, 2008, we originated $948.9 million of loans (exclusive of warehouse mortgage lines of credit) and purchased $339.4 million of loans. These increases were offset by $1.3 billion of principal repayments and charge-offs and $340.6 million of loan sales. The following table details the composition of our loan portfolio at the dates indicated:

(Dollars in thousands)	September 30, 2008	December 31, 2007	Increase (Decrease)	% Change
One-to-four family residential (1)	$364,989	$314,623	$50,366	16.01%
Second mortgage residential	80,182	95,477	(15,295)	(16.02)
Multi-family residential	181,613	106,678	74,935	70.24
Commercial real estate	335,668	370,910	(35,242)	(9.50)
Land and land development	419,070	473,346	(54,276)	(11.47)
Residential construction	269,097	513,560	(244,463)	(47.60)
Commercial construction	424,898	540,797	(115,899)	(21.43)
Agriculture - real estate	100,533	91,068	9,465	10.39
Business	234,151	252,712	(18,561)	(7.34)
Agriculture - operating	106,980	100,365	6,615	6.59
Warehouse mortgage lines of credit	72,583	86,081	(13,498)	(15.68)
Consumer	378,568	397,247	(18,679)	(4.70)

Total loans	2,968,332	3,342,864	(374,532)	(11.20)

Unamortized premiums, discounts
and deferred loan fees	9,526	9,451	75	0.79
Loans in process (2):
Land and land development	(55,336)	(84,765)	29,429	(34.72)
Residential construction	(41,037)	(139,514)	98,477	(70.59)
Commercial construction	(103,779)	(151,907)	48,128	(31.68)

Net loans	$2,777,706	$2,976,129	$(198,423)	(6.67)%

(1) Includes loans held for sale	$11,532	$9,348	$2,184	23.36%

(2) Loans in process represents the undisbursed portion of construction and land development loans.

        At September 30, 2008, the outstanding balance (net of loans in process) of our residential construction loans was $228.1 million, a decrease of $146.0 million, or 39.0%, compared to $374.0 million at December 31, 2007. The outstanding balance (net of loans in process) of our land and land development loans was $363.7 million at September 30, 2008, a decrease of $24.8 million, or 6.4%, compared to $388.6 million at December 31, 2007. The outstanding balance (net of loans in process) of our commercial construction loans was $321.1 million at September 30, 2008, a decrease of $67.8 million, or 17.4%, compared to $388.9 million at December 31, 2007.

        The increase in multi-family residential loans at September 30, 2008 was primarily the result of the completion of construction on several multi-family development projects. Upon completion of construction, the loans were reclassified to multi-family residential from commercial construction.

        The decrease in net loans at September 30, 2008 was primarily attributable to a decrease in loan originations. We have also tightened our credit policies and reduced our exposure in selected business lines and geographic markets due to the continued deterioration in these real estate markets and the economy in general. See “Loan Quality and Nonperforming Assets” for a discussion on the business lines and geographic markets in which we have reduced our exposure.

        Redefining our Primary Lending Market Area. As previously discussed, on June 30, 2008 we announced the closing of all of our loan production offices in an effort to focus our lending activity in our primary market area of Nebraska, Iowa and Kansas. At September 30, 2008, $1.6 billion, or 52.5%, of our total loans were secured by property located in Nebraska, Iowa and Kansas. Loans collateralized by property in states in which we formerly operated a loan production office (Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina) totaled $815.5 million, or 27.5%, of our total loan portfolio at September 30, 2008. Loans in all other states totaled $594.7 million, or 20.0%, of our total loan portfolio.

        Loan Portfolio Concentration by State. The following table details the concentration of our total loan portfolio by state at the dates indicated:

(Dollars in thousands)	At September 30, 2008%		At December 31, 2007%
Within our Primary Market Area:
Nebraska	$1,366,529	46.04%	$1,367,659	40.91%
Iowa	126,008	4.24	135,885	4.06
Kansas	65,575	2.21	69,180	2.07

Total within our primary market area	1,558,112	52.49	1,572,724	47.04

Within Former Loan Production Office States:
Nevada	199,173	6.71	247,260	7.40
Colorado	197,722	6.66	237,441	7.10
Arizona	143,249	4.83	161,339	4.83
Minnesota	120,602	4.06	157,985	4.73
North Carolina	73,446	2.48	121,594	3.64
Florida	81,328	2.74	168,765	5.05

Total within former loan production office states	815,520	27.48	1,094,384	32.75

Other States:
South Carolina	73,970	2.49	103,153	3.09
California	63,896	2.15	78,817	2.36
Texas	78,699	2.65	74,390	2.22
Illinois	68,237	2.30	70,891	2.12
Oregon	43,324	1.46	37,266	1.11
Washington	21,445	0.72	29,736	0.89
Other States	245,129	8.26	281,503	8.42

Total other states	594,700	20.03	675,756	20.21

Total loans	$2,968,332	100.00%	$3,342,864	100.00%

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

        During 2007 and 2008, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent) and impaired loans increased significantly due to deterioration in the nation’s economic conditions. The real estate market did not show improvement during the first nine months of 2008, placing continued financial stress on customers, particularly those engaged in residential development. This downturn in the residential housing market has reduced demand and market prices for developed residential lots and vacant land as well as completed homes. Where there is reduced demand for new homes, certain residential developers may be required to hold their properties for longer periods of time or be forced to sell their properties at a significantly reduced price which may result in greater holding costs and lower or deferred cash inflows. These factors have resulted in, and may continue to result in, greater credit risks for lenders. Additionally, significantly tightened credit standards have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans.

        Our current levels of delinquent, nonperforming and impaired loans are primarily attributable to the continued deterioration in the real estate market and the economy in general. We have been further impacted by the erosion of property values and an overall increase in housing inventory (both developed lots and completed houses) in many of the areas of the country in which we do business and where the collateral for our loans resides. In response to these conditions, we have tightened credit policies and reduced our exposure in selected business lines and geographic markets.

        Delinquent Loans. The following table shows loans delinquent 30 - 89 days in our loan portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2008	December 31, 2007
One-to-four family residential	$4,622	$5,798
Second mortgage residential	988	1,499
Multi-family residential	593	2,019
Commercial real estate	70	5,268
Land and land development	9,456	15,997
Residential construction	17,654	8,263
Commercial construction	10,909	--
Agriculture - real estate	58	4,723
Business	1,522	3,247
Agriculture - operating	20	93
Consumer	4,196	5,560

Total delinquent loans	$50,088	$52,467

Delinquent loans as a percentage of
net loans before allowance for loan losses	1.80%	1.76%

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

(Dollars in thousands)	September 30, 2008	December 31, 2007
Nonperforming loans:
One-to-four family residential	$6,574	$7,029
Second mortgage residential	850	487
Multi-family residential	424	603
Commercial real estate	5,508	590
Land and land development	64,464	38,708
Residential construction	41,773	57,709
Commercial construction	18,534	19,184
Agriculture - real estate	159	159
Business	1,126	1,268
Agriculture - operating	134	134
Consumer	1,500	2,619

Total nonperforming loans	141,046	128,490
Real estate owned and repossessed assets, net (1)	18,831	6,405

Total nonperforming assets	159,877	134,895
Troubled debt restructurings	19,852	19,569

Total nonperforming assets and troubled debt restructurings	$179,729	$154,464

Total nonperforming loans as a percentage of net loans	5.08%	4.32%

Total nonperforming assets as a percentage of total assets	4.97%	3.81%

Total nonperforming assets and troubled debt restructurings
as a percentage of total assets	5.59%	4.37%

(1) Real estate owned and repossessed assets balances are shown net of related loss allowances. Includes both real property and other repossessed collateral.

        Delinquent and Nonperforming Loans by State. The following table details our delinquent and nonperforming loans by state, on a net loan basis, as of September 30, 2008:

(Dollars in thousands)	Net Loan Balance at September 30, 2008	Loans,300-889 Days Delinquent	Nonperforming Loans	Total Delinquent and Nonperforming Loans
Within our Primary Market Area:
Nebraska	$1,316,581	$13,184	$16,533	$29,717
Iowa	109,475	265	565	830
Kansas	65,132	47	3	50

Total within our primary market area	1,491,188	13,496	17,101	30,597

Within Former Loan Production Office States:
Nevada	184,442	2,124	79,501	81,625
Colorado	173,979	8,596	33	8,629
Arizona	123,670	2,096	10,595	12,691
Minnesota	117,599	474	3,064	3,538
Florida	77,459	4,508	14,229	18,737
North Carolina	64,290	4,567	4,897	9,464

Total within former loan production office states	741,439	22,365	112,319	134,684

Other States:
South Carolina	64,775	6,493	9,486	15,979
California	63,897	1,114	604	1,718
Other States	416,407	6,620	1,536	8,156

Total other states	545,079	14,227	11,626	25,853

Total net loans	$2,777,706	$50,088	$141,046	$191,134

        Nonperforming Loans. At September 30, 2008, our nonperforming loans totaled $141.0 million of which $17.1 million, or 12.1%, was secured by property located in our primary market area of Nebraska, Iowa and Kansas. Former loan production office states had $112.3 million, or 79.6%, of total nonperforming loans at September 30, 2008. Other states comprised the remaining $11.6 million, or 8.3%, of nonperforming loans at September 30, 2008.

        The change in the nonperforming loans is primarily attributable to the following:

Land and Land Development. At September 30, 2008, nonperforming land development loans consisted of 16 residential properties in the Las Vegas, Nevada area totaling $50.5 million, seven residential properties in Nebraska totaling $4.3 million, six residential properties in Arizona totaling $3.9 million, one residential property in Florida totaling $3.8 million and eight residential properties located in other states totaling $2.0 million. With the exception of a very limited number of local or existing borrowers, we have not committed to any additional land and land development loans since the end of 2006.

Residential Construction Loans. Due to the continued erosion of housing values and increased housing inventory in several markets throughout the country, we have, and may continue to experience, increased levels of nonperforming residential construction loans. Nonperforming residential construction loans totaled $41.8 million at September 30, 2008, a decrease of $15.9 million, or 27.6%, compared to $57.7 million at December 31, 2007. At September 30, 2008, our nonperforming residential construction loans primarily consisted of six properties in Nevada totaling $10.5 million, 16 properties in South Carolina totaling $9.2 million, seven properties in Florida totaling $7.4 million, eight properties in Arizona totaling $6.7 million, 11 properties in North Carolina totaling $4.4 million, 10 properties in Nebraska totaling $2.0 million and three properties in Minnesota totaling $1.6 million. The decrease in nonperforming residential construction loans is primarily the result of net charge-offs of $27.1 million during the nine months ended September 30, 2008 and the sale of the delinquent TransLand portfolio.

On June 25, 2008, we sold over 300 delinquent residential construction loans previously originated by TransLand. This sale of TransLand-related loans, net of charge-offs, represented $12.7 million of our total nonperforming residential construction loans.

Commercial Construction. Nonperforming commercial construction loans totaled $18.5 million at September 30, 2008. These nonperforming commercial construction loans represent two upscale condominium developments located in the Las Vegas metro area. We continue in our efforts to negotiate contracts to complete both projects with local builders under the supervision of a receiver or court-appointed trustee.

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

        Real Estate Owned and Repossessed Asset Activity. The following table sets forth the activity of our real estate owned and repossessed assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$15,665	$5,368	$6,405	$5,264
Loan foreclosures and other additions	6,693	2,537	19,089	5,657
Sales	(3,204)	(1,055)	(5,482)	(3,647)
Provisions for losses	(257)	(85)	(1,093)	(177)
Net gain (loss) on disposal	(66)	147	(88)	(185)

Balance at end of period	$18,831	$6,912	$18,831	$6,912

        At September 30, 2008, real estate owned consisted primarily of 66 residential properties totaling $11.5 million and six commercial properties totaling $7.3 million. Our level of real estate owned and repossessed assets may continue to increase in future periods. Additionally, our holding period and provision for losses on real estate owned may increase in future periods due to continued deterioration of the real estate market and the economy in general.

        Allowance for Loan Losses. The activity in the allowance for loan losses during the three and nine months ended September 30, 2008 and 2007 is summarized in the following table:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Allowance for loan losses at beginning of period	$64,838	$43,213	$66,540	$33,129
Charge-offs:
One-to-four family residential	(237)	(65)	(7,738)	(202)
Second mortgage residential	(42)	(188)	(234)	(241)
Multi-family residential	--	--	(118)	--
Land and land development	(5,195)	--	(31,605)	(2)
Commercial real estate	(49)	(4)	(49)	(103)
Residential construction	(1,022)	(343)	(27,856)	(713)
Commercial construction	(1,863)	--	(6,730)	--
Business	(131)	(1,258)	(3,303)	(1,639)
Consumer	(566)	(515)	(2,381)	(1,566)

Total charge-offs	(9,105)	(2,373)	(80,014)	(4,466)
Recoveries on loans previously charged-off	1,111	470	2,196	946
Change in reserve for unfunded loan commitments	147	--	635	--
Provision for loan losses	5,973	17,483	73,607	29,184

Allowance for loan losses at end of period	$62,964	$58,793	$62,964	$58,793

Allowance for loan losses as a percentage
of net loans	2.27%	1.95%	2.27%	1.95%
Allowance for loan losses as a percentage of
nonperforming loans	44.64%	75.04%	44.64%	75.04%
Ratio of net charge-offs during the period as a
percentage of average loans outstanding	1.18%	0.25%	3.73%	0.16%
during the period

        During the three months ended September 30, 2008 and 2007, we charged-off, net of recoveries, $8.0 million and $1.9 million, respectively. For the nine months ended September 30, 2008 and 2007, we charged-off $77.8 million and $3.5 million, respectively. Charge-offs, net of recoveries, during the nine months ended September 30, 2008 consisted primarily of $31.5 million of land and land development loans, $27.1 million of residential construction loans, $7.7 million of one-to-four family residential loans, $6.7 million of commercial construction loans, $2.3 million of business loans and $2.2 million of consumer loans. Elevated provisions for loan losses may continue to negatively affect our financial performance in future periods.

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

	Nonperforming Loans			Impaired Loans
(Dollars in thousands)	September 30, 2008	December 31, 2007	$ Change	September 30, 2008	December 31, 2007	$ Change
One-to-four family residential	$6,574	$7,029	$(455)	$6,593	$--	$6,593
Second mortgage residential	850	487	363	850	50	800
Multi-family residential	424	603	(179)	424	603	(179)
Commercial real estate	5,508	590	4,918	5,876	482	5,394
Land and land development	64,464	38,708	25,756	70,674	51,120	19,554
Residential construction	41,773	57,709	(15,936)	46,531	51,885	(5,354)
Commercial construction	18,534	19,184	(650)	24,140	19,184	4,956
Agriculture - real estate	159	159	--	338	--	338
Business	1,126	1,268	(142)	1,563	765	798
Agriculture - operating	134	134	--	134	24	110
Consumer	1,500	2,619	(1,119)	1,013	1,833	(820)

Total	$141,046	$128,490	$12,556	$158,136	$125,946	$32,190

	At September 30, 2008
(Dollars in thousands)	Nonperforming Loans	Impaired Loans
Within our Primary Market Area:
Nebraska	$16,533	$26,721
Iowa	565	562
Kansas	3	--

Total within our primary market area	17,101	27,283

Within Former Loan Production Office States:
Nevada	79,501	82,731
Colorado	33	3,204
Arizona	10,595	11,059
Minnesota	3,063	3,018
Florida	4,897	14,296
North Carolina	14,229	5,189

Total within former loan production office states	112,318	119,497

Other States:
South Carolina	9,487	9,487
California	604	599
Other States	1,536	1,270

Total other states	11,627	11,356

Total net loans	$141,046	$158,136

        Our allowance for loan losses related to impaired loans totaled $13.0 million at September 30, 2008 compared to $24.6 million at December 31, 2007. Actual losses are dependent upon future events and, as such, further changes to the level of allowance for loan losses may become necessary based on changes in economic conditions and other factors.

        FHLBank Topeka Stock. FHLBank Topeka (“FHLBank”) stock totaled $46.7 million at September 30, 2008, a decrease of $19.1 million, or 29.0%, compared to $65.8 million at December 31, 2007. The decrease was attributable to a stock redemption totaling $21.0 million partially offset by FHLBank dividends paid in stock received during the nine months ended September 30, 2008 totaling $1.9 million.

        Premises and Equipment. Premises and equipment decreased $1.7 million, or 4.5%, to $36.3 million at September 30, 2008 compared to $38.0 million at December 31, 2007. The decrease was attributable to $3.1 million of depreciation and amortization expense which was partially offset by $1.3 million in asset additions.

        Goodwill. At December 31, 2007 we had $42.1 million of goodwill that was recorded as a result of our 2004 acquisition of UNFC. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we tested this goodwill for impairment annually during the third quarter of each year, or between annual assessment dates whenever events or significant changes in circumstances indicated that the carrying value may be impaired. We performed a goodwill impairment test as of March 31, 2008 due to adverse changes in the business climate. As a result of a decline in the market value of our common stock to levels below our book value, we determined that the entire amount of our goodwill was impaired, and we recorded a $42.1 million goodwill impairment charge to write-off our goodwill at March 31, 2008.

        Other Intangible Assets. Other intangible assets totaled $5.0 million at September 30, 2008, a decrease of $1.7 million, or 25.2%, compared to $6.7 million at December 31, 2007 and relates to the core deposit intangible assets recorded as a result of the UNFC acquisition and the Marine Bank transaction. The decrease was attributable to $1.2 million in amortization during the nine months ended September 30, 2008 and a $543,000 realized tax benefit associated with the UNFC acquisition.

        Other Assets. Other assets increased $27.8 million, or 45.7%, to $88.8 million at September 30, 2008 compared to $61.0 million at December 31, 2007. Other assets consists primarily of prepaid expenses, miscellaneous receivables and other assets. At September 30, 2008, other assets included income taxes receivable of $26.6 million, real estate owned and repossessed assets totaling $18.8 million and deferred tax benefits totaling $14.2 million. The increase in other assets was primarily attributable to an $18.6 million increase in income taxes receivable and a $12.4 million increase in real estate owned and repossessed assets partially offset by a $4.5 million decrease in deferred tax benefits.

        We have recorded a significant amount of deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax purposes only net charge-offs are deductible, not the provision for loan losses. Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. At September 30, 2008, we determined that no valuation allowance related to our deferred tax assets was necessary.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $2.9 billion at September 30, 2008, a decrease of $249.2 million, or 7.8%, compared to $3.2 billion at December 31, 2007. The decline in total liabilities was attributable to a decrease in deposits and FHLBank advances.

        Deposits. Deposits declined $223.7 million, or 9.2%, to $2.2 billion at September 30, 2008 compared to December 31, 2007.

(Dollars in thousands)	September 30, 2008	December 31, 2007	Increase (Decrease)	% Change
Noninterest-bearing checking	$157,292	$164,275	$(6,983)	(4.25)%
Savings	206,812	188,613	18,199	9.65
Interest-bearing checking	311,151	328,267	(17,116)	(5.21)
Money market	264,995	350,276	(85,281)	(24.3	5)
Time deposits	1,266,569	1,399,113	(132,544)	(9.47)

Total deposits	$2,206,819	$2,430,544	$(223,725)	(9.20)%

        Our transaction accounts (checking, savings and money market) totaled $940.3 million at September 30, 2008, a decrease of $91.2 million, or 8.8%, compared to $1.0 billion at December 31, 2007. The number of transaction accounts increased by a net 3,146 accounts, or 2.4%, to 136,546 accounts compared to 133,400 accounts at December 31, 2007. The weighted average interest rate of our transaction accounts was 1.06% at September 30, 2008 compared to 1.96% at December 31, 2007. The decrease in deposits, particularly time deposits, resulted from a less aggressive deposit pricing strategy due to the current interest rate environment. The weighted average interest rate of our time deposits was 3.59% at September 30, 2008 compared to 4.96% at December 31, 2007.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $677.4 million at September 30, 2008, a decrease of $11.9 million, or 1.7%, compared to $689.3 million at December 31, 2007. The decrease in FHLBank advances and other borrowings at September 30, 2008 was primarily attributable to the repayment of a $25.0 million FHLBank convertible advance as it was called by the FHLBank. We did not have an outstanding balance on our FHLBank line of credit at both September 30, 2008 and December 31, 2007. The weighted average interest rate on our FHLBank advances and other borrowings was 4.34% at September 30, 2008, a decrease of 16 basis points compared to 4.50% at December 31, 2007.

        Accrued Expenses and Other Liabilities. Our accrued expenses and other liabilities totaled $29.5 million at September 30, 2008, a decrease of $6.3 million, or 17.7%, compared to $35.9 million at December 31, 2007. The primary items comprising accrued expenses and other liabilities are deferred compensation agreements, loan servicing payments and other miscellaneous accrued expenses.

        Stockholders’ Equity. At September 30, 2008, stockholders’ equity totaled $273.7 million, a decrease of $71.9 million, or 20.8%, compared to $345.6 million at December 31, 2007. The decrease in stockholders’ equity was primarily the result of a net loss of $71.5 million and cash dividends paid of $2.0 million during the nine months ended September 30, 2008. The decrease was partially offset by $1.1 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”), $1.0 million related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”) and $683,000 related to amortization of stock options under the 2003 Stock Option Plan (“SOP”). We paid cash dividends of $0.08 per share on March 31, 2008 to stockholders of record on March 14, 2008 and $0.04 per share on July 8, 2008 to stockholders of record on June 30, 2008. We have suspended the payment of our quarterly cash dividend in order to preserve our capital.

        On March 20, 2008, we announced that our Board of Directors had authorized the repurchase of up to 1,797,592 shares of our outstanding common stock. There is no stated expiration date for this authorization. We repurchased 23,812 shares of our outstanding common stock to support employee benefit programs during the nine months ended September 30, 2008. We did not repurchase any shares of our outstanding common stock during the three months ended September 30, 2008. The weighted average price paid per repurchased common share was $9.06 for the nine months ended September 30, 2008. At September 30, 2008, the total remaining common stock repurchase authority was 1,773,780 shares.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2008 and 2007

        Net Income (Loss). Net income for the three months ended September 30, 2008 was $2.1 million, or $0.13 per diluted and basic share, compared to a net loss of $5.9 million, or $0.35 per diluted and basic share, for the three months ended September 30, 2007. Net loss for the nine months ended September 30, 2008 was $71.5 million, or $4.24 per diluted and basic share, compared to net income of $6.0 million, or $0.35 per diluted share ($0.36 per basic share), for the nine months ended September 30, 2007. The net loss for the nine months ended September 30, 2008 included a non-cash, after-tax charge of $42.1 million for the write-off of goodwill originally recorded in connection with the acquisition of UNFC. Our results for the three and nine months ended September 30, 2008 were also negatively impacted by provisions for loan losses totaling $6.0 million and $73.6 million, respectively. Financial performance for the three and nine months ended September 30, 2008 compared to the same periods in 2007 was also negatively impacted by a decline in net interest income due to the tightening of interest rate margins and the nonaccrual of interest on nonperforming loans.

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

        Net interest income, average interest rate spread and net interest margin for the three and nine months ended September 30, 2008 compared to the same periods in 2007 were negatively affected by the increased balance of our nonperforming loans as we do not recognize interest income on nonperforming loans (loans 90 days or more past due). We had nonperforming loans totaling $141.0 million and $78.4 million at September 30, 2008 and 2007, respectively.

        Net interest income before provision for loan losses totaled $21.9 million for the three months ended September 30, 2008, a decrease of $7.4 million, or 25.4%, compared to $29.3 million for the three months ended September 30, 2007. The decrease in net interest income for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily attributable to a 135 basis point decrease in the average yield earned on loans receivable and a $274.4 million decline in the average balance of loans receivable. For the nine months ended September 30, 2008, our net interest income totaled $67.8 million, a decrease of $23.4 million, or 25.6%, compared to $91.2 million for the nine months ended September 30, 2007. The decrease in net interest income for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to a 113 basis point decline in the average yield earned on loans receivable and a $212.2 million decrease in the average balance of loans receivable.

        Our average interest rate spread for the three months ended September 30, 2008 and 2007 was 2.64% and 3.14%, respectively. Our average interest rate spread was 2.59% for the nine months ended September 30, 2008 compared to 3.33% for the nine months ended September 30, 2007. The decrease in our average interest rate spread was primarily attributable to the decrease in the average yield earned on loans receivable, an increased balance of nonperforming loans and the decrease in the average balance of loans receivable.

        The average yield on interest-earning assets was 5.84% for the three months ended September 30, 2008, a 147 basis point decrease compared to 7.31% for the three months ended September 30, 2007. The average yield on interest-earning assets was 6.05% for the nine months ended September 30, 2008, a 130 basis point decrease compared to 7.35% for the nine months ended September 30, 2007. The decrease in the average yield earned on interest-earning assets for the three and nine month periods ended September 30, 2008 was primarily related to a decrease in the average yield earned on loans receivable. Our average yield earned on loans receivable for the three months ended September 30, 2008 and 2007 was 6.14% and 7.49%, respectively. Our average yield earned on loans receivable for the nine months ended September 30, 2008 and 2007 was 6.38% and 7.51%, respectively.

        Our net interest margin (net interest income (annualized) divided by average interest-earning assets) declined to 2.92% for the three months ended September 30, 2008 compared to 3.58% for the three months ended September 30, 2007. Our net interest margin was 2.91% for the nine months ended September 30, 2008 compared to 3.76% for the nine months ended September 30, 2007. The decrease in our net interest margin was attributable to the factors described above.

        We anticipate that our average interest rate spread and net interest margin may continue to decline during the remainder of 2008 due to the continued deterioration of the real estate market and the economy in general. The current economic environment could lead to further increases in our level of nonperforming loans and decreased lending volume which would have a negative impact on our average interest rate spread and net interest margin. Furthermore, our average interest rate spread and net interest margin may further compress due to continued disruption in the capital markets.

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

	Three Months Ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$91,515	$461	2.01%	$72,901	$943	5.13%
Investment securities (1)	189,593	1,594	3.36	208,198	2,903	5.58
Mortgage-backed securities	3,949	42	4.25	8,372	90	4.30
Loans receivable (2)	2,713,559	41,659	6.14	2,987,998	55,969	7.49

Total interest-earning assets	2,998,616	43,756	5.84%	3,277,469	59,905	7.31%
Noninterest-earning assets	226,009			227,876

Total assets	$3,224,625			$3,505,345

Interest-bearing liabilities:
Interest-bearing checking accounts	$319,046	$613	0.77%	$313,910	$883	1.13%
Savings accounts	208,156	1,055	2.03	99,434	779	3.13
Money market accounts	285,156	939	1.32	371,780	2,852	3.07
Time deposits	1,246,258	11,843	3.80	1,361,650	17,314	5.09

Total interest-bearing deposits	2,058,616	14,450	2.81	2,146,774	21,828	4.07
FHLBank Topeka advances and
other borrowings	673,862	7,434	4.41	785,350	8,761	4.46

Total interest-bearing liabilities	2,732,478	21,884	3.20%	2,932,124	30,589	4.17%
Noninterest-bearing accounts	155,096			137,703
Other liabilities	62,925			63,713

Total liabilities	2,950,499			3,133,540
Stockholders’ equity	274,126			371,805

Total liabilities and stockholders’ equity	$3,224,625			$3,505,345

Net interest-earning assets	$266,138			$345,345
Net interest income; average
interest rate spread		$21,872	2.64%		$29,316	3.14%
Net interest margin (3)			2.92%			3.58%
Average interest-earning assets to average
interest-bearing liabilities			109.74%			111.78%

(1) Includes securities available for sale and held to maturity. Investment securities also include FHLBank Topeka stock.
(2) Includes nonperforming loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.
(3) Equals net interest income (annualized) divided by average interest-earning assets.

	Nine Months Ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$121,230	$2,418	2.66%	$34,355	$1,329	5.18%
Investment securities (1)	198,495	5,352	3.60	194,971	7,966	5.45
Mortgage-backed securities	5,044	163	4.31	9,986	311	4.15
Loans receivable (2)	2,781,136	132,979	6.38	2,993,346	168,505	7.51

Total interest-earning assets	3,105,905	140,912	6.05%	3,232,658	178,111	7.35%
Noninterest-earning assets	229,471			217,777

Total assets	$3,335,376			$3,450,435

Interest-bearing liabilities:
Interest-bearing checking accounts	$327,983	$2,045	0.83%	$331,141	$2,807	1.13%
Savings accounts	207,658	3,443	2.21	63,492	885	1.86
Money market accounts	328,585	4,083	1.66	394,914	9,032	3.05
Time deposits	1,280,847	41,294	4.30	1,246,388	46,363	4.96

Total interest-bearing deposits	2,145,073	50,865	3.16	2,035,935	59,087	3.87
FHLBank Topeka advances and
other borrowings	669,597	22,243	4.43	849,218	27,829	4.37

Total interest-bearing liabilities	2,814,670	73,108	3.46%	2,885,153	86,916	4.02%
Noninterest-bearing accounts	148,149			134,155
Other liabilities	70,280			64,922

Total liabilities	3,033,099			3,084,230
Stockholders’ equity	302,277			366,205

Total liabilities and stockholders’ equity	$3,335,376			$3,450,435

Net interest-earning assets	$291,235			$347,505
Net interest income; average
interest rate spread		$67,804	2.59%		$91,195	3.33%
Net interest margin (3)			2.91%			3.76%
Average interest-earning assets to average
interest-bearing liabilities			110.35%			112.04%

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

	Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007			Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Federal funds sold	$(676)	$194	$(482)	$(913)	$2,002	$1,089
Investment securities	(1,068)	(241)	(1,309)	(2,755)	141	(2,614)
Mortgage-backed securities	(1)	(47)	(48)	12	(160)	(148)
Loans receivable (1)	(9,479)	(4,831)	(14,310)	(24,148)	(11,378)	(35,526)

Total interest income	(11,224)	(4,925)	(16,149)	(27,804)	(9,395)	(37,199)

Interest expense:
Interest-bearing
checking accounts	(285)	15	(270)	(735)	(27)	(762)
Savings accounts	(346)	622	276	196	2,362	2,558
Money market accounts	(1,358)	(555)	(1,913)	(3,616)	(1,333)	(4,949)
Time deposits	(4,100)	(1,371)	(5,471)	(6,320)	1,251	(5,069)

Total interest expense
on deposits	(6,089)	(1,289)	(7,378)	(10,475)	2,253	(8,222)
FHLBank Topeka advances and
other borrowings	(97)	(1,230)	(1,327)	377	(5,963)	(5,586)

Total interest expense	(6,186)	(2,519)	(8,705)	(10,098)	(3,710)	(13,808)

Net change in net interest income	$(5,038)	$(2,406)	$(7,444)	$(17,706)	$(5,685)	$(23,391)

(1) Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.

        Interest Income. Our total interest income for the three months ended September 30, 2008 was $43.8 million, a decrease of $16.1 million, or 27.0%, compared to $59.9 million for the three months ended September 30, 2007. Interest income on loans receivable totaled $41.7 million for the three months ended September 30, 2008, a decrease of $14.3 million, or 25.6%, compared to $56.0 million for the three months ended September 30, 2007. The average balance of loans receivable decreased $274.4 million, or 9.2%, to $2.7 billion for the three months ended September 30, 2008 compared to $3.0 billion for the three months ended September 30, 2007. The average yield earned on loans receivable declined to 6.14% for the three months ended September 30, 2008 compared to 7.49% for the three months ended September 30, 2007.

        For the nine months ended September 30, 2008 our total interest income was $140.9 million, a decrease of $37.2 million, or 20.9%, compared to $178.1 million for the nine months ended September 30, 2007. Interest income on loans receivable totaled $133.0 million for the nine months ended September 30, 2008, a decrease of $35.5 million, or 21.1%, compared to $168.5 million for the nine months ended September 30, 2007. The average balance of loans receivable decreased $212.2 million, or 7.1%, to $2.8 billion for the nine months ended September 30, 2008 compared to $3.0 billion for the nine months ended September 30, 2007. The average yield earned on loans receivable declined to 6.38% for the nine months ended September 30, 2008 compared to 7.51% for the nine months ended September 30, 2007.

        The decrease in interest income for the three and nine months ended September 30, 2008 compared to the same period one year ago was primarily attributable to the decline in the average yield earned on loans receivable and a decrease in the average balance of loans receivable. Additionally, interest income on loans receivable was negatively affected by an increased balance of nonperforming loans as we do not recognize interest income on loans 90 days or more past due. At September 30, 2008 our nonperforming loans totaled $141.0 million, an increase of $62.7 million, or 80.0%, compared to $78.4 million at September 30, 2007.

        Interest Expense. Our total interest expense for the three months ended September 30, 2008 was $21.9 million, a decrease of $8.7 million, or 28.5%, compared to $30.6 million for the three months ended September 30, 2007. Interest expense on deposits totaled $14.5 million for the three months ended September 30, 2008, a decrease of $7.4 million, or 33.8%, compared to $21.8 million for the three months ended September 30, 2007. The average balance of our interest-bearing deposits declined $88.2 million, or 4.1%, to $2.1 billion for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The average rate paid on interest-bearing deposits was 2.81% and 4.07% for the three months ended September 30, 2008 and 2007, respectively. Interest expense on FHLBank advances and other borrowings declined $1.3 million, or 15.2%, to $7.4 million for the three months ended September 30, 2008 compared to $8.8 million for the three months ended September 30, 2007. The average balance of our FHLBank advances and other borrowings totaled $673.9 million for the three months ended September 30, 2008, a decrease of $111.5 million, or 14.2%, compared to $785.4 million for the three months ended September 30, 2007. The average rate paid on FHLBank advances and other borrowings was 4.41% and 4.46% for the three months ended September 30, 2008 and 2007, respectively. Additionally, the average balance of our interest-bearing liabilities totaled $2.7 billion for the three months ended September 30, 2008, a decrease of $199.6 million, or 6.8%, compared to $2.9 billion for the three months ended September 30, 2007.

        The decrease in interest expense for the three months ended September 30, 2008 compared to the same period one year ago was primarily attributable to the decrease in the average rate paid on deposits.

        Our total interest expense for the nine months ended September 30, 2008 was $73.1 million, a decrease of $13.8 million, or 15.9%, compared to $86.9 million for the nine months ended September 30, 2007. Interest expense on deposits totaled $50.9 million for the nine months ended September 30, 2008, a decrease of $8.2 million, or 13.9%, compared to $59.1 million for the nine months ended September 30, 2007. The average balance of our interest-bearing deposits increased $109.1 million, or 5.4%, to $2.1 billion for the nine months ended September 30, 2008 compared to $2.0 billion for the nine months ended September 30, 2007. The average rate paid on interest-bearing deposits was 3.16% and 3.87% for the nine months ended September 30, 2008 and 2007, respectively. Interest expense on FHLBank advances and other borrowings declined $5.6 million, or 20.1%, to $22.2 million for the nine months ended September 30, 2008 compared to $27.8 million for the nine months ended September 30, 2007. The average balance of our FHLBank advances and other borrowings totaled $669.6 million for the nine months ended September 30, 2008, a decrease of $179.6 million, or 21.2%, compared to $849.2 million for the nine months ended September 30, 2007. The average rate paid on FHLBank advances and other borrowings was 4.43% and 4.37% for the nine months ended September 30, 2008 and 2007, respectively. Additionally, the average balance of our interest-bearing liabilities totaled $2.8 billion for the nine months ended September 30, 2008, a decrease of $70.5 million, or 2.4%, compared to the nine months ended September 30, 2007.

        The decrease in interest expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily attributable to the decrease in the average rate of interest-bearing deposits and the decrease in the average balance of FHLBank advances and other borrowings.

        Provision for Loan Losses. We establish provisions for loan losses in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management performs reviews no less frequently than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio. Our reviews consist of a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. This evaluation process includes, among other things:

•	Assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss);
•	Trends and levels of delinquent, nonperforming or ’impaired” loans;
•	Trends and levels of charge-offs and recoveries;
•	Underwriting terms or guarantees for loans;
•	Impact of changes in underwriting standards, risk tolerances or other changes in lending practices;
•	Changes in the value of collateral securing loans;
•	Total loans outstanding and the volume of loan originations;
•	Type, size, terms and geographic concentration of loans held;
•	Changes in qualifications or experience of the lending staff;
•	Changes in local or national economic or industry conditions;
•	Number of loans requiring heightened management oversight;
•	Changes in credit concentration; and
•	Changes in regulatory requirements.

In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of potential loss.

        This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

        We recorded a provision for loan losses of $6.0 million for the three months ended September 30, 2008 compared to $17.5 million for the three months ended September 30, 2007, a decrease of $11.5 million. This decrease is attributable to a decline in net loans, a reduction in charge-offs and a reduction in the volume of newly impaired loans. For the nine months ended September 30, 2008 our provision for loan losses totaled $73.6 million, an increase of $44.4 million compared to $29.2 million for the nine months ended September 30, 2007. The increase in our provision for loan losses for the nine month period ended September 30, 2008 compared to the same period in 2007 was primarily attributable to the increase in our nonperforming residential construction, land and land development and commercial construction loans. The increase was also attributable to an increase in the level of loans which were deemed impaired at September 30, 2008.

        The following table details nonperforming and impaired loans for selected loan types for the periods presented:

	Nonperforming Loans			Impaired Loans
	At September 30,			At September 30,
(Dollars in thousands)	2008	2007	$ Change	2008	2007	$ Change
Residential construction	$41,773	$56,322	$(14,549)	$46,531	$47,510	$(979)
Land and land development	64,464	8,165	56,299	70,674	7,997	62,677
Commercial construction	18,534	--	18,534	24,140	--	24,140
All other loans	16,275	13,865	2,410	16,791	6,989	9,802

Total	$141,046	$78,352	$62,694	$158,136	$62,496	$95,640

        Our loan delinquency rate (30 or more days delinquent) at September 30, 2008 as a percentage of net loans (before allowance for loan losses) was 6.88% compared to 6.08% at December 31, 2007 and 4.23% at September 30, 2007. The increase in our loan delinquency rate at September 30, 2008 is primarily attributable to elevated levels of delinquent residential construction, land and land development and commercial construction loans and a decrease in net loans when compared to December 31, 2007 and September 30, 2007. Net loans totaled $2.8 billion at September 30, 2008, a decrease of $198.4 million, or 6.7%, compared to $3.0 billion at December 31, 2007. Net loans declined $243.2 million, or 8.0%, at September 30, 2008 compared to $3.0 billion at September 30, 2007. Our level of nonperforming loans and loan delinquencies may continue to increase for the foreseeable future due to current economic conditions.

        Noninterest Income. Noninterest income for the three months ended September 30, 2008 was $8.9 million, an increase of $1.4 million, or 18.5%, compared to $7.5 million for the three months ended September 30, 2007.

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Deposit account fees and service charges	$4,542	$4,042	$500	12.37%
Debit card fees	1,050	871	179	20.55
Lending fees and service charges	872	851	21	2.47
Mortgage servicing rights valuation adjustments	(65)	--	(65)	N/A
Commissions and management fee income	1,167	1,157	10	0.86
Loss from real estate operations, net	(227)	(191)	(36)	18.85
Loss on impairment of securities	(355)	--	(355)	N/A
Net gain (loss) on sales of:
Loans held for sale	223	374	(151)	(40.37)
Real estate owned	(66)	147	(213)	(144.90)
Other operating income	1,778	273	1,505	551.28

Total noninterest income	$8,919	$7,524	$1,395	18.54%

        The increase in noninterest income for the three months ended September 30, 2008 compared to the same period one year ago was primarily the result of a $1.7 million recovery of a TransLand Financial Services, Inc. (“TransLand”) receivable previously written off partially offset by a $355,000 impairment charge on equity securities. The impairment charge on investment securities for the three months ended September 30, 2008 related to a $346,000 loss on Freddie Mac preferred stock and a $9,000 loss on Farmer Mac preferred stock.

        Noninterest income for the nine months ended September 30, 2008 was $24.2 million, an increase of $2.3 million, or 10.6%, compared to $21.9 million for the nine months ended September 30, 2007.

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Deposit account fees and service charges	$12,648	$11,586	$1,062	9.17%
Debit card fees	3,039	2,492	547	21.95
Lending fees and service charges	1,844	2,305	(461)	(20.00)
Mortgage servicing rights valuation adjustments	(76)	--	(76)	N/A
Commissions and management fee income	3,946	3,358	588	17.51
Loss from real estate operations, net	(459)	(470)	11	(2.34)
Loss on impairment of securities	(949)	--	(949)	N/A
Net gain (loss) on sales of:
Loans held for sale	1,606	1,936	(330)	(17.05)
Real estate owned	(88)	(185)	97	(52.43)
Other operating income	2,664	830	1,834	220.96

Total noninterest income	$24,175	$21,852	$2,323	10.63%

        The increase in noninterest income for the nine months ended September 30, 2008 compared to the same period one year ago was primarily attributable to a $1.7 million recovery of the TransLand receivable, a $1.6 million increase in deposit and debit card-related fees and service charges and a $588,000 increase in commissions and management fee income partially offset by a $949,000 impairment charge on investment securities. The impairment charge on investment securities for the nine months ended September 30, 2008 related to a $505,000 loss on Freddie Mac preferred stock, a $435,000 loss on the Asset Management Fund (ARM Fund) and a $9,000 loss on Farmer Mac preferred stock. The increase in commissions and management fee income was primarily attributable to fees collected by UFARM (a subsidiary that provides agricultural customers with professional farm and ranch management and real estate brokerage services) and TierOne Financial (a subsidiary that administers the sale of securities and insurance products).

        Noninterest Expense. Our noninterest expense decreased by $6.1 million, or 22.2%, to $21.5 million for the three months ended September 30, 2008 compared to $27.7 million for the three months ended September 30, 2007.

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Employee compensation	$9,164	$8,935	$229	2.56%
Employee benefits	1,347	1,433	(86)	(6.00)
Payroll taxes	638	611	27	4.42
Management Recognition and Retention Plan	47	726	(679)	(93.53)
Employee Stock Ownership Plan	164	885	(721)	(81.47)
2003 Stock Option Plan	22	420	(398)	(94.76)
Occupancy, net	2,594	2,409	185	7.68
Data processing	497	610	(113)	(18.52)
Advertising	977	1,525	(548)	(35.93)
Core deposit intangible asset amortization	377	410	(33)	(8.05)
Professional services	345	826	(481)	(58.23)
TransLand receivable write-off	--	4,767	(4,767)	(100.00)
Other	5,351	4,105	1,246	30.35

Total noninterest expense	$21,523	$27,662	$(6,139)	(22.19	) %

        The decrease in noninterest expense for the three months ended September 30, 2008 compared to the same period one year ago was primarily from the prior recognition of a one-time $4.8 million TransLand receivable write-off during the three months ended September 30, 2007. Additionally, the decrease was also attributable to a $1.8 million reduction in stock-based compensation expense. These decreases were partially offset by a $586,000 increase in Federal Deposit Insurance Corporation (“FDIC”) insurance premium expense.

        Our noninterest expense increased by $36.2 million, or 50.3%, to $108.2 million for the nine months ended September 30, 2008 compared to $72.0 million for the nine months ended September 30, 2007.

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change
Employee compensation	$26,851	$26,431	$420	1.59%
Employee benefits	4,216	4,290	(74)	(1.72)
Payroll taxes	2,251	2,206	45	2.04
Management Recognition and Retention Plan	1,001	2,178	(1,177)	(54.04)
Employee Stock Ownership Plan	1,012	2,940	(1,928)	(65.58)
2003 Stock Option Plan	683	1,261	(578)	(45.84)
Goodwill impairment	42,101	--	42,101	N/A
Occupancy, net	7,474	7,213	261	3.62
Data processing	1,764	1,807	(43)	(2.38)
Advertising	3,015	3,790	(775)	(20.45)
Core deposit intangible asset amortization	1,157	1,257	(100)	(7.96)
Professional services	1,328	2,278	(950)	(41.70)
TransLand receivable write-off	--	4,767	(4,767)	(100.00)
Other	15,325	11,556	3,769	32.62

Total noninterest expense	$108,178	$71,974	$36,204	50.30%

        The increase in noninterest expense during the nine months ended September 30, 2008 compared to the same period one year ago was primarily attributable to a $42.1 million goodwill impairment charge and a $1.3 million increase in FDIC insurance premium expense partially offset by the prior recognition of a one-time $4.8 million TransLand receivable write-off and a $3.7 million reduction in stock-based compensation expense.

        Income Tax Expense(Benefit). Our income tax expense increased by $3.6 million, or 147.7%, to $1.2 million for the three months ended September 30, 2008 compared to an income tax benefit of $2.4 million for the three months ended September 30, 2007. The increase in our income tax expense for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily attributable to an increase in income resulting from a decrease in our provision for loan losses. The effective income tax rate for the three months ended September 30, 2008 was 35.1% compared to an effective income tax benefit rate of 29.2% for the three months ended September 30, 2007. Our income tax expense decreased by $24.2 million for an income tax benefit of $18.3 million for the nine months ended September 30, 2008 compared to income tax expense of $5.9 million for the nine months ended September 30, 2007. The decrease in income tax expense for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to a decrease in net income resulting from an increase in our provision for loan losses. Our effective income tax benefit rate for the nine months ended September 30, 2008 was 20.4% compared to an effective income tax rate of 49.9% for the nine months ended September 30, 2007. The decrease in our effective tax rate for the nine months ended September 30, 2008 was primarily attributable to the nonrecurring goodwill impairment charge which is a nondeductible permanent tax item. Additionally, expenses initially considered nondeductible totaling $2.0 million related to the Merger Agreement became deductible for tax purposes as a result of the termination of the Merger Agreement.

Liquidity and Capital Resources

        Our primary sources of funds are deposits; amortization of loans; loan prepayments and maturity of loans; repayment, maturity or sale of investment and mortgage-backed securities; and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We utilize FHLBank advances and other borrowings as additional funding sources.

        We actively manage our liquidity in an effort to maintain an adequate liquidity margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. Our liquidity level may vary throughout the year, depending on economic conditions, deposit fluctuations and loan funding needs. As of September 30, 2008, we believe we have adequate liquidity to fund the daily operations of the Bank for the foreseeable future.

        During the nine months ended September 30, 2008, net cash provided by operating activities was $25.4 million. Net cash provided by investing activities during the nine months ended September 30, 2008 was $100.4 million and primarily related to cash inflows from matured investment securities, loan payoffs and periodic payments and the redemption of FHLBank Topeka stock partially offset by the purchase of available for sale investment securities. Net cash used in financing activities was $243.5 million for the nine months ended September 30, 2008 and consisted primarily of cash outflows from a decline in deposits, repayment of a FHLBank advance and cash dividends paid on our common stock.

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

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
December 31, 2008	$294,069	4.10%
March 31, 2009	305,111	3.03
June 30, 2009	134,235	3.50
September 30, 2009	276,132	3.57

Total time deposits maturing during the next 12 months	$1,009,547	3.55%

        We anticipate that a significant portion of the maturing time deposits will be renewed with us.

        In addition to cash flows generated by loan and securities payments and prepayments, we have additional borrowing capacity to fund our asset growth. The average balance of our FHLBank advances and other borrowings was $669.6 million for the nine months ended September 30, 2008 compared to $849.2 million for the nine months ended September 30, 2007. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to our collateral agreement with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for our FHLBank advances. Under our collateral agreement with the FHLBank, our borrowing capacity at September 30, 2008 was $742.2 million. Other collateral can be pledged in the event additional borrowing capacity is required.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We believe we have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2008, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at September 30, 2008	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
FHLBank Topeka advances
and other borrowings	$677,382	$117,673	$40,000	$25,324	$494,385
Recourse obligations on assets	20,153	20,153	--	--	--
Annual rental commitments under non-
cancellable operating leases	3,781	1,037	1,090	480	1,174

Total contractual obligations (1)	701,316	138,863	41,090	25,804	495,559

Lending commitments:
Commitments to originate loans	63,176	63,176	--	--	--
Commitments to sell loans	(28,368)	(28,368)	--	--	--
Commitments to purchase loans	39,990	39,990	--	--	--
Loans in process (2)	200,152	100,494	99,658	--	--
Standby letters of credit	2,327	2,327	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	157,917	157,917	--	--	--
Business loans	232,184	232,184	--	--	--
Consumer loans	129,725	129,725	--	--	--

Total lending commitments and
unused lines of credit	797,103	697,445	99,658	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$1,498,419	$836,308	$140,748	$25,804	$495,559

(1) Unrealized tax benefits of $150,000, associated with FIN 48, are not included in the above table as the timing and resolution of these unrealized benefits cannot be reasonably estimated at this time.
(2) Loans in process represents the undisbursed portion of construction and land development loans.

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At September 30, 2008, the maximum total dollar amount of such recourse was approximately $20.2 million. Based on historical experience, at September 30, 2008, we established a liability of $734,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, special purpose entities.

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

        Quantitative measures that have been established by regulation to ensure capital adequacy require that we maintain minimum capital amounts and ratios (as set forth in the following table). Our primary regulatory agency, the Office of Thrift Supervision, requires that we maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. As of September 30, 2008, we exceed all capital requirements to which we are subject.

        The Company has agreed with the OTS to contribute additional capital above levels required for the Bank to be deemed “well-capitalized” for regulatory purposes. The Company has contributed $19.1 million to the Bank during the first nine months of 2008 and subsequent to September 30, 2008, contributed an additional $10.0 million to the Bank. The Bank is required to maintain a ratio of 11.0% (as opposed to 10.0%) with respect to total risk-based capital to risk-weighted assets and a ratio of 8.5% (as opposed to 6.0%) with respect to Tier 1 capital to risk-weighted assets. As of September 30, 2008, the Bank exceeded these elevated ratios before the subsequent $10.0 million capital contribution.

        At September 30, 2008 and December 31, 2007, the Bank remains “well capitalized” under the regulatory framework for prompt corrective action. The actual capital amounts and ratios at September 30, 2008 and December 31, 2007 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2008:
Total risk-based capital
(to risk-weighted assets)	$323,475	11.4%	$227,395	8.0%	$284,244	10.0%
Tier 1 capital (to adjusted
tangible assets)	287,606	9.0	128,408	4.0	160,511	5.0
Tangible capital (to
tangible assets)	287,606	9.0	48,153	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	287,606	10.1	113,697	4.0	170,546	6.0
At December 31, 2007:
Total risk-based capital
(to risk-weighted assets)	$333,683	10.8%	$247,538	8.0%	$309,423	10.0%
Tier 1 capital (to adjusted
tangible assets)	294,661	8.5	139,472	4.0	174,340	5.0
Tangible capital (to
tangible assets)	294,661	8.5	52,302	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	294,661	9.5	123,769	4.0	185,654	6.0

Selected Financial Data

(Dollars in thousands, except per share data)	At September 30, 2008	At June 30, 2008	At March 31, 2008	At September 30, 2007
SELECTED STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents	$123,726	$81,902	$223,437	$182,555
Investment securities	163,165	176,435	118,495	149,826
Net loans after allowance for loan losses	2,714,742	2,741,522	2,808,005	2,962,072
Goodwill	--	--	--	42,101
Total assets	3,216,747	3,234,284	3,376,583	3,542,677
Deposits	2,206,819	2,229,755	2,355,739	2,354,838
FHLBank Topeka advances and other borrowings	677,382	665,798	667,993	767,303
Stockholders’ equity	273,737	271,744	285,168	363,077

	For the Three Months Ended
	September 30, 2008	June 30, 2008	March 31, 2008	September 30, 2007
SELECTED STATEMENT OF OPERATIONS DATA:
Total interest income	$43,756	$45,915	$51,241	$59,905
Total interest expense	21,884	23,072	28,152	30,589

Net interest income	21,872	22,843	23,089	29,316
Provision for loan losses	5,973	27,694	39,940	17,483

Net interest income (loss) after provision
for loan losses	15,899	(4,851)	(16,851)	11,833

Total noninterest income	8,919	7,017	8,239	7,524
Total noninterest expense	21,523	22,059	64,596	27,662

Income (loss) before income taxes	3,295	(19,893)	(73,208)	(8,305)
Income tax expense (benefit)	1,156	(7,194)	(12,279)	(2,425)

Net income (loss)	$2,139	$(12,699)	$(60,929)	$(5,880)

Net income (loss) per common share, basic	$0.13	$(0.75)	$(3.60)	$(0.35)
Net income (loss) per common share, diluted	$0.13	$(0.75)	$(3.60)	$(0.35)
Dividends declared per common share	$--	$0.04	$0.08	$0.08

SELECTED OPERATING RATIOS:
Average yield on interest-earning assets	5.84%	5.97%	6.32%	7.31%
Average rate on interest-bearing liabilities	3.20%	3.31%	3.85%	4.17%
Average interest rate spread	2.64%	2.66%	2.47%	3.14%
Net interest margin	2.92%	2.97%	2.85%	3.58%
Average interest-earning assets to
average interest-bearing liabilities	109.74%	110.29%	110.97%	111.78%
Net interest income (loss) after provision for
loan losses to noninterest expense	73.87%	-21.99%	-26.09%	42.78%
Total noninterest expense to average assets	2.67%	2.68%	7.40%	3.16%
Efficiency ratio (1)	68.68%	72.57%	204.95%	73.97%
Return on average assets	0.27%	-1.54%	-6.98%	-0.67%
Return on average equity	3.12%	-17.72%	-70.36%	-6.33%
Average equity to average assets	8.50%	8.71%	9.92%	10.61%
Return on tangible equity (2)	3.16%	-17.97%	-81.08%	-7.23%

SELECTED ASSET QUALITY RATIOS:
Nonperforming loans as a percentage of net loans	5.08%	4.74%	4.40%	2.59%
Nonperforming assets as a percentage of total assets	4.97%	4.59%	4.14%	2.41%
Allowance for loan losses as a percentage of net loans	2.27%	2.31%	2.72%	1.95%

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

Item 1A – Risk Factors.

        The following risk factors supplement, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the risks and uncertainties described below, together with the other risk factors and information included in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

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

Negative conditions in the real estate markets where we operate could adversely affect our financial results.

        Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters. These factors could reduce our earnings and consequently our financial condition because:

•	Borrowers may not be able to repay their loans;
•	The value of the collateral securing our loans may decline;
•	The quality of our loan portfolio may decline; and
•	Customers may not want or need our products and services.

Any of these scenarios could cause an increase in delinquencies and nonperforming assets, require us to charge-off a higher percentage of our loans, increase substantially our provision for loan losses or make fewer loans which would reduce income.

Legislative and regulatory issues could adversely affect our financial condition and results of operations.

        We are subject to extensive regulation, supervision and examination by the OTS as our primary federal regulator, and by the FDIC, which insures our deposits. As a member of the FHLBank, we must also comply with applicable regulations of the Federal Housing Finance Board and the FHLBank. Regulation by these agencies is intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the benefit of our stockholders. These regulatory authorities conduct periodic examinations to assess our safety and soundness and compliance with various regulatory requirements. Expenses related to supervisory or enforcement activities stemming from these examinations and other actions taken by our regulatory authorities could have a material adverse impact on us and our results of operations.

        Our activities are also regulated under consumer protections laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse affect on our financial condition and results of operations.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

        We are required by our regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons. Although we remain “well-capitalized” and have not had a deterioration in our liquidity, the future cost and availability of capital may be adversely affected by illiquid credit markets, economic conditions and a number of other factors, many of which are outside of our control. Accordingly, our ability to raise additional capital if needed or on terms acceptable to us cannot be assumed. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition and results of operations.

Recent developments affecting the financial markets presently have an unknown effect on our business.

        In response to the recent crises affecting the financial markets, the federal government has taken unprecedented steps in an attempt to stabilize and provide liquidity to the U.S. financial markets.

        Under the Emergency Economic Stabilization Act of 2008 (“EESA”) and the Troubled Asset Relief Program Capital Purchase Program (“CPP”), the U.S. Treasury will make $250 billion of capital available to U.S. financial institutions by purchasing preferred stock in these institutions. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock having an aggregate market price equal to 15% of the preferred stock purchased. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds securities issued under the CPP.

        In addition, the FDIC will temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest bearing transaction deposit accounts under the Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest bearing transaction deposits exceeding $250,000 as we have opted to participate. We are assessing our participation in the CPP but have not made a definitive decision whether or not to participate. It is not clear at this time whether our decision to participate or not in the CPP will have an effect on our business.

Our loan origination and purchase activity is highly concentrated in certain types of loans.

        At September 30, 2008, $1.6 billion, or 53.7%, of our total loans consisted of multi-family residential, commercial real estate, land and land development, commercial construction and business loans. These types of loans generally expose a lender to a greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of such loans is dependent upon the successful operation of the property and the income stream of the borrowers. Additionally, these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of the Bank’s commercial borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

        At September 30, 2008, $269.1 million, or 9.1%, of our total loans consisted of residential construction loans. Our portfolio of residential construction loans increased dramatically in 2004, 2005 and 2006 as a result of our emphasis on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity. Risk of loss on a residential construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value when completed compared to the projected cost (including interest) of construction and other assumptions, including the approximate time to sell the property. Our ability to continue to originate and/or purchase residential construction loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of collateral, resulting in delinquencies and/or losses. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values or an increase in interest rates.

Our concentration of loans in Nevada may expose us to increased credit risk that may cause us to record additional provisions for loan losses and/or may result in future loan charge-offs.

        At September 30, 2008, $184.4 million, or 6.6%, of our net loans were collateralized by properties in the state of Nevada, primarily in Las Vegas. Our loans in the Las Vegas area are primarily composed of land development, commercial construction and residential construction loans. At September 30, 2008, our nonperforming land development, commercial construction and residential construction loans in the state of Nevada totaled $50.5 million, $18.5 million and $10.5 million, respectively.

Potential future loan losses may increase.

        We maintain an allowance for loan losses that represents management’s best estimate of probable losses within our existing loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. During 2007 and the first nine months of 2008, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent), impaired loans and charge-offs increased significantly. These increases were primarily attributable to the continued deterioration in the real estate market and the economy in general. We have been further impacted by the erosion of property values and an overall increase in housing inventory (both developed lots and completed houses) in many of the areas of the country in which we do business and where the collateral for our loans resides. Additionally, significantly tightened credit standards have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans. If the recent trend is prolonged and losses continue to increase, our results of operations will continue to be negatively impacted.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

        We repurchased 23,812 shares of our outstanding common stock to support employee benefit programs during the nine months ended September 30, 2008. There were no repurchases of common stock during the three months ended September 30, 2008.

Item 3 — Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 — Submission of Matters to a Vote of Security Holders.

        On August 28, 2008, we held our Annual Meeting of Stockholders to obtain approval for two proxy proposals submitted on behalf of our Board of Directors. Following is a brief summary of each proposal and the result of the vote.

Proposal	Term Expiration	For	Withheld / Against	Abstain	Broker Non-Votes
1. To elect two directors for a three-year term and
until their successors are elected and qualified.
James A. Laphen	2011	12,754,511	2,541,268	N/A	N/A
Campbell R. McConnell	2011	12,743,043	2,552,736	N/A	N/A

2. To ratify the appointment of KPMG LLP as the
independent auditors for the year ending
December 31, 2008.	N/A	15,033,941	219,867	41,971	N/A

        The terms of office for the following directors continued after our Annual Meeting of Stockholders: Gilbert G. Lundstrom and Joyce Person Pocras (terms expire in 2009) and Charles W. Hoskins and Samuel P. Baird (term expires in 2010).

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

TIERONE CORPORATION
Date: November 7, 2008	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: November 7, 2008	By:/s/ Eugene B. Witkowicz
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