Form 10-K
period 2008-12-31
TIERONE CORP
filed 2009-03-13
CIK 1170605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Securities registered pursuant to Section 12(b) of the Act:  Title of Class – Common Stock, Par Value $0.01 Per Share
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐  No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                           Accelerated filer  ☑        Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $82,785,855 as of June 30, 2008.  As of March 11, 2009 there were 18,034,878 issued and outstanding shares of the Registrant’s common stock.

Documents Incorporated by Reference
Portions of the definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

TierOne Corporation

Form 10-K Index

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements contained in this Annual Report on Form 10-K which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors.  In addition to the risk factors described in Item 1A. of this Annual Report on Form 10-K, factors that could result in material variations include, but are not limited to:

•	General economic conditions and trends, either nationally or in some or all of the areas in which we and our customers conduct our businesses;

•	Changes in interest rates or other competitive factors which could affect net interest margins and result in a decline in net interest income and noninterest income;

•	Changes in deposit flows, and in the demand for deposits, loans, investment products and other financial services in the markets we serve;

•	Changes in the quality or composition of our loan portfolios, or the unanticipated further deterioration of our loan portfolio;

•
Changes in our underlying assumptions or any unanticipated issues that could impact management’s judgment regarding our allowance and provisions for loan losses, which could cause our existing allowance for loan losses to be inadequate;

•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolios;

•	Changes in the financial or operating performance of our customers’ businesses;

•	Issues associated with unanticipated increases in the levels of losses, customer bankruptcies, claims and assessments;

•
Our timely development of new lines of business and competitive products or services within our existing lines of business in a changing environment, and the acceptance of such products or services by our customers;

•	Any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit operations, lending or other systems;

•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;

•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	Changes in accounting policies or procedures as may be required by various regulatory agencies;

•	Changes in consumer spending and saving habits;

•	Unanticipated issues related to our ability to achieve expected results pursuant to our plan to address asset quality, restore long-term profitability and increase capital;

•	Changes in liquidity levels in capital markets;

•	Unanticipated events related to the supervisory agreement or actions by regulators, including any failure to meet enhanced regulatory capital requirements; and

•	Other factors discussed in documents we may file with the Securities and Exchange Commission from time to time.

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

Item 1.  Business

General

TierOne Corporation (“Company”) is a Wisconsin corporation headquartered in Lincoln, Nebraska.  TierOne Corporation is the holding company for TierOne Bank (“Bank”).  The Bank has two wholly owned subsidiaries, TMS Corporation of the Americas (“TMS”) and United Farm & Ranch Management, Inc. (“UFARM”).  TMS is the holding company of TierOne Investments and Insurance, Inc. (d/b/a TierOne Financial), a wholly owned subsidiary that administers the sale of securities and insurance products, and TierOne Reinsurance Company, a wholly owned subsidiary that reinsures credit life and disability insurance policies.  UFARM provides agricultural customers with professional farm and ranch management services.

The assets of the Company, on an unconsolidated basis, primarily consist of 100% of the Bank’s common stock.  The Company has no significant independent source of income and therefore depends on cash distributions from the Bank to meet its funding requirements.

Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on our assets and our cost of funds.  Our net income (loss) is also affected by our provision for loan losses, noninterest income, noninterest expense and income tax expense (benefit).  Noninterest income includes fees and service charges, debit card fees, net income (loss) from real estate operations, net gain on sales of investment securities, loans held for sale and real estate owned and other operating income.  Noninterest expense consists of salaries and employee benefits, occupancy, data processing, advertising, Federal Deposit Insurance Corporation insurance premium, legal services and other operating expense.  Our earnings are significantly affected by general economic and competitive conditions; particularly changes in market interest rates and U.S. Treasury yield curves, governmental policies and actions of regulatory authorities.

Recent Developments

Sale/Purchase of Branches and Deposits.  On June 2, 2006, we completed the purchase of Marine Bank’s only banking office in Omaha, Nebraska.  We acquired $8.1 million of deposits as a result of this transaction.  On December 15, 2006, we sold our Plainville and Stockton, Kansas bank offices to Stockton National Bank of Stockton, Kansas.  As a result of this sale, we transferred $21.7 million of deposits to the purchaser and recorded a gain on sale of $1.0 million.

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

Loan Production Office Closings.   On June 30, 2008, we announced the closing of all nine of our loan production offices in an effort to focus our lending activity in our primary market area of Nebraska, Iowa and Kansas.  We completed the closure of all of our loan production offices during the three months ended September 30, 2008.  The closed lending offices were located in Phoenix, Arizona; Colorado Springs, Denver and Fort Collins, Colorado; Orlando, Florida; Minneapolis, Minnesota; Las Vegas, Nevada and Charlotte and Raleigh, North Carolina.  We will continue to service loans made to existing customers.  At the current time, customer transition and collection support functions for existing customers continue in Charlotte, Las Vegas, Minneapolis and Orlando.

Board of Director Appointment.  On September 22, 2008, we announced that Ann Lindley Spence had submitted her resignation as a director of the Company and the Bank.  On that same day, to fill the vacancy created by Ms. Spence’s retirement, the Company’s Board of Directors appointed Samuel P. Baird as an independent director of the Company and the Bank for a term expiring at the 2010 annual meeting of stockholders. Mr. Baird, who was Director of the Nebraska Department of Banking and Finance from 1999-2004, has over 35 years of experience in banking, real estate, insurance and law.  Mr. Baird was also appointed to the Audit and Compensation Committees of the Company’s Board of Directors.

Regulatory Developments.  On January 15, 2009, the Bank entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”), the Bank’s primary federal regulator, in response to regulatory concerns raised in the Bank’s most recent regulatory examination by the OTS and to address the current economic environment facing the banking and financial industry.  The agreement requires, among other things:

•
The review, and where appropriate, revisions to or adoption of: (a) loan policies, procedures and reporting; (b) credit administration and underwriting; (c) asset classification; (d) allowance for loan and lease losses; and (e) internal asset review;

•	Enhanced management oversight including restrictions on changes in compensation arrangements; and
•	Strengthening the Bank’s capital position, including a requirement that the Bank maintain a minimum core capital ratio of 8.5% and a minimum total risk-based capital ratio of 11.0%.

The supervisory agreement also prohibits capital distributions by the Bank and the acceptance of brokered deposits.  The Company agreed to maintain the Bank’s regulatory capital (at the levels described above) as well as to not pay dividends on its common stock, make payments on its trust preferred securities or repurchase any shares of its common stock until the OTS issues a written notice of non-objection.  The supervisory agreement will remain in effect until modified, suspended or terminated by the OTS.  The foregoing information does not purport to be a complete summary of the supervisory agreement and is qualified in its entirety by reference to the supervisory agreement filed as Exhibit 10.24 to this Annual Report on Form 10-K.

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

We face significant competition, both in generating loans as well as in attracting deposits.  Our market area is highly competitive and we face direct competition from a significant number of financial service providers, many with a regional or national presence.  Many of these financial service providers are significantly larger and have greater financial resources.  Our competition for loans comes principally from commercial banks, savings banks and associations, credit unions, mortgage brokers, mortgage-banking companies and insurance companies.  Our most direct competition for deposits has historically come from commercial banks, savings banks and associations and credit unions.  In addition, we face increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, equity securities, mutual funds and annuities.

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

Lending Activities

General.  As a regional community bank, we directly originate loans to customers located in Nebraska, Iowa and Kansas (“Primary Market Area”).  We had also previously originated and purchased loans and loan participation interests from financial institutions, loan correspondents and mortgage brokers located throughout the United States.  At December 31, 2008 and 2007, approximately 53.7% and 47.0%, respectively, of our total loan portfolio consisted of loans secured by properties located in Nebraska, Iowa and Kansas.  Due to our revised lending strategy, most of our future loan activity will relate to loans within our Primary Market Area.

In previous years, we obtained a portion of our loans from originations made by our former loan production offices which were located in Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina.  On June 30, 2008, we announced the closing of all nine of our loan production offices in an effort to focus our lending activity in our Primary Market Area.  We completed the closure of our loan production offices in September 2008.

Furthermore, in response to the economic environment prevalent in the United States during 2007 and 2008, we have realigned our lending strategy in an effort to reduce our exposure to higher risk loans (land development, construction and loans located outside of our Primary Market Area).  We have shifted our lending focus to originations and/or purchases of one-to-four family residential, multi-family, commercial real estate, agricultural, business and consumer loans within our Primary Market Area.  In addition, we also intend to continue offering warehouse mortgage lines of credit.  During 2007 and 2008, we significantly reduced our originations and purchases of land development and construction (residential and commercial) loans.

Loan Approval Procedures and Authority.  General lending policies and procedures are established by our Asset/Liability Committee which is composed of the following officers of the Bank:  Chief Executive Officer, Chief Operating Officer, Director of Lending, Director of Administration, Director of Retail Banking, Chief Financial Officer, Controller and Senior Financial Analysis Manager.  Our Board of Directors reviews and approves lending policies and procedures established by the Asset/Liability Committee.  Under policies approved by the Board of Directors, various officers or combinations of officers have loan approval authority, the specific amounts and requirements being established for each loan type.

Loan Portfolio Composition.  At December 31, 2008, our total loans receivable amounted to $3.0 billion.  Our loan portfolio consists of a variety of one-to-four family residential, second mortgage, multi-family, commercial real estate, land development, construction, agricultural, business and consumer loans and warehouse mortgage lines of credit.  Loans that we may purchase and originate are subject to federal and state laws and regulations.  The interest rates we charge on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors.  These factors are, in turn, affected by general and local economic conditions, monetary policies of the Federal Government, including the Board of Governors of the Federal Reserve System and legislative tax policies.

Residential Mortgage Lending.  During 2008, we increased our investment in one-to-four family residential loans within our Primary Market Area to further realign our loan portfolio with loans perceived to have lower risk characteristics.

One-to-four family residential mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers and from mortgage correspondents.  We also originate and/or purchase from correspondent lenders second mortgage loans in amounts up to 85% of the appraised value of the collateral with maturities of up to 30 years.

We currently originate fixed-rate, one-to-four family residential mortgage loans generally with terms up to 30 years.  In the past, we have sold substantially all newly originated fixed-rate, one-to-four family residential loans into the secondary market on a servicing retained basis which produces noninterest income in the form of net gains and losses on sales and loan servicing fees.  We are currently retaining certain fixed-rate, one-to-four family residential loans for our portfolio.  The loans we have chosen to retain primarily consist of those made to borrowers within our Primary Market Area with strong credit profiles.

We originate or purchase adjustable-rate, one-to-four family residential mortgage loans with terms up to 30 years and interest rates which generally adjust one to seven years from the outset of the loan and thereafter annually for the duration of the loan.  The interest rates for such adjustable-rate loans are normally tied to indices such as the U.S. Treasury CMT or LIBOR, plus a margin.  Our adjustable-rate loans generally provide for periodic caps (generally not more than 2.0%) on the increase or decrease in the interest rate at any adjustment date.  The maximum amount the rate can increase or decrease from the initial rate during the life of the loan is 5.0% - 6.0% over the start rate.

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

We maintain a corporate policy of not participating in subprime residential real estate lending or negative amortizing mortgage products for loans placed into our portfolio.  The OTS, our federal regulatory agency, defines subprime loans as loans to borrowers displaying one or more credit risk characteristics including lending to a borrower with a credit bureau risk score (FICO) of 660 or below.  Furthermore, we have not purchased collateralized loan obligations, collateralized debt obligations, structured investment vehicles or asset-backed commercial paper.

Multi-Family Residential and Commercial Real Estate Lending. We offer multi-family residential and commercial real estate loans for permanent financing collateralized by real property.  These loans are generally used for business purposes such as apartment buildings, office buildings and retail facilities.  The properties securing these loans are generally located in our Primary Market Area.

Loans secured by multi-family residential and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans.  Payments on these loan types are often dependent on the successful operation or management of the properties.  Repayment of such loans may be subject to adverse conditions in the real estate market or the economy and a concentration of loans in a geographic region may be subject to greater risk because of the potential for adverse economic conditions affecting that region.  We seek to minimize these risks through our underwriting standards.

Construction and Land Development Lending.  In past years, we have offered residential construction loans for either pre-sold houses (a purchase contract has been signed) or speculative houses (properties for which no buyer yet exists).  We have significantly reduced our involvement with speculative residential construction lending in response to the current economic environment.  We will continue to offer residential construction loans in our Primary Market Area for pre-sold homes.

In past years, we have also originated commercial real estate construction and land development loans as well as purchased participation interests in such loans.  We have provided commercial construction loans to real estate developers for the purpose of constructing a variety of commercial projects such as retail facilities, industrial buildings and warehouses.  Under our revised lending strategy, we have significantly reduced our involvement in these types of loans.

Risk of loss on construction and land development loans is dependent largely upon the accuracy of the initial estimate of the property's value when completed or developed compared to the projected cost (including interest) of construction and other assumptions, including the approximate time to build, sell or lease the properties.  If the appraised collateral value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

Agricultural Loans. Agricultural loans are made predominantly to farmers and ranchers in our Primary Market Area.  Agricultural operating loans are made to finance day-to-day operations, including crop and livestock production.  Intermediate term loans are used to purchase breeding livestock and machinery.  Real estate loans are used to purchase or refinance farm and ranchland.

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

Warehouse Mortgage Lines of Credit.  We are actively involved in originating revolving lines of credit to mortgage brokers.  These lines are drawn upon by mortgage brokers to fund the origination of one-to-four family residential mortgage loans.  Prior to funding the advance, the mortgage broker must have an approved commitment for the purchase of the loan which reduces credit exposure associated with the line.  The lines are repaid upon sale of the mortgage loan to a third party which usually occurs within 30 days of origination of the loan.  In connection with extending the line of credit to the mortgage broker, we enter into agreements with the purchaser to which such mortgage broker intends to sell loans.  Under such agreements, the loan purchaser agrees to hold the mortgage documents, excluding the original note which is held by us, issued by the mortgage brokers on our behalf and for our benefit until such time that the purchaser remits to us the purchase price for such loans.  As part of the structure of the lines of credit, the mortgage brokers are required to maintain commercial deposits with us, with the amount of such deposits dependent upon the amount of the line and other factors.  The lines are structured with adjustable rates indexed to the Wall Street Journal prime rate.  Maximum amounts permitted to be advanced by us under existing warehouse mortgage lines of credit range in amounts from $1.5 million to $30.0 million.

Business Lending.  Business loans are made predominantly to small- and mid-sized businesses located within our Primary Market Area.  The business lending products we offer include lines of credit, receivable and inventory financing and equipment loans.  We have established minimum underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins and financial enhancements such as guarantees.  Generally, the primary source of repayment is cash flow from the business and the financial strength of the borrower.

Consumer and Other Lending.  Consumer loans are generally originated directly through our network of banking offices.  We offer home equity loans, home improvement loans and home equity lines of credit in amounts up to $100,000 with a term of 15 years or less and a loan-to-value ratio up to 85% of the appraised value of the collateral.  A portion of our home improvement loans consist of participation interests we have purchased from a third party.  Under the terms of our third party arrangement, if any loan becomes more than 120 days past due, we can require the seller to repurchase such loan at a price equal to our total investment in the loan, including any uncollected and accrued interest.  We also offer automobile loans in amounts up to $50,000 with maximum 72 month and 60 month terms for new and used cars, respectively, and purchase price ratios of generally not more than 95% and 85% for new and used cars, respectively.  Most of our automobile loans are obtained through a network of 89 new and used automobile dealers located primarily in Lincoln and Omaha, Nebraska.  Although employees of the automobile dealership take the application, the loan is made pursuant to our underwriting standards and must be approved by one of our authorized loan officers.  Our consumer loan portfolio also includes manufactured housing, recreational vehicle, boat, motorcycle and unsecured loans.

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

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated:

	At December 31,

(Dollars in thousands)	2008	2007	2006	2005	2004

Real estate loans:
One-to-four family residential (1)	$384,614	$314,623	$339,080	$384,722	$418,270
Second mortgage residential	76,438	95,477	120,510	160,208	255,222
Multi-family residential	199,152	106,678	148,922	166,579	142,454
Commercial real estate	356,067	370,910	396,620	402,504	444,269
Land and land development	396,477	473,346	494,887	289,916	152,845
Residential construction	229,534	513,560	780,991	943,378	601,075
Commercial construction	360,163	540,797	491,997	351,767	282,399
Agriculture	95,097	91,068	68,459	57,008	66,830

Total real estate loans	2,097,542	2,506,459	2,841,466	2,756,082	2,363,364

Business	250,619	252,712	220,669	177,592	142,675

Agriculture - operating	106,429	100,365	94,455	72,518	71,223

Warehouse mortgage lines of credit	133,474	86,081	112,645	95,174	132,928

Consumer loans:
Home equity	55,355	72,517	71,476	61,600	56,441
Home equity lines of credit	126,393	120,465	130,071	141,021	142,725
Home improvement	36,747	46,045	55,513	69,165	73,386
Automobile	89,202	87,079	87,575	85,515	80,512
Other	65,390	71,141	68,365	49,812	25,956

Total consumer loans	373,087	397,247	413,000	407,113	379,020

Total loans	2,961,151	3,342,864	3,682,235	3,508,479	3,089,210

Unamortized premiums, discounts and
deferred loan fees	9,558	9,451	5,602	4,778	7,228
Loans in process (2)	(188,489)	(376,186)	(637,677)	(668,587)	(441,452)

Net loans	2,782,220	2,976,129	3,050,160	2,844,670	2,654,986

Allowance for loan losses	(63,220)	(66,540)	(33,129)	(30,870)	(26,831)

Net loans after allowance for loan losses	$2,719,000	$2,909,589	$3,017,031	$2,813,800	$2,628,155

(1) Includes loans held for sale	$13,917	$9,348	$19,285	$8,666	$11,956

(2) Loans in process represents the undisbursed portion of construction and land development loans.

Loan Portfolio Concentration by State.   The following table details the concentration of our total loan portfolio by state at the dates indicated:

	At December 31,

(Dollars in thousands)	2008	%	2007	%	2006	%	2005	%

Within our Primary Market Area:

Nebraska	$1,383,732	46.73%	$1,367,659	40.91%	$1,326,374	36.02%	$1,248,165	35.58%
Iowa	123,330	4.16	135,885	4.06	106,949	2.90	103,286	2.94
Kansas	82,834	2.80	69,180	2.07	75,362	2.05	60,807	1.73

Total within our Primary Market Area	1,589,896	53.69	1,572,724	47.04	1,508,685	40.97	1,412,258	40.25

Within Former Loan Production Office States:
Nevada	192,624	6.51	247,260	7.40	252,990	6.87	32,704	0.93
Colorado	157,924	5.33	237,441	7.10	283,543	7.70	277,184	7.90
Arizona	144,359	4.88	161,339	4.83	205,912	5.59	222,397	6.34
Minnesota	132,057	4.46	157,985	4.73	172,134	4.68	151,734	4.33
North Carolina	63,768	2.15	121,594	3.64	175,666	4.77	123,221	3.51
Florida	72,912	2.46	168,765	5.05	317,454	8.62	508,792	14.50

Total within former loan production office states	763,644	25.79	1,094,384	32.75	1,407,699	38.23	1,316,032	37.51

Other States:
South Carolina	66,786	2.26	103,153	3.09	132,508	3.60	137,640	3.92
California	68,642	2.32	78,817	2.36	95,453	2.59	114,286	3.26
Texas	76,162	2.57	74,390	2.22	83,050	2.26	72,696	2.07
Illinois	63,502	2.14	70,891	2.12	55,011	1.49	19,980	0.57
Oregon	45,078	1.52	37,266	1.11	44,168	1.20	30,360	0.87
Washington	31,052	1.05	29,736	0.89	53,698	1.46	62,081	1.77
Other States	256,389	8.66	281,503	8.42	301,963	8.20	343,146	9.78

Total other states	607,611	20.52	675,756	20.21	765,851	20.80	780,189	22.24

Total loans	$2,961,151	100.00%	$3,342,864	100.00%	$3,682,235	100.00%	$3,508,479	100.00%

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans at December 31, 2008.  Demand and overdraft loans which have no stated schedule of repayments and no stated maturity, are reported as due in 2009.  The following amounts do not take into account loan prepayments.

	Principal Payments Contractually Due in Years

(Dollars in thousands)	2009	2010 - 2013	2014 - 2018	After 2018	Total

Real estate loans:
One-to-four family residential	$2,482	$11,759	$11,790	$358,583	$384,614
Second mortgage residential	72	4,290	20,506	51,570	76,438
Multi-family residential	45,483	59,935	51,774	41,960	199,152
Commercial real estate	33,447	181,808	128,632	12,180	356,067
Land and land development	263,856	128,910	3,674	37	396,477
Residential construction	215,606	3,492	910	9,526	229,534
Commercial construction	165,800	186,403	6,350	1,610	360,163
Agriculture	11,244	26,818	48,929	8,106	95,097

Total real estate loans	737,990	603,415	272,565	483,572	2,097,542

Business	89,677	139,276	19,713	1,953	250,619
Agriculture - operating	85,978	18,780	1,551	120	106,429
Warehouse mortgage lines of credit	133,474	-	-	-	133,474
Consumer	38,617	235,034	34,247	65,189	373,087

Total loans (1) (2)	$1,085,736	$996,505	$328,076	$550,834	$2,961,151

(1)	Gross of unamortized premiums, discounts and deferred loan fees, loans in process and allowance for loan losses.
(2)
Total loans due after one year from December 31, 2008 with fixed interest rates totaled $999.3 million. Total loans due after one year from December 31, 2008 with floating or adjustable interest rates totaled $876.1 million.

Originations, Purchases and Sales of Loans.  Our lending activities are subject to underwriting standards and loan origination procedures established by our Asset/Liability Committee and approved by our Board of Directors.  Applications for mortgages and other loans are primarily taken at our banking offices.  In the past, we have relied on a network of loan correspondents and mortgage brokers to originate a substantial part of our loans.  Since 2006, we have significantly reduced our utilization of third-party originators of residential construction loans.  We also use loan correspondents to originate one-to-four family residential loans to supplement our origination efforts.

Although we originate both adjustable-rate and fixed-rate loans, our ability to originate and purchase fixed- or adjustable-rate loans is dependent upon customer demand for such loans, which is affected by the current and expected future level of interest rates.  The loans purchased during 2008 consisted of one-to-four family residential, consumer (primarily home improvement loans and automobile financing), construction, business, agricultural and second mortgage residential loans.

Generally, we originate adjustable-rate mortgage loans for retention in our portfolio.  We are currently retaining certain fixed-rate, one-to-four family residential loans for our portfolio.  The loans we have chosen to retain consist of those made to borrowers within our Primary Market Area with strong credit profiles.  Fixed-rate, one-to-four family residential loans that are not retained are sold to either the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) or the FHLBank Topeka (“FHLBank”) pursuant to the Mortgage Partnership Finance Program.  Upon receipt of an application to make a fixed-rate loan, we typically enter into agreements to sell such loans to FNMA, FHLMC or the FHLBank pursuant to forward sale commitments, with delivery being required in approximately 90 days.  We generally agree to deliver a somewhat smaller dollar amount of loans in the event that not all the loans for which applications are submitted actually close.  Loans are delivered pursuant to such sale contracts upon their origination or purchase and are not aggregated for sale as loan packages.  As a result, we typically do not have a significant amount of loans held for sale at any given point in time. We recognize, at the time of disposition, the gain or loss on the sale of the loans.  The gain or loss is based on the difference between the net proceeds received and the carrying value of the loans sold excluding the value of servicing rights retained.

Loan Portfolio Activity.  The following table shows total loans originated, purchased, sold and repaid during the years indicated:

	Year Ended December 31,

(Dollars in thousands)	2008	2007	2006

Net loans after allowance for loan losses at
beginning of year	$2,909,589	$3,017,031	$2,813,800

Loan originations:
One-to-four family residential	157,257	168,077	161,672
Second mortgage residential	955	2,518	2,988
Multi-family residential	12,057	3,415	11,600
Commercial real estate	55,138	52,879	56,612
Land and land development	32,653	139,832	316,344
Residential construction	63,780	262,902	500,283
Commercial construction	74,624	111,451	249,732
Agriculture - real estate	37,755	47,179	27,376
Business	337,140	406,369	373,489
Agriculture - operating	325,470	275,042	235,845
Warehouse mortgage lines of credit (1)	2,164,117	2,706,073	2,946,983
Consumer	110,333	141,084	152,143

Total loan originations	3,371,279	4,316,821	5,035,067

Loan purchases:
One-to-four family residential (2)	321,594	212,277	115,827
Second mortgage residential	100	872	1,649
Multi-family residential	-	-	10,000
Commercial real estate	295	-	-
Land and land development	-	10,246	7,917
Residential construction	19,823	55,387	161,461
Commercial construction	19,845	54,808	83,389
Agriculture - real estate	4,567	2,836	-
Business	11,546	15,842	15,463
Agriculture - operating	2,125	501	-
Consumer	47,274	58,647	88,429

Total loan purchases	427,169	411,416	484,135

Total loan originations and purchases	3,798,448	4,728,237	5,519,202

Sales and loan principal repayments:
Loan sales:
One-to-four family residential	(353,026)	(339,013)	(242,991)
Land and land development	(99)	-	-
Residential construction	(12,437)	-	-
Consumer	(210)	(5,018)	(4,421)
Loan principal reductions:
Real estate, business, agriculture-operating and consumer	(1,697,664)	(1,992,193)	(2,166,909)
Warehouse mortgage lines of credit (1)	(2,116,723)	(2,732,637)	(2,929,512)

Total loan sales and principal repayments	(4,180,159)	(5,068,861)	(5,343,833)

Increase due to other items (3)	191,122	233,182	27,862

Net loans after allowance for loan losses at end of year	$2,719,000	$2,909,589	$3,017,031

(1)	Reflects amounts advanced and repaid under such lines of credit during the years presented.
(2)	Substantially all of these fixed-rate loans were acquired from loan correspondents and mortgage brokers and sold to Fannie Mae, Freddie Mac or the FHLBank Topeka with servicing retained.
(3)	Other items consist of unamortized premiums, discounts and deferred loan fees, loans in process and changes in the allowance for loan losses.

Loan Servicing.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults.  The gross servicing fee income from loans sold is generally 0.25% to 0.50% of the total balance of each loan serviced.  At December 31, 2008 and 2007, we were servicing $1.6 billion and $1.5 billion, respectively, of loans for others, primarily consisting of one-to-four family residential loans sold by us in the secondary market.

Loan Commitments.  We generally issue written commitments to individual borrowers and loan correspondents for the purposes of originating and purchasing loans.  These loan commitments establish the terms and conditions under which we will fund the loans.  At December 31, 2008 and 2007, we had issued commitments totaling $679.4 million and $666.2 million, respectively, excluding loans in process, to fund and purchase loans, extend credit on commercial and consumer unused lines of credit and to extend credit under unused warehouse mortgage lines of credit.  These outstanding loan commitments do not necessarily represent future cash requirements since many of the commitments may expire without being drawn.

Asset Quality

Reports listing all delinquent loans (loans 30 or more days delinquent), classified assets and other real estate owned are reviewed monthly by management and by our Board of Directors as part of its regular Board meetings.  The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent.  When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status.  In the event payment is not then received or the loan not otherwise satisfied, letters and telephone calls generally are made.  If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence recovery proceedings against the property securing the loan.  If a legal action is instituted and the loan is not brought current, paid in full, or refinanced before the recovery sale, the property securing the loan generally is sold and, if purchased by us, becomes other real estate owned or a repossessed asset.

During 2007 and 2008, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent), impaired loans and other real estate owned increased significantly due to deterioration in the nation’s economic conditions.  The real estate market continued to decline in 2008 placing continued financial stress on customers, particularly those engaged in residential development.  The downturn in the residential housing market has greatly reduced demand and market prices for developed residential lots and vacant land as well as completed homes.  Where there is reduced demand for new homes, certain residential developers may be required to hold their properties for longer periods of time or be forced to sell their properties at a significantly reduced price which may result in greater holding costs and lower or deferred cash inflows.  These factors have resulted in, and may continue to result in, greater credit risks for lenders.  Additionally, significantly tightened credit standards have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans.

Delinquent Loans.  The following table shows loans delinquent 30 – 89 days in our loan portfolio as of the dates indicated:

	At December 31,

(Dollars in thousands)	2008	2007	2006	2005	2004

One-to-four family residential	$3,764	$5,798	$1,532	$2,081	$8,203
Second mortgage residential	1,682	1,499	2,085	1,844	1,426
Multi-family residential	7,923	2,019	-	-	-
Commercial real estate	3,222	5,268	728	269	643
Land and land development	16,817	15,997	144	2,373	-
Residential construction	24,015	8,263	17,524	8,287	1,529
Commercial construction	1,658	-	-	-	-
Agriculture - real estate	445	4,723	164	586	120
Business	5,008	3,247	620	1,740	1,122
Agriculture - operating	399	93	47	180	566
Consumer	5,441	5,560	4,818	6,416	3,448

Total delinquent loans	$70,374	$52,467	$27,662	$23,776	$17,057

Delinquent loans as a percentage of
net loans before allowance for loan losses	2.53%	1.76%	0.91%	0.84%	0.64%

Nonperforming Loans and Other Real Estate Owned.  The following table sets forth information regarding nonperforming loans (90 or more days delinquent), other real estate owned and repossessed assets.  It is our policy to cease accruing interest on loans contractually delinquent 90 days or more and to charge-off all accrued interest.  We did not have any accruing loans 90 days or more past due at the dates shown.

	At December 31,

(Dollars in thousands)	2008	2007	2006	2005	2004

Nonperforming loans:
One-to-four family residential	$6,367	$7,029	$1,611	$1,902	$1,914
Second mortgage residential	677	487	234	609	739
Multi-family residential	412	603	1,152	5,731	2,374
Commercial real estate	4,285	590	324	1,007	707
Land and land development	58,428	38,708	4,696	915	-
Residential construction	51,295	57,709	18,074	1,840	2,256
Commercial construction	16,741	19,184	-	-	-
Agriculture - real estate	159	159	50	113	349
Business	1,313	1,268	2,280	526	771
Agriculture - operating	110	134	139	308	1
Consumer	2,428	2,619	1,490	1,454	1,121

Total nonperforming loans	142,215	128,490	30,050	14,405	10,232

Other real estate owned and repossessed assets, net (1)	37,236	6,405	5,264	2,446	382

Total nonperforming assets	179,451	134,895	35,314	16,851	10,614

Troubled debt restructurings	35,528	19,569	8,904	5,180	3,469

Total nonperforming assets and
troubled debt restructurings	$214,979	$154,464	$44,218	$22,031	$14,083

Total nonperforming loans as a
percentage of net loans	5.11%	4.32%	0.99%	0.51%	0.39%

Total nonperforming assets as a
percentage of total assets	5.41%	3.81%	1.03%	0.52%	0.35%

Total nonperforming assets and
troubled debt restructurings
as a percentage of total assets	6.48%	4.37%	1.29%	0.68%	0.46%

(1)	Other real estate owned and repossessed asset balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

Nonperforming Loans.  At December 31, 2008, our nonperforming loans totaled $142.2 million of which $19.0 million, or 13.4%, was secured by property located in our Primary Market Area.  Former loan production office states had $106.1 million, or 74.6%, of total nonperforming loans at December 31, 2008.  Other states comprised the remaining $17.1 million, or 12.0%, on nonperforming loans at December 31, 2008.  Due to the continued erosion of real estate values and increased housing inventory in several markets throughout the country, we have, and may continue to experience, increased levels of nonperforming loans.

The change in our nonperforming loans is primarily attributable to the following:

Land and Land Development.  Our nonperforming land development loans at December 31, 2008 totaled $58.4 million which consisted of 45 land development properties.  At December 31, 2008, nonperforming land and land development loans consisted of 16 residential properties in Nevada totaling $43.9 million, six residential properties in Nebraska totaling $4.4 million, eight residential properties in Florida totaling $4.1 million, four residential properties located in Arizona totaling $3.2 million and 11 residential properties located in other states totaling $2.9 million.  With the exception of a very limited number of local or existing borrowers, we have not committed to any additional land and land development loans since the end of 2006.

Residential Construction Loans.  At December 31, 2008, our nonperforming residential construction loans totaled $51.3 million and consisted of 96 residential properties.  At December 31, 2008, nonperforming residential construction loans consisted of 38 properties located in South Carolina totaling $13.9 million, seven properties located in Nevada totaling $12.4 million, eight properties located in Arizona totaling $7.8 million, 16 properties located in North Carolina totaling $5.5 million, seven properties located in Florida totaling $5.5 million, 16 properties located in Nebraska totaling $4.4 million and four properties located in other states totaling $1.6 million.

On June 25, 2008, we sold over 300 delinquent residential construction loans previously originated by TransLand. This sale of TransLand-related loans, net of charge-offs, represented $12.7 million of our total nonperforming residential construction loans.

Commercial Construction.  Nonperforming commercial construction loans totaled $16.7 million at December 31, 2008.  Our nonperforming commercial construction loans at December 31, 2008 consist of one property in Nevada totaling $15.0 million and two properties in Nebraska totaling $1.8 million.  The nonperforming loans in Nevada are secured by one upscale condominium development located in the Las Vegas metro area.  We have entered into a contract to complete the project with a local builder under the supervision of a court-appointed trustee.

Delinquent and Nonperforming Loans by State.  The following table details our delinquent  and nonperforming loans by state, on a net loan basis, as of December 31, 2008:

(Dollars in thousands)	Net Loan Balance at December 31, 2008	Loans 30 - 89 Days Delinquent	Nonperforming Loans	Total Delinquent and Nonperforming Loans
Within our Primary Market Area:
Nebraska	$1,344,130	$14,366	$18,528	$32,894
Iowa	110,778	1,151	468	1,619
Kansas	65,993	54	23	77

Total within our Primary Market Area	1,520,901	15,571	19,019	34,590

Within Former Loan Production Office States:
Nevada	171,527	17,312	71,284	88,596
Colorado	139,730	1,781	33	1,814
Minnesota	130,076	528	3,197	3,725
Arizona	126,940	480	10,913	11,393
Florida	69,565	232	13,658	13,890
North Carolina	55,708	14,045	7,005	21,050

Total within former loan production office states	693,546	34,378	106,090	140,468

Other States:
South Carolina	59,597	4,709	14,387	19,096
California	68,642	121	1,032	1,153
Texas	58,122	3,350	35	3,385
Illinois	43,889	433	11	444
Oregon	44,133	-	-	-
Washington	31,052	-	-	-
Other States	262,338	11,812	1,641	13,453

Total other states	567,773	20,425	17,106	37,531

Total net loans	$2,782,220	$70,374	$142,215	$212,589

Impaired Loans.  A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Impairment is measured by: (a) the fair value of the collateral if the loan is collateral dependent; (b) the present value of expected future cash flows; or (c) the loan’s observable market price.   Loans classified as impaired totaled $185.9 million and $125.9 million at December 31, 2008 and 2007, respectively.  Our allowance for loan losses related to impaired loans totaled $16.4 million and $24.6 million at December 31, 2008 and 2007, respectively.  Impaired loans at December 31, 2008 consisted primarily of $80.6 million of land and land development loans, $67.3 million of residential construction loans and $20.1 million of commercial construction loans.

The average balance of impaired and restructured loans for the years ended December 31, 2008 and 2007 totaled $171.5 million and $58.4 million, respectively.  Interest recognized on impaired and restructured loans for the years ended December 31, 2008 and 2007 was $1.7 million and $675,000, respectively.

Other Real Estate Owned and Repossessed Assets.  When we acquire real estate owned property or other assets through foreclosure, deed in lieu of foreclosure or repossession, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell.  If there is a further deterioration in value, we record a loss provision for other real estate owned for the decline in value.  We generally obtain an appraisal or broker's price opinion on all real estate subject to foreclosure proceedings prior to the time of foreclosure.

Other Real Estate Owned and Repossessed Asset Activity.  The following table sets forth the activity of our other real estate owned and repossessed assets for the periods indicated:

	Year Ended December 31,

(Dollars in thousands)	2008	2007	2006	2005

Balance at beginning of year	$6,405	$5,264	$2,446	$382
Loan foreclosures and other additions	38,365	9,292	10,495	3,485
Sales	(6,251)	(7,290)	(7,172)	(1,433)
Provisions for losses	(1,141)	(636)	(370)	(73)
Gain (loss) on disposal	(142)	(225)	(135)	85

Balance at end of year	$37,236	$6,405	$5,264	$2,446

At December 31, 2008, other real estate owned and repossessed assets consisted primarily of eight commercial properties totaling $21.7 million and 93 residential properties totaling $15.5 million.

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

As part of our asset classification process, we identify loans that carry relative levels of risk which may be considered higher than normal due to possible deterioration of the borrower’s financial condition or the value of the underlying collateral.  Since these loans remain performing in accordance with the terms of the loan agreement, they are not included in impaired, delinquent or nonperforming loans or troubled debt restructurings; however, management is aware of circumstances which may raise concern as to the ability of the borrower to comply with present repayment terms.  These potential problem loans totaled $285.6 million and $53.1 million at December 31, 2008 and 2007, respectively, with the December 31, 2008 composition of loans primarily consisting of $103.6 million of land and land development, $60.9 million of commercial construction, $39.7 million of multi-family and $33.9 million of business loans.  The increase in potential problem loans from 2007 was primarily the result of continued declines in real estate values, slow real estate sales and the economy in general.

Our Asset Classification Committee reviews and classifies assets no less frequently than quarterly and our Board of Directors reviews the asset classification reports on a quarterly basis.  The Asset Classification Committee is composed of the following officers of the Bank: Chief Executive Officer, Chief Operating Officer, Director of Lending, Risk Management Officer, Chief Credit Officer, Director of Real Estate Lending, Chief Financial Officer, Controller, Director of Corporate Banking, Senior Financial Analysis Manager and External Reporting Manager.

Allowance for Loan Losses. A provision for loan losses is charged to earnings when it is determined by management to be required based on our analysis.  The allowance for loan losses is maintained at a level believed to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the loan portfolio no less frequently than monthly in order to identify those inherent losses and to assess the overall collection probability of the portfolio.  Our review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. These loss factors are developed using our historical loan loss experience for each group of loans as further adjusted for specific factors, including the following:

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

Allowance for Loan Losses.  The following table shows changes in our allowance for loan losses during the years presented:

	At or For the Year Ended December 31,

(Dollars in thousands)	2008	2007	2006	2005	2004

Allowance for loan losses at beginning of year	$66,540	$33,129	$30,870	$26,831	$19,586

Allowance for loan losses acquired	-	-	-	-	4,221

Charge-offs:
One-to-four family residential	(7,833)	(302)	(6)	(11)	(16)
Second mortgage residential	(348)	(328)	(389)	(402)	(520)
Multi-family residential	(118)	(40)	-	(729)	-
Commercial real estate	(49)	(1,766)	(14)	(7)	-
Land and land development	(34,244)	(2)	(532)	-	-
Residential construction	(31,250)	(26,385)	(368)	(114)	(138)
Commercial construction	(10,040)	-	-	-	-
Business	(3,333)	(1,964)	(1,021)	(608)	(57)
Agriculture - operating	(16)	-	(227)	-	(64)
Warehouse mortgage lines of credit	-	-	-	-	(20)
Consumer	(3,167)	(2,250)	(1,550)	(1,192)	(1,421)

Total charge-offs	(90,398)	(33,037)	(4,107)	(3,063)	(2,236)

Recoveries on loans previously charged-off	2,288	1,066	313	666	373

Provision for loan losses	84,790	65,382	6,053	6,436	4,887

Allowance for loan losses at end of year	$63,220	$66,540	$33,129	$30,870	$26,831

Allowance for loan losses as a percentage of net loans	2.27%	2.24%	1.09%	1.09%	1.01%

Allowance for loan losses as a
percentage of nonperforming loans	44.45%	51.79%	110.25%	214.30%	262.23%

Ratio of net charge-offs during the year as a
percentage of average loans outstanding during
the year	3.20%	1.07%	0.13%	0.09%	0.08%

We generally discontinue funding of loans which become nonperforming or are deemed impaired unless additional funding is required to protect the asset.  In addition, due to certain laws and regulations in some states, additional funding may be required.  Our reserve for unfunded loan commitments at December 31, 2008 and 2007 was $300,000 and $2.7 million, respectively, which represents potential future losses associated with these unfunded commitments.  We did not have a reserve for unfunded loan commitments at December 31, 2006, 2005 and 2004.

     Allowance for Loan Losses by Loan Type.  The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated:

	At December 31,

	2008		2007		2006

(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans

One-to-four family residential	$5,655	12.99%	$6,234	9.41%	$339	9.21%
Second mortgage residential	573	2.58	716	2.86	904	3.27
Multi-family residential	2,971	6.73	1,480	3.19	1,874	4.05
Commercial real estate	4,485	12.03	4,599	11.10	4,708	10.77
Land and land development(1)	19,662	13.39	11,963	14.16	4,387	13.44
Residential construction(2)	6,389	7.75	20,619	15.36	7,019	21.21
Commercial construction	9,863	12.16	7,893	16.18	3,123	13.36
Agriculture - real estate	1,034	3.21	953	2.72	702	1.86
Business	4,199	8.46	3,717	7.56	3,353	5.99
Agriculture - operating	1,410	3.59	1,257	3.00	1,185	2.56
Warehouse mortgage lines
of credit	267	4.51	172	2.58	225	3.06
Consumer	6,712	12.60	6,937	11.88	5,310	11.22

Total	$63,220	100.00%	$66,540	100.00%	$33,129	100.00%

(1)	The 2008 increase was primarily attributable to a $29.5 million increase in impaired land and land development loans.
(2)	The 2008 decrease was primarily attributable to the charge-off of $14.2 million of our allowance for loan losses in conjunction with our TransLand loan sale.

	At December 31,

	2005		2004

(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans

One-to-four family residential	$740	10.96%	$805	13.54%
Second mortgage residential	1,502	4.57	2,369	8.26
Multi-family residential	2,659	4.75	2,468	4.61
Commercial real estate	5,376	11.47	6,041	14.38
Land and land development	3,363	8.27	1,282	4.95
Residential construction	4,455	26.89	3,140	19.46
Commercial construction	2,681	10.03	2,000	9.14
Agriculture - real estate	687	1.62	873	2.16
Business	2,531	5.06	1,796	4.62
Agriculture - operating	941	2.07	990	2.31
Warehouse mortgage lines
of credit	190	2.71	266	4.30
Consumer	5,745	11.60	4,801	12.27

Total	$30,870	100.00%	$26,831	100.00%

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

Our investment policy, as approved by our Board of Directors, requires management to maintain adequate liquidity and to generate a favorable return on investment without incurring undue interest rate and credit risk.  We primarily utilize investments to collateralize deposits.  Additionally, we may use investment securities for liquidity management, as a method of deploying excess funding not utilized for loan originations and purchases.  We have invested in U.S. Government securities and agency obligations, corporate securities, municipal obligations, agency equity securities, mutual funds, U.S. Government sponsored agency issued mortgage-backed securities and collateralized mortgage obligations.  As required by Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have established an investment portfolio of securities that are categorized as held to maturity or available for sale.  We do not currently maintain a portfolio of securities categorized as trading.  Substantially all of our investment securities are purchased for the available for sale portfolio which totaled $137.7 million, or 4.1% of total assets, at December 31, 2008.  At such date, we had net unrealized losses with respect to such securities of $245,000.  At December 31, 2008, the held to maturity securities portfolio totaled $48,000.

At December 31, 2008, our mortgage-backed security portfolio (which was classified as available for sale) totaled $3.1 million, or 0.1% of total assets.  At such date, we had net unrealized gains with respect to our mortgage-backed securities of $19,000.  Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or in the event the issuer redeems such securities.  In addition, the fair value of such securities may be adversely affected by changes in interest rates.

Investment Securities Portfolio Composition.  The following table sets forth certain information relating to our available for sale investment securities portfolio at the dates indicated:

	At December 31,

	2008		2007		2006

(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government securities and
agency obligations	$119,811	$120,071	$105,428	$105,413	$78,201	$77,569
Corporate securities	3,548	3,527	4,935	4,920	5,245	5,130
Municipal obligations	9,635	9,652	13,931	13,914	15,970	15,928
Agency equity securities	8	8	536	422	547	537
Asset Management Fund - ARM Fund	4,907	4,406	5,812	5,812	6,000	5,836

Total investment securities	137,909	137,664	130,642	130,481	105,963	105,000

FHLBank Topeka stock	47,011	47,011	65,837	65,837	62,022	62,022

Total investment securities and
FHLBank Topeka stock	$184,920	$184,675	$196,479	$196,318	$167,985	$167,022

Investment Security Maturity and Yield.  The following table sets forth the fair value of available for sale investment securities which mature during each of the years indicated and the weighted average yields for each range of maturities at December 31, 2008.  No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Maturing During the Year Ending December 31,

(Dollars in thousands)	2009	2010 - 2013	2014 - 2018	After 2018	Total

Bonds and other debt securities:
U.S. Government securities and agency obligations
Balance	$95,071	$20,000	$5,000	$-	$120,071
Weighted average yield	1.91%	1.28%	4.08%	-	1.90%

Corporate securities
Balance	$-	$3,527	$-	$-	$3,527
Weighted average yield	-	6.56%	-	-	6.56%

Municipal obligations
Balance	$792	$4,542	$4,318	$-	$9,652
Weighted average yield	4.56%	4.21%	4.39%	-	4.32%

Equity Securities:

Asset Management Fund - ARM Fund
Balance	$4,406	$-	$-	$-	$4,406
Weighted average yield	4.25%	-	-	-	4.25%

Agency equity securities
Balance	$8	$-	$-	$-	$8
Weighted average yield	-	-	-	-	-

FHLBank Topeka stock
Balance	$47,011	$-	$-	$-	$47,011
Weighted average yield	2.32%	-	-	-	2.32%

Total fair value	$147,288	$28,069	$9,318	$-	$184,675

Weighted average yield	2.13%	2.42%	4.22%	-	2.28%

Mortgage-Backed Securities Portfolio Composition.  The following table sets forth the composition of our mortgage-backed securities portfolio at the dates indicated:

	At December 31,

	2008		2007		2006

(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Fixed-rate:
FHLMC	$243	$239	$820	$802	$1,146	$1,100
FNMA	343	344	654	637	1,110	1,068
GNMA	360	370	458	445	654	604
FHLMC/FNMA CMOs	329	323	2,406	2,374	5,936	5,833

Total fixed-rate	1,275	1,276	4,338	4,258	8,846	8,605

Adjustable-rate:
GNMA	994	1,020	1,299	1,325	1,932	1,966
FNMA	734	728	988	979	1,535	1,541
FHLMC	111	109	130	127	163	160

Total adjustable-rate	1,839	1,857	2,417	2,431	3,630	3,667

Total mortgage-backed securities	$3,114	$3,133	$6,755	$6,689	$12,476	$12,272

Mortgage-Backed Security Maturity and Yield.  Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2008 is presented below.  Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are less than their contractual maturities.

	Maturing During the Year Ending December 31,

(Dollars in thousands)	2009	2010 - 2013	After 2013	Total

Fixed-rate:
FHLMC
Balance	$171	$41	$27	$239
Weighted average yield	3.18%	7.26%	7.64%	4.38%

FNMA
Balance	$124	$-	$220	$344
Weighted average yield	1.48%	-	6.76%	4.86%

GNMA
Balance	$-	$-	$370	$370
Weighted average yield	-	-	6.22%	6.22%

FHLMC/FNMA CMOs
Balance	$88	$-	$235	$323
Weighted average yield	5.31%	-	3.60%	4.07%

Adjustable-rate:
FHLMC
Balance	$-	$-	$109	$109
Weighted average yield	-	-	5.46%	5.46%
FNMA
Balance	$-	$-	$728	$728
Weighted average yield	-	-	5.59%	5.59%

GNMA
Balance	$-	$-	$1,020	$1,020
Weighted average yield	-	-	5.02%	5.02%

Total fair value	$383	$41	$2,709	$3,133

Weighted average yield	3.12%	7.26%	5.40%	5.15%

     Unrealized Losses.  At December 31, 2008 and 2007, all unrealized losses related to investment and mortgage-backed securities are considered temporary in nature.  Investment and mortgage-backed securities with unrealized losses at December 31, 2008 and 2007, are summarized in the following tables:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2008:
U.S. Government securities and
agency obligations	$5,004	$4	$-	$-	$5,004	$4
Corporate securities	3,548	21	-	-	3,548	21
Municipal obligations	1,475	15	-	-	1,475	15
Asset Management Fund - ARM Fund	4,907	501	-	-	4,907	501
Mortgage-backed securities	1,484	12	501	15	1,985	27

Total temporarily impaired securities	$16,418	$553	$501	$15	$16,919	$568

At December 31, 2007:
U.S. Government securities and
agency obligations	$19,994	$3	$11,999	$30	$31,993	$33
Corporate securities	3,570	3	1,350	12	4,920	15
Municipal obligations	1,424	21	1,570	14	2,994	35
Agency equity securities	5	1	412	113	417	114
Mortgage-backed securities	1,871	17	3,062	81	4,933	98

Total temporarily impaired securities	$26,864	$45	$18,393	$250	$45,257	$295

We believe all unrealized losses on securities at December 31, 2008 and 2007 are temporary.  Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary.  At December 31, 2008, we had the ability and intent to hold these securities until maturity or for the period necessary to recover the unrealized losses.

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

Deposits.  As a regional community bank, we offer a variety of products designed to attract deposits from the general public, local businesses and governmental entities.  Our product offerings consist of checking (both interest- and noninterest-bearing), money market, savings, time deposits and individual retirement accounts.  We did not have any brokered deposits at December 31, 2008, 2007 or 2006.

Deposit Composition.  The following table shows the distribution of our deposits by type of deposit, as of the dates indicated:

	At December 31,

	2008		2007		2006

(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Time deposits:

0.00% - 0.99%	$67	-%	$20	-%	$-	-%
1.00% - 1.99%	397	0.02	101	-	542	0.03
2.00% - 2.99%	338,428	14.67	3,879	0.16	27,594	1.34
3.00% - 3.99%	939,321	40.71	129,910	5.34	151,499	7.38
4.00% - 4.99%	88,438	3.83	398,325	16.39	348,777	16.99
5.00% - 5.99%	9,475	0.41	866,878	35.67	592,013	28.85
6.00% - 6.99%	-	-	-	-	128	0.01

Total time deposits	1,376,126	59.64	1,399,113	57.56	1,120,553	54.60

Transaction accounts:

Noninterest-bearing checking	149,597	6.49	164,275	6.76	154,123	7.51
Savings	204,494	8.86	188,613	7.76	45,452	2.21
Interest-bearing checking	327,361	14.19	328,267	13.51	349,033	17.01
Money market	249,714	10.82	350,276	14.41	383,182	18.67

Total transaction accounts	931,166	40.36	1,031,431	42.44	931,790	45.40

Total deposits	$2,307,292	100.00%	$2,430,544	100.00%	$2,052,343	100.00%

Deposit Average Balances and Average Rates Paid.  The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the years indicated:

	Year Ended December 31,

	2008		2007		2006

(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Interest-bearing checking	$325,351	0.82%	$326,545	1.13%	$361,056	1.15%
Savings	206,594	2.15	90,036	2.70	51,643	0.51
Money market	309,481	1.58	385,210	3.04	393,807	2.82
Time deposits	1,290,469	4.10	1,287,195	4.98	1,085,350	4.12

Total interest-bearing deposits	2,131,895	3.04	2,088,986	3.92	1,891,856	3.18

Noninterest-bearing checking	148,122	-	135,617	-	119,394	-

Total deposits	$2,280,017	2.84%	$2,224,603	3.69%	$2,011,250	2.99%

Time Deposit Maturity.  The following table presents, by various interest rate categories and maturities, the amount of time deposits at December 31, 2008:

	Balance at December 31, 2008
	Maturing in the 12 Months Ending December 31,

(Dollars in thousands)	2009	2010	2011	Thereafter	Total

Time deposits:

0.00% - 0.99%	$67	$-	$-	$-	$67
1.00% - 1.99%	303	-	-	94	397
2.00% - 2.99%	323,593	7,443	1,557	5,835	338,428
3.00% - 3.99%	767,829	158,886	11,006	1,600	939,321
4.00% - 4.99%	62,279	13,725	7,712	4,722	88,438
5.00% - 5.99%	7,088	1,197	1,090	100	9,475

Total time deposits	$1,161,159	$181,251	$21,365	$12,351	$1,376,126

Time Deposits Exceeding $100,000.  The following table shows the maturities of our time deposits exceeding $100,000 at December 31, 2008 by the time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate

Quarter ending:

March 31, 2009	$83,755	3.16%
June 30, 2009	55,180	3.53
September 30, 2009	57,983	3.63
December 31, 2009	66,913	3.78
After December 31, 2009	41,868	3.83

Total time deposits exceeding $100,000	$305,699	3.54%

Time Deposits Exceeding $250,000.  The following table shows the maturities of our time deposits exceeding $250,000 at December 31, 2008 by the time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate

Quarter ending:

March 31, 2009	$20,788	2.99%
June 30, 2009	13,620	3.83
September 30, 2009	5,422	3.80
December 31, 2009	11,813	4.04
After December 31, 2009	7,226	3.98

Total time deposits exceeding $250,000	$58,869	3.59%

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

On April 26, 2004, we formed TierOne Capital Trust I (“TierOne Capital Trust”), which issued capital securities (“Trust Preferred Securities”) to investors.  The proceeds from the sale of the Trust Preferred Securities were used to purchase $30.9 million of our junior subordinated debentures (“debentures”).  The debentures are callable at par in June 2009 and mature in June 2034.  Our obligation under the debentures constitutes a full and unconditional guarantee of TierOne Capital Trust’s obligations under the Trust Preferred Securities.  In accordance with Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46R”), the trust is not consolidated and related amounts are treated as debt of the Company.  On November 18, 2008, we  announced that we had elected to defer payments of interest on these debentures.   As permitted under the terms of the indenture between the Company and our trustee, we have the right to extend the interest payment period at any time for up to 20 consecutive quarterly periods.  Accordingly, our election to defer payments of interest does not constitute an event of default under the indenture and upon expiration of the deferral period, all accrued and unpaid interest on the debentures will be due and payable at the same contractual rate that would have been payable were it not for the extension.  Pursuant to the indenture and subject to limited exceptions, we, among other limitations, may not pay dividends or repurchase the Company’s common stock during the deferral period.

FHLBank Advances and Other Borrowings.  The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,

(Dollars in thousands)	2008	2007	2006

FHLBank Topeka advances:

Average balance outstanding during the year	$609,095	$745,337	$824,101
Maximum amount outstanding at any
month-end during the year	$608,752	$844,268	$907,920
Balance outstanding at end of the year	$608,715	$634,195	$907,164
Average interest rate during the year	4.46%	4.27%	4.07%
Weighted average interest rate at end of the year	4.46%	4.39%	4.29%

Other borrowings:

Average balance outstanding during the year	$59,692	$67,011	$69,400
Maximum amount outstanding at any
month-end during the year	$88,711	$82,990	$84,403
Balance outstanding at end of the year	$60,134	$55,093	$55,212
Average interest rate during the year	4.00%	6.13%	6.17%
Weighted average interest rate at end of the year	2.60%	5.76%	6.12%

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

Personnel

As of December 31, 2008, 2007 and 2006, we had 855, 862 and 850 full-time equivalent employees, respectively.  Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The OTS regularly examines the Bank and prepares reports for consideration by our Board of Directors on any deficiencies that it may find in the Bank’s operations.  The FDIC also has the authority to examine the Bank in its role as the administrator of the Deposit Insurance Fund.  The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by both federal, and to a lesser extent, state laws, especially in such matters as the ownership of deposit accounts and the form and content of the Bank’s mortgage requirements.  The OTS enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  Any change in such laws or regulations, whether by the FDIC, the OTS or the Congress, could have a material impact on our operations.

Supervisory Agreement.  On January 15, 2009, the Bank entered into a supervisory agreement with the OTS, the Bank’s primary federal regulator, in response to regulatory concerns raised in the Bank’s most recent regulatory examination by the OTS and to address the current economic environment facing the banking and financial industry.  The agreement requires, among other things:

•
The review, and where appropriate, revisions to or adoption of: (a) loan policies, procedures and reporting; (b) credit administration and underwriting; (c) asset classification; (d) allowance for loan and lease losses; and (e) internal asset review;

•	Enhanced management oversight including restrictions on changes in compensation arrangements; and
•	Strengthening the Bank’s capital position, including a requirement that the Bank maintain a minimum core capital ratio of 8.5% and a minimum total risk-based capital ratio of 11.0%.

The supervisory agreement also prohibits capital distributions by the Bank and the acceptance of brokered deposits.  The Company agreed to maintain the Bank’s regulatory capital (at the levels described above) as well as to not pay dividends on its common stock, make payments on its trust preferred securities or repurchase any shares of its common stock until the OTS issues a written notice of non-objection.  The supervisory agreement will remain in effect until modified, suspended or terminated by the OTS.  The foregoing information does not purport to be a complete summary of the supervisory agreement and is qualified in its entirety by reference to the supervisory agreement filed as Exhibit 10.24 to this Annual Report on Form 10-K.

Insurance of Deposit Accounts.  The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

Deposit accounts are insured by the FDIC generally up to a maximum of $100,000 per account and up to a maximum of $250,000 for self-directed retirement accounts.  Our deposits, therefore, are subject to FDIC deposit insurance assessments.  The Emergency Economic Stabilization Act of 2008 included a provision that temporarily increased the FDIC insurance coverage from $100,000 to $250,000 per depositor, per insured bank.  Additionally, deposits maintained in different categories of legal ownership at the same bank can be separately insured.  Therefore, it is possible to have deposits of more than $250,000 at one insured bank and still be fully insured.  The increased deposit insurance provisions are currently scheduled to expire on December 31, 2009 at which time they will revert back to the traditional coverage amounts.

Effective January 1, 2007, the FDIC imposed deposit assessment rates based on the risk category of the Bank.  Risk Category I is the lowest risk category while Risk Category IV is the highest risk category.  The insurance assessment rate at December 31, 2008 ranges from five to 43 basis points of total qualified deposits depending on a bank’s FDIC risk category.  Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund (“BIF”) of the FDIC, well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC insurance.  With the additional deposit insurance, a deposit premium refund, in the form of credit offsets, was granted to banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date.  For 2007, we utilized credit offsets to eliminate nearly all of our 2007 FDIC insurance assessments.  We paid FDIC insurance premiums totaling $3.1 million during the year ended December 31, 2008.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the DIF over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013.  In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates.  For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by seven basis points.  The new assessment rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.  Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities (including FHLBank advances), lowering premiums for smaller institutions with high capital levels and adding financial ratios and debt issuers ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.  Either an increase in the Risk Category of the Bank or adjustments to the base assessment rates could have a material adverse effect on our earnings.

Regulatory Capital Requirements. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the OTS adopted regulations implementing new capital standards applicable to all savings associations, including the Bank.  Such capital standards require that savings associations maintain:  (a) capital of not less than 1.5% of adjusted total assets (Tangible Capital); (b) core (Tier 1) capital of not less than 4% of adjusted total assets; and (c) total risk-based capital of not less than 8% of risk-weighted assets.  Pursuant to a supervisory agreement entered into between the OTS and the Bank on January 15, 2009, the OTS has required that the Bank maintain an elevated ratio of 11.0% (as opposed to 10.0%) with respect to total risk-based capital to risk-weighted assets and a ratio of 8.5% (as opposed to 5.0%) with respect to core (Tier 1) capital.  The OTS is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis.  As of December 31, 2008, the Bank exceeded these elevated ratios mandated by the OTS and met all regulatory capital requirements.

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

OTS regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital.  In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the Bank’s level of ownership, including the assets of includable subsidiaries in which the Bank has a minority interest that is not consolidated for GAAP purposes.  For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital.  At December 31, 2008, the Bank had $1.3 million of investments subject to a deduction from tangible capital.

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

For more information see “Note 20 – Regulatory Capital Requirements” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K.

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

Community Reinvestment Act and the Fair Lending Laws.  Under the CRA, as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.

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

Loans-to-One Borrower Limitations.  Generally, a federal savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus (this amount was approximately $53.5 million at December 31, 2008).  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2008, we were in compliance with the loans-to-one borrower limitations.

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

At December 31, 2008, approximately 75.9% of the portfolio assets of the Bank were qualified thrift investments.

Federal Reserve System.  The Bank is subject to various regulations promulgated by the Federal Reserve, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Funds Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds), and Regulation DD (Truth in Savings).  Regulation D requires noninterest-bearing reserve maintenance in the form of either vault cash or funds on deposit at the Federal Reserve Bank of Kansas City or another designated depository institution in an amount calculated by a formula.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.  At December 31, 2008, the Bank was in compliance with these reserve requirements.

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

In addition, bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.  During 2008, we purchased a new software package from our core processor which is expected to enhance our ability to identify and react to possible money laundering activity.

Current and Future Regulatory Issues.  During 2008, the Bank established an Identity Theft Protection Program to address potential issues in existing and prospective new accounts within both the deposit and lending business lines.  In addition, we verified our compliance with the affiliated marketing provisions of the Fair and Accurate Credit Transaction Act and  new FDIC insurance regulations surrounding the Temporary Liquidity Guarantee Program.  The Bank also updated its Vendor Management Risk Assessment for Gramm-Leach-Bliley Act purposes.

In 2009, there are numerous regulatory issues in which the Bank is implementing additional controls and training to enhance compliance.  New Regulation Z procedures for calculating high cost loans have been implemented and we are working with our third-party loan documentation vendors toward meeting higher-priced mortgage rules by the October 2009 deadline.  Our appraisal processes are being modified to conform to Regulation Z revisions pertaining to appraisals.  Adoption of the new Good Faith Estimate form will be in place by the fourth quarter of 2009 compliance date.  The Bank is also working on compliance with changes to international ACH transaction regulations which are scheduled for

September of 2009 and is also conducting various special reviews in regulatory areas such as Fair Lending and the USA Patriot Act Customer Identification Program.

Item 1A.  Risk Factors

In addition to other information contained in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or results of operations.

Liquidity risk could impair our ability to fund operations and could adversely impact our financial condition.

Liquidity is essential to our business.  An inability to raise funds through traditional deposit taking processes, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations regarding the prospects for the financial services industry in light of recent troubles faced by banking organizations and the continued deterioration in the credit markets.

We rely on commercial and retail deposits, advances from the FHLBank and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances as necessary, we might be unable to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLBank or market conditions were to change.

  We may be unable to comply with the provisions of our supervisory agreement with the Office of Thrift Supervision.

On January 15, 2009, the Bank entered into a supervisory agreement with the OTS.  The supervisory agreement requires, among other things, strengthening the Bank’s capital position through increased minimum capital requirements, and the review, and where appropriate, revisions to or adoption of (i) loan policies, procedures and reporting, (ii) credit administration and underwriting, (iii) asset classification, (iv) allowance for loan and lease losses and (v) internal asset review.  See “Recent Developments – Regulatory Developments” included in Item 1. Business in Part I of this Annual Report on Form 10-K.  Failure to comply with the supervisory agreement could result in the initiation of a formal enforcement action by the OTS.

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

The continuation of adverse market conditions in the United States economy and the markets in which we operate could continue to adversely impact us.

The United States has experienced a prolonged weakening of economic conditions and declines in housing prices and real estate values in general.  A continued deterioration of overall market conditions, a continued economic downturn or prolonged economic stagnation in our markets or adverse changes in laws and regulations that impact the banking industry may have a negative impact on our business.  If the strength of the U.S. economy in general and the strength of the economy in areas where we lend (or previously provided real estate financing) continue to decline, this could result in, among other things, a further deterioration in credit quality or a continued reduced demand for credit, including a resultant adverse effect on our loan portfolio and provision for loan losses.  Negative conditions in the real estate markets where we operate (or areas we formerly operated) could adversely affect our borrowers’ ability to repay their loans and the value of the underlying collateral.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for the past 12-18 months.  These levels of volatility and disruption have reached unprecedented levels.  In many cases, the markets have produced significant downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If current levels of volatility and market disruption persist, or continue to worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our financial condition or results of operations.

Current market conditions may continue to adversely affect our industry, business, financial conditions and results of operations.

Significant declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.  For example:

•
Market developments have, and may continue to, affect borrower confidence levels, behaviors and financial condition, which could impact their borrowing and payment activities, and our ability to assess creditworthiness which could impact lending activities, charge-offs and provision for loan losses.

•
Estimates of inherent losses in the loan portfolio rely on complex judgments.  The current state of the economy and housing market makes the process of estimating inherent losses difficult and subject to significant volatility.

•	Increased regulation in the financial services industry could increase compliance costs and limit our ability to pursue business opportunities.
•	Industry competition could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term.  Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Concern of customers regarding deposit insurance may cause a decrease in deposits.

With recent increased concerns about the financial services industry, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC.  Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured.  Decreases in deposits may adversely affect our funding costs and results of operations.

Our deposit insurance premium could significantly increase which could have a material adverse effect on our results of operations.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013.  In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates.  For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by seven basis points.  The new assessment rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.  Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities (including FHLBank advances), lowering premiums for smaller institutions with high capital levels and adding financial ratios and debt issuers ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.  To supplement the DIF, the FDIC is also currently considering a special fee to be assessed to federally-insured financial institutions on September 30, 2009.  An increase in the risk category of the Bank, adjustments to the base assessment rates or additional assessments could have a material adverse effect on our financial condition and results of operations.

Legislative and regulatory issues could adversely affect our financial condition and results of operations.

We are subject to extensive regulation, supervision and examination by the OTS as our primary federal regulator, and by the FDIC, which insures our deposits.  As a member of the FHLBank, we must also comply with applicable regulations of the Federal Housing Finance Board and the FHLBank.  Regulation by these agencies is intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the benefit of our stockholders.  Our activities are also regulated under consumer protections laws applicable to our lending, deposit and other activities.  A sufficient claim against us under these laws could have a material adverse effect on our financial condition and results of operations.

Our loan origination and purchase activity is highly concentrated in certain types of loans.

At December 31, 2008, $1.6 billion, or 52.8%, of our total loans consisted of multi-family residential, commercial real estate, land and land development, commercial construction and business loans.  These types of loans generally expose a lender to a greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of such loans is dependent upon the successful operation of the property and the income stream of the borrowers.  Additionally, these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans.  Also, many of the Bank’s commercial borrowers have more than one loan outstanding.  Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

At December 31, 2008, $229.5 million, or 7.8%, of our total loans consisted of residential construction loans.  Our portfolio of residential construction loans increased dramatically in 2004, 2005 and 2006 as a result of our emphasis on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity.  Risk of loss on a residential construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value when completed compared to the projected cost (including interest) of construction and other assumptions, including the approximate time to sell the property.  Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of collateral, resulting in delinquencies and/or losses.  Customer demand for loans secured by real estate may be negatively influenced by the economy in general, an increase in unemployment, a decrease in real estate values or an increase in interest rates.

Our concentration of loans in certain geographic areas of the United States may expose us to increased credit risk that may cause us to record additional provisions for loan losses and/or may result in future loan charge-offs.

Nevada.  At  December 31, 2008, $171.5 million, or 6.2%, of our net loans were collateralized by properties in the state of Nevada, primarily in Las Vegas.  Our loans in the Las Vegas area are primarily composed of land development, commercial construction and residential construction loans.  At December 31, 2008, our nonperforming land development, commercial construction and residential construction loans in the state of Nevada totaled $43.9 million, $15.0 million and $12.4 million, respectively.  Additionally, loans 30-89 days delinquent in the state of Nevada totaled $17.3 million at December 31, 2008.

Arizona.  At December 31, 2008, $126.9 million, or 4.6%, of our net loans were collateralized by properties in the state of Arizona.  Our loans in Arizona are primarily composed of land and land development loans, commercial construction loans, commercial real estate, residential construction loans and warehouse mortgage lines of credit.  At December 31, 2008, our nonperforming loans collateralized by properties in Arizona consisted of $7.8 million of residential construction loans and $3.2 million of land development loans.  Loans 30-89 days delinquent in the state of Arizona totaled $480,000 at December 31, 2008.

Florida.  At December 31, 2008, $69.6 million, or 2.5%, of our net loans were collateralized by properties in the state of Florida.  Our loans in Florida are primarily composed of one-to-four family residential loans, residential construction loans and land development loans.  At December 31, 2008, our nonperforming residential construction, land development and one-to-four family residential loans in the state of Florida totaled $5.5 million, $4.1 million and $4.0 million, respectively.  Loans 30-89 days delinquent in the state of Florida totaled $232,000 at December 31, 2008.

South Carolina.  At December 31, 2008, $59.6 million, or 2.1%, of our net loans were collateralized by properties in the state of South Carolina.  Our loans in South Carolina primarily consist of residential construction loans.  At December 31, 2008, our nonperforming residential construction loans in South Carolina totaled $13.9 million.  Loans 30-89 days delinquent in South Carolina totaled $4.7 million at December 31, 2008.

North Carolina.  At December 31, 2008, $55.7 million, or 2.0%, of our net loans were collateralized by properties in the state of North Carolina.  Our loans in North Carolina primarily consist of residential construction and land development loans.  At December 31, 2008, our nonperforming residential construction and land development loans in the state of North Carolina totaled $5.5 million and $1.5 million, respectively.  Loans 30-89 days delinquent in North Carolina totaled $14.0 million at December 31, 2008.

Further deterioration in the nation’s economic condition could materially affect geographic markets in which we have concentrations of loans and have a material adverse effect on our financial condition and results of operations.

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

The banking and financial services businesses in our market areas are highly competitive.  Our market areas have a high density of financial institutions, some of which have greater financial resources, name recognition and market presence than us, and all of which are our competitors.  Competition within the banking, mortgage and finance industries may limit our ability to attract and retain customers.  Our competition for loans comes primarily from commercial banks, savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions.  Our most direct competition for deposits historically has come from commercial banks, savings banks, savings and loan associations and credit unions.  In addition, we face competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities.  If we are unable to attract and retain customers, our loan and deposit growth may be inhibited which could have an adverse impact on our financial condition and results of operations.

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

Our stock price can be volatile.

Our stock price can fluctuate in response to a variety of factors including actual or anticipated variations in quarterly operating results, changes in our stockholder dividend policy, recommendations of securities analysts and news media reports relating to trends, concerns and other issues in the financial services industry.  Other factors that may influence our stock price include investor perception of the financial services industry; products or services offered by our competitors; operating and stock price performance of other companies that investors or analysts deem comparable to us; and changes in governmental regulations.

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

For further information regarding our properties, see “Note 21 – Lease Commitments” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

Except for litigation relating to an insurance claim against a large national insurance company as described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our consolidated financial statements.

On July 18, 2008, the Bank filed suit against Hartford Financial Services Group (“Hartford”) on a bond insuring the Bank for up to $7.5 million against fraudulent losses related to TransLand.  The suit was filed after Hartford’s initial denial of the Bank’s 2007 claim following TransLand’s failure to remit loan payoffs and periodic payments to the Bank involving loans serviced by TransLand.  The $7.5 million insurance claim was recorded as a receivable in the third quarter of 2007.  At December 31, 2008, this receivable was included in other assets in the Company’s Statement of Financial Condition.  On February 17, 2009, Hartford remitted $7.5 million to the Bank without prejudice to further claims for legal fees and interest asserted by the Bank in the aforementioned lawsuit.  There can be no assurance as to additional amounts, if any, that we may recover or the timing, if we are successful, for recovery by us of our interest, fees and expenses.

Item 4.  Submission of Matters to a Vote of Security Holders

There are no matters required to be reported under this item.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Price Summary.  Our common stock trades on the NASDAQ Global Select Market under the symbol “TONE.”  As of December 31, 2008, we had 1,397 stockholders of record, which does not include those persons or entities holding stock in nominee or “street” name through brokerage firms or others.  The following table shows the high and low bid prices of our common stock during the periods indicated as well as the period end closing sales price and the dividend paid each quarter.

	2008				2007

	High	Low	Close	Dividend	High	Low	Close	Dividend

First Quarter	$22.75	$10.11	$11.28	$0.08	$32.04	$24.88	$27.04	$0.07

Second Quarter	11.42	4.25	4.60	0.04	32.98	24.01	30.10	0.08

Third Quarter	7.08	2.46	5.15	-	30.57	18.62	26.47	0.08

Fourth Quarter	6.24	2.67	3.75	-	28.16	18.62	22.15	0.08

Common Stock Repurchase Activity.  The following table details our purchases of common stock during the three months ended December 31, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

October 2008

Beginning Date - October 1, 2008

Ending Date - October 31, 2008	942	$4.43	942	1,772,838

November 2008

Beginning Date - November 1, 2008

Ending Date - November 30, 2008	-	-	-	1,772,838

December 2008

Beginning Date - December 1, 2008

Ending Date - December 31, 2008	314	3.42	314	1,772,524

Total shares purchased during the three months ended December 31, 2008	1,256	$4.18	1,256	1,772,524

* Information related to our publicly announced plan authorizing purchases of common stock during the three months ended December 31, 2008, is as follows:

Date Purchase Plan Announced	Number of Shares Approved for Purchase	Expiration Date of Purchase Plan

March 20, 2008	1,797,592	No stated expiration date

      Performance Graph.  The following graph represents $100.00 invested in our common stock at the closing price of the common stock on December 31, 2003, and assumes the reinvestment of all dividends.  The graph demonstrates comparison of the cumulative total returns for the common stock of TierOne Corporation, the Russell 2000 Index and the SNL Securities $1B - $5B Thrift Index for the periods indicated.

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

Item 6.  Selected Financial Data

	At or For the Year Ended December 31,

(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004

Selected Statement of Operations Data:

Total interest income	$181,773	$234,021	$223,887	$177,343	$124,980
Total interest expense	94,409	117,901	98,019	72,428	47,769

Net interest income	87,364	116,120	125,868	104,915	77,211

Provision for loan losses	84,455	68,101	6,053	6,436	4,887

Net interest income after provision
for loan losses	2,909	48,019	119,815	98,479	72,324

Total noninterest income	31,454	30,337	29,084	26,585	23,905
Total noninterest expense (1)	127,639	95,057	81,769	72,450	58,212

Income (loss) before income taxes	(93,276)	(16,701)	67,130	52,614	38,017
Income tax expense (benefit)	(18,034)	(4,276)	25,815	19,782	14,152

Net income (loss)	$(75,242)	$(12,425)	$41,315	$32,832	$23,865

Net income (loss) per common share, basic	$(4.46)	$(0.74)	$2.50	$2.02	$1.42

Net income (loss) per common share, diluted	$(4.46)	$(0.74)	$2.41	$1.97	$1.39

Dividends declared per common share	$0.12	$0.31	$0.27	$0.23	$0.20

Selected Financial Condition Data:

Total assets	$3,317,945	$3,537,766	$3,431,169	$3,222,275	$3,048,081
Cash and cash equivalents	249,859	241,461	86,808	88,034	70,030
Investment securities	137,712	130,551	105,090	102,725	127,883
Net loans after allowance for loan losses	2,719,000	2,909,589	3,017,031	2,813,800	2,628,155
Deposits	2,307,292	2,430,544	2,052,343	2,038,319	1,864,761
FHLBank Topeka advances and
other borrowings	668,849	689,288	962,376	814,924	841,666
Stockholders' equity	270,613	345,590	353,283	308,867	277,023

Selected Operating Ratios:

Average yield on interest-earning assets	5.89%	7.21%	7.24%	6.05%	5.33%
Average rate on interest-bearing liabilities	3.37%	4.06%	3.52%	2.72%	2.31%
Average interest rate spread (2)	2.52%	3.15%	3.72%	3.33%	3.02%
Net interest margin (2)	2.83%	3.58%	4.07%	3.58%	3.29%
Average interest-earning assets to
average interest-bearing liabilities	110.18%	111.80%	110.95%	110.10%	113.29%
Net interest income after provision for
loan losses to noninterest expense (3)	2.28%	50.52%	146.53%	135.93%	124.24%
Total noninterest expense to average assets (3)	3.85%	2.74%	2.48%	2.31%	2.35%
Efficiency ratio (3)(4)	106.18%	63.78%	51.64%	53.70%	56.95%
Return on average assets (3)	-2.27%	-0.36%	1.25%	1.05%	0.96%
Return on average equity (3)	-25.51%	-3.39%	12.48%	11.28%	8.53%
Average equity to average assets (3)	8.90%	10.56%	10.04%	9.29%	11.29%

(1)	Includes a $42.1 million goodwill impairment charge for the year ended December 31, 2008.
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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a Nebraska-based financial services holding company that offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through TierOne Bank, our wholly owned banking subsidiary.  TierOne Bank’s franchise network includes 69 banking offices located in Nebraska, Iowa and Kansas.

As a regional community bank, our goal is to provide our customers competitive financial services through a positive, quality service environment that distinguishes us from our competition.  This is achieved by our strategic focus on our core businesses of mortgage and business lending and retail banking that has contributed to the Bank’s history of growth.  At December 31, 2008, the Company had total assets of $3.3 billion, net loan receivables of $2.8 billion, total deposits of $2.3 billion and stockholders equity of $270.6 million.

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

Critical Accounting Policies

See “Note 1 – Summary of Significant Accounting Policies” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K for a summary of our significant accounting policies.  Various elements of our accounting policies, by nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to recognize income, determine the allowance for loan losses, evaluating investment and mortgage-backed securities for impairment, evaluating goodwill and other intangible assets, valuation of mortgage servicing rights, valuation and measurement of derivatives and commitments, valuation of other real estate owned and estimating income taxes are our most critical accounting policies.  These policies are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our financial condition and results of operations.

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

We establish provisions for loan losses, which are charges to our operating results, in order to maintain a level of total allowance for loan losses that, in management’s belief, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date.  Management reviews the loan portfolio no less frequently than monthly in order to identify those inherent losses and to assess the overall collection probability of the loan portfolio.  Management’s review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

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

We review our core deposit intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to the identifiable intangible assets.  No events or circumstances triggered an impairment analysis of our core deposit intangible assets during the year ended December 31, 2008.

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

Derivatives and Commitments.  We account for our derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities and SEC Staff Accounting Bulletin No. 109.

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

To mitigate the effect of interest rate risk inherent in providing loan commitments, we hedge our commitments by entering into mandatory or best efforts delivery forward sale contracts.  These forward contracts are marked-to-market through earnings and are not designated as accounting hedges under SFAS No. 133.  The change in the fair value of loan commitments and the change in the fair value of forward sales contracts generally move in opposite directions and, accordingly, the impact of changes in these valuations on earnings during the loan commitment period is recorded in our results of operations.

Although the forward loan sale contracts also serve as an economic hedge of loans held for sale, forward contracts have not been designated as accounting hedges under SFAS No. 133 and, accordingly, loans held for sale are accounted for at the lower of cost or market in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

Other Real Estate Owned and Repossessed Assets.  Property and other assets acquired through foreclosure of defaulted mortgage or other collateralized loans are carried at the lower of cost or fair value, less estimated costs to sell the property and other assets.  The fair value of other real estate owned is generally determined from appraisals obtained by independent appraisers.  Development and improvement costs relating to such property are capitalized to the extent they are deemed to be recoverable.

An allowance for losses on other real estate owned and repossessed assets is intended to include amounts for estimated losses as a result of impairment in value of real property after repossession.  We review our other real estate owned for impairment in value whenever events or circumstances indicate that the carrying value of the property or other assets may not be recoverable.

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

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We consider the scheduled reversals of deferred tax liabilities and carryback opportunities in making the assessment of the necessity of a valuation allowance.

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

Comparison of Financial Condition at December 31, 2008 and 2007

General.  Our total assets were $3.3 billion at December 31, 2008, a decrease of $219.8 million, or 6.2%, compared to $3.5 billion at December 31, 2007.

Cash and Cash Equivalents.  Our cash and cash equivalents totaled $249.9 million at December 31, 2008, an increase of $8.4 million, or 3.5%, compared to $241.5 million at December 31, 2007.  The increase was primarily attributable to loan repayments which exceeded deposit outflows during the year.

Investment Securities.  Our available for sale investment securities totaled $137.7 million at December 31 , 2008, an increase of $7.2 million, or 5.5%, compared to $130.5 million at December 31, 2007.  During the year ended December 31, 2008, security purchases totaled $453.7 million which were substantially offset by maturing investment securities totaling $447.3 million.  The securities purchased during 2008 were primarily agency obligations that were purchased to collateralize deposits.  Losses due to other-than-temporary impairment were $1.4 million for the year ended December 31, 2008. These losses related to a $906,000 loss on the Asset Management Fund (ARM Fund), a $519,000 loss on Freddie Mac preferred stock and a $9,000 loss on Farmer Mac preferred stock.

Mortgage-Backed Securities.  Our mortgage-backed securities, all of which are recorded as available for sale, totaled $3.1 million at December 31, 2008, a decrease of $3.6 million, or 53.2%, compared to $6.7 million at December 31, 2007.  The decrease in our mortgage-backed securities was the result of $3.6 million of principal payments received during the year ended December 31, 2008.

Loans Receivable.  Net loans totaled $2.8 billion at December 31, 2008, a decrease of $193.9 million, or 6.5%, compared to $3.0 billion at December 31, 2007.  During the year ended December 31, 2008, we originated $1.2 billion of loans (exclusive of warehouse mortgage lines of credit) and purchased $427.2 million of loans.  These increases were offset by $1.7 billion of principal repayments (exclusive of warehouse mortgage lines of credit) and charge-offs and $365.8 million of loan sales.

The decrease in net loans at December 31, 2008 was primarily attributable to a decrease in loan originations related to our tightening of our credit policies and our reduction of exposure in selected business lines and geographic markets due to the continued deterioration in these real estate markets and the economy in general.  See “Loan Quality and Nonperforming Assets” for a discussion on the business lines and geographic markets in which we have reduced our exposure.

The following table details the composition of our loan portfolio at the dates indicated:

	At December 31,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change

One-to-four family residential (1)	$384,614	$314,623	$69,991	22.25%
Second mortgage residential	76,438	95,477	(19,039)	(19.94)
Multi-family residential	199,152	106,678	92,474	86.69
Commercial real estate	356,067	370,910	(14,843)	(4.00)
Land and land development	396,477	473,346	(76,869)	(16.24)
Residential construction	229,534	513,560	(284,026)	(55.31)
Commercial construction	360,163	540,797	(180,634)	(33.40)
Agriculture - real estate	95,097	91,068	4,029	4.42
Business	250,619	252,712	(2,093)	(0.83)
Agriculture - operating	106,429	100,365	6,064	6.04
Warehouse mortgage lines of credit	133,474	86,081	47,393	55.06
Consumer	373,087	397,247	(24,160)	(6.08)
Total loans	2,961,151	3,342,864	(381,713)	(11.42)
Unamortized premiums, discounts
and deferred loan fees	9,558	9,451	107	1.13
Loans in process (2):
Land and land development	(50,622)	(84,765)	34,143	(40.28)
Residential construction	(32,846)	(139,514)	106,668	(76.46)
Commercial construction	(105,021)	(151,907)	46,886	(30.86)
Net loans	$2,782,220	$2,976,129	$(193,909)	(6.52	) %

(1) Includes loans held for sale	$13,917	$9,348	$4,569	48.88%

(2) Loans in process represents the undisbursed portion of construction and land development loans.

At December 31, 2008, the outstanding balance (net of loans in process) of our residential construction loans was $196.7 million, a decrease of $177.4 million, or 47.4%, compared to $374.0 million at December 31, 2007.  The outstanding balance (net of loans in process) of our land and land development loans was $345.9 million at December 31, 2008, a decrease of $42.7 million, or 11.0%, compared to $388.6 million at December 31, 2007.  The outstanding balance (net of loans in process) of our commercial construction loans was $255.1 million at December 31, 2008, a decrease of $133.7 million, or 34.4%, compared to $388.9 million at December 31, 2007.

The increase in multi-family residential loans at December 31, 2008 was primarily the result of the completion of construction on several multi-family development projects.  Upon completion of construction, the loans were reclassified to multi-family residential from commercial construction.

We maintain a corporate policy of not participating in subprime residential real estate lending or negative amortizing mortgage products for loans placed into our portfolio.  The OTS, our primary federal regulatory agency, defines subprime loans as loans to borrowers displaying one or more credit risk characteristics including lending to a borrower with a credit bureau risk score (FICO) of 660 or below.  Furthermore, we have not purchased collateralized loan obligations, collateralized debt obligations, structured investment vehicles or asset-backed commercial paper.

Redefining our Primary Lending Market Area.  As previously discussed, on June 30, 2008, we announced the closing of all nine of our loan production offices in an effort to focus our lending activity in our primary market area of Nebraska, Iowa and Kansas.  At December 31, 2008, $1.6 billion, or 53.7%, of our total loans were secured by property located in Nebraska, Iowa and Kansas.  Loans collateralized by property in states in which we formerly operated a loan production office (Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina) totaled $763.6 million, or 25.8%, of our total loan portfolio at December 31, 2008.  Loans in all other states totaled $607.6 million, or 20.5%, of our total loan portfolio.

Loan Portfolio Concentration by State.   The following table details the concentration of our total loan portfolio by state at the dates indicated:

	At December 31,

(Dollars in thousands)	2008	%	2007	%

Within our Primary Market Area:

Nebraska	$1,383,732	46.73%	$1,367,659	40.91%
Iowa	123,330	4.16	135,885	4.06
Kansas	82,834	2.80	69,180	2.07

Total within our Primary Market Area	1,589,896	53.69	1,572,724	47.04

Within Former Loan Production Office States:
Nevada	192,624	6.51	247,260	7.40
Colorado	157,924	5.33	237,441	7.10
Arizona	144,359	4.88	161,339	4.83
Minnesota	132,057	4.46	157,985	4.73
North Carolina	63,768	2.15	121,594	3.64
Florida	72,912	2.46	168,765	5.05

Total within former loan production office states	763,644	25.79	1,094,384	32.75

Other States:
South Carolina	66,786	2.26	103,153	3.09
California	68,642	2.32	78,817	2.36
Texas	76,162	2.57	74,390	2.22
Illinois	63,502	2.14	70,891	2.12
Oregon	45,078	1.52	37,266	1.11
Washington	31,052	1.05	29,736	0.89
Other States	256,389	8.66	281,503	8.42

Total other states	607,611	20.52	675,756	20.21

Total loans	$2,961,151	100.00%	$3,342,864	100.00%

Allowance for Loan Losses.  Our allowance for loan losses decreased $3.3 million, or 5.0%, to $63.2 million at December 31, 2008 compared to $66.5 million at December 31, 2007.

	At or for the Year Ended December 31,

(Dollars in thousands)	2008	2007

Allowance for loan losses at beginning of year	$66,540	$33,129
Charge-offs	(90,398)	(33,037)
Recoveries on loans previously charged-off	2,288	1,066
Provision for loan losses	84,790	65,382

Allowance for loan losses at end of year	$63,220	$66,540

Allowance for loan losses as a percentage of net loans	2.27%	2.24%

Allowance for loan losses as a percentage of nonperforming loans	44.45%	51.79%

During 2007 and 2008, our levels of delinquent, nonperforming and impaired loans increased significantly due to deterioration in the nation’s economic conditions which resulted in continued financial stress on customers.  A continued deterioration of the economy and further erosion of real estate values may cause us to experience increased levels of delinquent, nonperforming and impaired loans.  The decrease in our allowance for loan losses at December 31, 2008 was primarily attributable to charge-offs associated with impaired loans.  Impaired loans totaled $185.9 million at December 31, 2008, an increase of $60.0 million, or 47.6%, compared to $125.9 million at December 31, 2007.  Our allowance for loan losses related to impaired loans was $16.4 million and $24.6 million at December 31, 2008 and 2007, respectively. When a loan is deemed impaired, we are required to perform an analysis in order to measure the level of impairment.   When the impairment measurement indicates that the fair value of the loan is less than its carrying amount, we are required to establish additional provisions for loan losses and/or we are required to record a charge-off for the difference.  During 2008, impaired loans increased significantly and as a result we were required to record charge-offs due to the results of our loan impairment measurements.

FHLBank Topeka Stock.  FHLBank stock totaled $47.0 million at December 31, 2008, a decrease of $18.8 million, or 28.6%, compared to $65.8 million at December 31, 2007.  The decrease was attributable to a stock redemption totaling $21.0 million partially offset by FHLBank dividends paid in stock received during the year ended December 31, 2008 totaling $2.2 million.

Premises and Equipment.  Premises and equipment decreased $2.7 million, or 7.1%, to $35.3 million at December 31, 2008 compared to $38.0 million at December 31, 2007.  The decrease was attributable to $3.8 million of depreciation and amortization expense which was partially offset by $1.7 million in asset additions.  Additions during the year ended December 31, 2008 consisted primarily of computer equipment, software and furniture.

Other Real Estate Owned and Repossessed Assets.  Other real estate owned and repossessed assets totaled $37.2 million at December 31, 2008, an increase of $30.8 million compared to $6.4 million at December 31, 2007.  The increase was primarily attributable to $38.4 million in additions (primarily loan foreclosures) partially offset by $6.3 million in proceeds from the sale of foreclosed properties.  At December 31, 2008, other real estate owned and repossessed assets primarily consisted of eight commercial properties aggregating $21.7 million and 93 residential properties totaling $15.5 million.  Our provision for other real estate owned losses totaled $1.1 million for the year ended December 31, 2008.  We anticipate that our level of other real estate owned and repossessed assets may continue to increase in 2009 due to the current economic environment.  The significantly depressed real estate market in many areas of the United States has resulted in increased supplies of properties, depressed market values and longer holding periods.  Our provision for other real estate owned losses may continue to increase if our levels of other real estate owned increase and real estate market values continue to face downward pressure.

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

Other Intangible Assets.  Other intangible assets totaled $4.7 million at December 31, 2008, a decrease of $2.0 million, or 30.0%, compared to $6.7 million at December 31, 2007 and relates to the core deposit intangible assets recorded as a result of the UNFC acquisition and the Marine Bank transaction.  The decrease was attributable to $1.5 million in amortization during the year ended December 31, 2008 and a $543,000 realized tax benefit associated with the UNFC acquisition.

Mortgage Servicing Rights.  Mortgage servicing rights totaled $14.8 million at December 31, 2008, an increase of $276,000, or 1.9%, compared to $14.5 million at December 31, 2007.  Mortgage servicing rights capitalized during the year ended December 31, 2008 totaled $5.8 million and were partially offset by $4.2 million in amortization expense.  In addition, we recorded a valuation allowance related to our mortgage servicing rights totaling $1.4 million at December 31, 2008 due to increased mortgage loan refinancing activity related to the declining mortgage loan interest rate environment.

Other Assets.  Other assets declined $2.3 million, or 4.2%, to $52.3 million at December 31, 2008 compared to $54.6 million at December 31, 2007.  Other assets consists primarily of prepaid expenses, miscellaneous receivables and other assets.  At December 31, 2008, other assets included income taxes receivable of $21.0 million.  Additionally, during the year ended December 31, 2007 a $12.2 million receivable from TransLand associated with the alleged misappropriation of loan payoff proceeds and periodic payments due to the Bank was reclassified from loans receivable to other assets.  We were insured up to $7.5 million against fraudulent activity by loan servicers.  We wrote off $4.8 million during the year ended December 31, 2007 in connection with the TransLand receivable which represented the amount of the receivable exceeding our insurance coverage.    On February 17, 2009, we received a $7.5 million payment from our insurance carrier without prejudice to further claims for legal fees and interest.  Other assets at December 31, 2008 also includes $1.8 million of deferred tax benefits.  We have established a valuation allowance related to our deferred tax benefits of $1.8 million at December 31, 2008.  Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.

Liabilities and Stockholders’ Equity

General.  Our total liabilities were $3.0 billion at December 31, 2008, a decrease of $144.8 million, or 4.5%, compared to $3.2 billion at December 31, 2007.  The decline in total liabilities was attributable to a decrease in deposits and FHLBank advances.

Deposits.  Deposits declined $123.3 million, or 5.1%, to $2.3 billion at December 31, 2008 compared to December 31, 2007.

	At December 31,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change

Noninterest-bearing checking	$149,597	$164,275	$(14,678)	(8.94	) %
Savings	204,494	188,613	15,881	8.42
Interest-bearing checking	327,361	328,267	(906)	(0.28)
Money market	249,714	350,276	(100,562)	(28.71)
Time deposits	1,376,126	1,399,113	(22,987)	(1.64)

Total deposits	$2,307,292	$2,430,544	$(123,252)	(5.07	) %

Our transaction accounts (checking, savings and money market) totaled $931.2 million at December 31, 2008, a decrease of $100.3 million, or 9.7%, compared to $1.0 billion at December 31, 2007.  The number of transaction accounts increased by a net 2,328 accounts, or 1.7%, to 135,728 accounts compared to 133,400 accounts at December 31, 2007.  The weighted average interest rate of our transaction accounts was 0.91% at December 31, 2008 compared to 1.96% at December 31, 2007.  The decrease in deposits, particularly money market accounts and time deposits, resulted from a less aggressive deposit pricing strategy implemented following the termination of a previously announced merger in the first quarter of 2008.  The weighted average interest rate of our time deposits was 3.43% at December 31, 2008 compared to 4.96% at December 31, 2007.

FHLBank Advances and Other Borrowings.  Our FHLBank advances and other borrowings totaled $668.8 million at December 31, 2008, a decrease of $20.4 million, or 3.0%, compared to $689.3 million at December 31, 2007.  The decrease in FHLBank advances and other borrowings at December 31, 2008 was primarily attributable to the repayment of a $25.0 million FHLBank convertible advance as it was called by the FHLBank.  We did not have an outstanding balance on our FHLBank line of credit at both December 31, 2008 and December 31, 2007.  The weighted average interest rate on our FHLBank advances and other borrowings was 4.30% at December 31, 2008, a decrease of 20 basis points compared to 4.50% at December 31, 2007.

Accrued Expenses and Other Liabilities.  Our accrued expenses and other liabilities totaled $32.0 million at December 31, 2008, a decrease of $3.9 million, or 10.9%, compared to $35.9 million at December 31, 2007.  The primary items comprising accrued expenses and other liabilities are deferred compensation agreements, accrued salaries and vacation, loan servicing payments and other miscellaneous accrued expenses.

Stockholders’ Equity.  At December 31, 2008, stockholders’ equity totaled $270.6 million, a decrease of $75.0 million, or 21.7%, compared to $345.6 million at December 31, 2007.  The decrease in stockholders’ equity was primarily the result of a net loss of $75.2 million and cash dividends paid of $2.0 million during the year ended December 31, 2008.  The decrease was partially offset by $1.3 million related to common stock earned by participants in the Employee Stock Ownership Plan (“ESOP”), $1.1 million related to amortization of awards under the 2003 Management Recognition and Retention Plan (“MRRP”) and $699,000 related to amortization of stock options under the 2003 Stock Option Plan (“SOP”).  We paid cash dividends of $0.08 per share on March 31, 2008 to stockholders of record on March 14, 2008 and $0.04 per share on July 8, 2008 to stockholders of record on June 30, 2008.  We have suspended the payment of our quarterly cash dividend in order to preserve our capital and to comply with the provisions of our supervisory agreement with the OTS.

On March 20, 2008, we announced that our Board of Directors had authorized the repurchase of up to 1,797,592 shares of our outstanding common stock.  There is no stated expiration date for this authorization.  We repurchased 25,068 shares of our outstanding common stock to support employee benefit programs during the year ended December 31, 2008.  The weighted average price paid per repurchased common share was $8.82 for the year ended December 31, 2008.  At December 31, 2008, the total remaining common stock repurchase authority was 1,772,524 shares.  In accordance with our supervisory agreement with the OTS, we are prohibited from repurchasing our common stock, excluding repurchases to support existing stock-based employee benefit plans, until we receive a written notice of non-objection from the OTS.

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

	At December 31,
(Dollars in thousands)	2007	2006	Increase (Decrease)	% Change

One-to-four family residential (1)	$314,623	$339,080	$(24,457)	(7.21	) %
Second mortgage residential	95,477	120,510	(25,033)	(20.77)
Multi-family residential	106,678	148,922	(42,244)	(28.37)
Commercial real estate	370,910	396,620	(25,710)	(6.48)
Land and land development	473,346	494,887	(21,541)	(4.35)
Residential construction	513,560	780,991	(267,431)	(34.24)
Commercial construction	540,797	491,997	48,800	9.92
Agriculture - real estate	91,068	68,459	22,609	33.03
Business	252,712	220,669	32,043	14.52
Agriculture - operating	100,365	94,455	5,910	6.26
Warehouse mortgage lines of credit	86,081	112,645	(26,564)	(23.58)
Consumer	397,247	413,000	(15,753)	(3.81)
Total loans	3,342,864	3,682,235	(339,371)	(9.22)
Unamortized premiums, discounts
and deferred loan fees	9,451	5,602	3,849	68.71
Loans in process (2):
Land and land development	(84,765)	(122,640)	37,875	(30.88)
Residential construction	(139,514)	(283,394)	143,880	(50.77)
Commercial construction	(151,907)	(231,643)	79,736	(34.42)
Net loans	$2,976,129	$3,050,160	$(74,031)	(2.43	) %

(1) Includes loans held for sale	$9,348	$19,285	$(9,937)	(51.53	) %

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

At December 31, 2007, our nonperforming residential construction loans totaled $57.7 million of which $31.8 million were located in Florida.  Approximately $26.5 million of our total nonperforming residential construction loans had been purchased from TransLand.  To limit our geographic loan concentration, we discontinued purchasing residential construction loans in the Cape Coral area of Lee County, Florida from TransLand by December 31, 2005.

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

Goodwill.  Goodwill totaled $42.1 million at December 31, 2007, a decrease of $127,000, or 0.3%, compared to $42.2 million at December 31, 2006 and relates to the 2004 acquisition of UNFC.  The decline in goodwill is attributable to the realization of a  $61,000 tax benefit related to the UNFC acquisition and a $66,000 adjustment resulting from the adoption of FASB Interpretation No. 48.

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

Other Assets.  Other assets increased $39.0 million, or 177.0%, to $61.0 million at December 31, 2007 compared to $22.0 million at December 31, 2006.  Other assets consists primarily of prepaid expenses, miscellaneous receivables and other miscellaneous assets.  The increase in other assets at December 31, 2007 is primarily attributable to an $18.2 million increase in deferred tax assets, a $8.0 million income tax receivable and a $7.4 million receivable related to TransLand.  The increase in deferred tax assets was primarily related to the increase in our allowance for loan losses and the accelerated recognition of deferred loan fees.

Liabilities and Stockholders’ Equity

General.  Our total liabilities were $3.2 billion at December 31, 2007, an increase of $114.3 million, or 3.7%, compared to $3.1 billion at December 31, 2006.  We utilized increased deposits to reduce our FHLBank advances during the year ended December 31, 2007.

Deposits.  Deposits increased $378.2 million, or 18.4%, to $2.4 billion at December 31, 2007 compared to $2.1 billion at December 31, 2006.

	At December 31,
(Dollars in thousands)	2007	2006	Increase (Decrease)	% Change

Noninterest-bearing checking	$164,275	$154,123	$10,152	6.59%
Savings	188,613	45,452	143,161	314.97
Interest-bearing checking	328,267	349,033	(20,766)	(5.95)
Money market	350,276	383,182	(32,906)	(8.59)
Time deposits	1,399,113	1,120,553	278,560	24.86

Total retail deposits	2,430,544	2,052,343	378,201	18.43

Brokered time deposits	-	-	-	-

Total deposits	$2,430,544	$2,052,343	$378,201	18.43%

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

Stockholders’ Equity.  At December 31, 2007, stockholders’ equity totaled $345.6 million, a decrease of $7.7 million, or 2.2%, compared to $353.3 million at December 31, 2006.  The decrease in stockholders’ equity was primarily the result of a net loss of $12.4 million and cash dividends of $5.2 million paid to our stockholders during the year ended December 31, 2007.  This decrease was partially offset by $3.9 million related to common stock earned by participants in the ESOP, $2.9 million related to amortization of awards under the 2003 MRRP and $1.7 million related to amortization of stock options under the 2003 SOP.  We paid cash dividends of $0.07 per share on March 31, 2007 to stockholders of record on March 15, 2007 and $0.08 per common share on June 29, 2007, September 28, 2007 and December 31, 2007 to stockholders of record on June 15, 2007, September 14, 2007 and December 14, 2007.

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

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

Net Loss.  Net loss for the year ended December 31, 2008 was $75.2 million, or $4.46 per diluted and basic share, compared to a net loss of $12.4 million, or $0.74 per diluted and basic share, for the year ended December 31, 2007.  The net loss for the year ended December 31, 2008 included a non-cash, after-tax charge of $42.1 million for the write-off of  goodwill originally recorded in connection with the acquisition of UNFC.  Our results for the year ended December 31, 2008 were also negatively impacted by provisions for loan losses totaling $84.5 million.  Financial performance for the year ended December 31, 2008 compared to 2007 was also negatively impacted by a decline in net interest income due to the tightening of interest rate margins and the nonaccrual of interest on nonperforming loans.

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

Net interest income, average interest rate spread and net interest margin for the year ended December 31, 2008 were negatively affected by the decrease in the average yield earned on loans receivable, the decrease in the average balance of loans receivable and the increased balance of our nonperforming loans as we do not recognize interest income on nonperforming loans (loans 90 days or more past due).

Net interest income before provision for loan losses totaled $87.4 million for the year ended December 31, 2008, a decrease of $28.8 million, or 24.8%, compared to $116.1 million for the year ended December 31, 2007.  The decrease in net interest income for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily attributable to a 113 basis point decrease in the average yield earned on loans receivable and a $223.3 million decline in the average balance of loans receivable.  The decrease in the average yield earned on loans receivable for the year ended   December 31, 2008 was negatively affected by foregone interest on nonperforming loans.  Interest income that would have been recognized had nonperforming loans and troubled debt restructurings been current or in accordance with their original terms approximates $14.9 million for the year ended December 31, 2008.

Our average interest rate spread for the year ended December 31, 2008 and 2007 was 2.52% and 3.15%, respectively.  The decrease in our average interest rate spread was primarily attributable to the decrease in the average yield earned on loans receivable, the decrease in the average balance of loans receivable and an increased balance of nonperforming loans.

The average yield on interest-earning assets was 5.89% for the year ended December 31, 2008, a 132 basis point decrease compared to 7.21% for the year ended December 31, 2007.  The decrease in the average yield earned on interest-earning assets was primarily related to a decrease in the average yield earned on loans receivable.  Our average yield earned on loans receivable for the year ended December 31, 2008 and 2007 was 6.26% and 7.39%, respectively.

Our net interest margin (net interest income divided by average interest-earning assets) declined to 2.83% for the year ended December 31, 2008 compared to 3.58% for the year ended December 31, 2007.  The decrease in our net interest margin was attributable to the factors described above.

We anticipate that our average interest rate spread and net interest margin may continue to decline during 2009 due to the continued deterioration of the real estate market and the economy in general.  The current economic environment could lead to further increases in our level of nonperforming loans and decreased lending volume which would have a negative impact on our average interest rate spread and net interest margin.  Furthermore, our average interest rate spread and net interest margin may further compress due to continued disruption in the capital markets.

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

	Year Ended December 31,

	2008			2007			2006
(Dollars in	Average		Average	Average		Average	Average		Average
thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Interest-earning assets:
Federal funds sold	$126,567	$2,632	2.08%	$59,189	$2,841	4.80%	$1,934	$85	4.40%
Funds held at Federal Reserve Bank	5,387	45	0.84%	-	-	-	-	-	-
Investment securities (1)	196,798	6,651	3.38%	199,199	10,748	5.40%	167,587	8,422	5.03%
Mortgage-backed securities (1)	4,637	198	4.27%	9,309	386	4.15%	16,200	653	4.03%
Loans receivable (2)	2,752,756	172,247	6.26%	2,976,069	220,046	7.39%	2,904,606	214,727	7.39%
Total interest-earning assets	3,086,145	181,773	5.89%	3,243,766	234,021	7.21%	3,090,327	223,887	7.24%
Noninterest-earning assets	228,404			225,002			205,289
Total assets	$3,314,549			$3,468,768			$3,295,616
Interest-bearing liabilities:
Interest-bearing checking accounts	$325,351	$2,656	0.82%	$326,545	$3,692	1.13%	$361,056	$4,147	1.15%
Savings accounts	206,594	4,449	2.15%	90,036	2,427	2.70%	51,643	263	0.51%
Money market accounts	309,481	4,905	1.58%	385,210	11,699	3.04%	393,807	11,102	2.82%
Time deposits	1,290,469	52,848	4.10%	1,287,195	64,163	4.98%	1,085,350	44,715	4.12%
Total interest-bearing deposits	2,131,895	64,858	3.04%	2,088,986	81,981	3.92%	1,891,856	60,227	3.18%
FHLBank Topeka advances and
other borrowings	669,189	29,551	4.42%	812,360	35,920	4.42%	893,420	37,792	4.23%
Total interest-bearing liabilities	2,801,084	94,409	3.37%	2,901,346	117,901	4.06%	2,785,276	98,019	3.52%
Noninterest-bearing accounts	148,122			135,617			119,394
Other liabilities	70,347			65,659			59,929
Total liabilities	3,019,553			3,102,622			2,964,599
Stockholders' equity	294,996			366,146			331,017
Total liabilities and
stockholders' equity	$3,314,549			$3,468,768			$3,295,616
Net interest- earnings assets	$285,061			$342,420			$305,051
Net interest income; average
interest rate spread		$87,364	2.52%		$116,120	3.15%		$125,868	3.72%
Net interest margin (3)			2.83%			3.58%			4.07%
Average interest-earning assets to average
interest-bearing liabilities			110.18%			111.80%			110.95%

(1)	Includes securities available for sale and held to maturity. Investment securities also include FHLBank Topeka stock.
(2)	Includes nonperforming loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees,loans in process and allowance for loan losses.
(3)	Net interest income divided by average interest-earning assets.

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

	2008 vs. 2007			2007 vs. 2006

	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)

Interest income:
Federal funds sold	$(2,219)	$2,010	$(209)	$9	$2,747	$2,756
Funds held at Federal Reserve Bank	-	45	45	-	-	-
Investment securities	(3,969)	(128)	(4,097)	653	1,673	2,326
Mortgage-backed securities	11	(199)	(188)	18	(285)	(267)
Loans receivable (1)	(32,064)	(15,735)	(47,799)	-	5,319	5,319

Total interest income	(38,241)	(14,007)	(52,248)	680	9,454	10,134

Interest expense:
Interest-bearing
checking accounts	(1,023)	(13)	(1,036)	(70)	(385)	(455)
Savings accounts	(581)	2,603	2,022	1,844	320	2,164
Money market accounts	(4,821)	(1,973)	(6,794)	845	(248)	597
Time deposits	(11,476)	161	(11,315)	10,285	9,163	19,448

Total interest expense
on deposits	(17,901)	778	(17,123)	12,904	8,850	21,754
FHLBank Topeka advances and
other borrowings	-	(6,369)	(6,369)	1,651	(3,523)	(1,872)

Total interest expense	(17,901)	(5,591)	(23,492)	14,555	5,327	19,882

Net change in net interest income	$(20,340)	$(8,416)	$(28,756)	$(13,875)	$4,127	$(9,748)

(1) Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.

Interest Income. For the year ended December 31, 2008 our total interest income was $181.8 million, a decrease of $52.2 million, or 22.3%, compared to $234.0 million for the year ended December 31, 2007.  Interest income on loans receivable totaled $172.2 million for the year ended December 31, 2008, a decrease of $47.8 million, or 21.7%, compared to $220.0 million for the year ended December 31, 2007.  The average balance of loans receivable decreased $223.3 million, or 7.5%, to $2.8 billion for the year ended December 31, 2008 compared to $3.0 billion for the year ended December 31, 2007.  The average yield earned on loans receivable declined to 6.26% for the year ended December 31, 2008 compared to 7.39% for the year ended December 31, 2007.

The decrease in interest income for the year ended December 31, 2008 compared to the same period one year ago was primarily attributable to the decline in the average yield earned on loans receivable and a decrease in the average balance of loans receivable.  Additionally, interest income on loans receivable was negatively affected by an increased balance of nonperforming loans as we do not recognize interest income on loans 90 days or more past due. At December 31, 2008 our nonperforming loans totaled $142.2 million, an increase of $13.7 million, or 10.7%, compared to $128.5 million at December 31, 2007.

Interest Expense. Our total interest expense for the year ended December 31, 2008 was $94.4 million, a decrease of $23.5 million, or 19.9%, compared to $117.9 million for the year ended December 31, 2007.  Interest expense on deposits totaled $64.9 million for the year ended December 31, 2008, a decrease of $17.1 million, or 20.9%, compared to $82.0 million for the year ended December 31, 2007.  The average balance of our interest-bearing deposits increased $42.9 million, or 2.1%, to $2.1 billion for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The average rate paid on interest-bearing deposits was 3.04% and 3.92% for the year ended December 31, 2008 and 2007, respectively.  Interest expense on FHLBank advances and other borrowings declined $6.4 million, or 17.7%, to $29.6 million for the year ended December 31, 2008 compared to $35.9 million for the year ended December 31, 2007.  The average balance of our FHLBank advances and other borrowings totaled $669.2 million for the year ended December 31, 2008, a decrease of $143.2 million, or 17.6%, compared to $812.4 million for the year ended December 31, 2007.  The average rate paid on FHLBank advances and other borrowings was 4.42% for both of the years ended December 31, 2008 and 2007, respectively.  Additionally, the average balance of our interest-bearing liabilities totaled $2.8 billion for the year ended December 31, 2008, a decrease of $100.3 million, or 3.5%, compared to $2.9 billion for the year ended December 31, 2007.

  The decrease in interest expense for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily attributable to the decrease in the average rate of interest-bearing deposits and the decrease in the average balance of FHLBank advances and other borrowings.

Although interest rates on interest-bearing demand, savings and money market accounts can change at any time, the interest rate on time deposits and long-term borrowings cannot be changed until the time deposit or borrowing matures.  During 2009, approximately $1.2 billion of time deposits will mature.  These time deposits have an existing weighted average rate of 3.38% at December 31, 2008.  We anticipate that a significant amount of these maturing time deposits will be renewed with us at current market rates in effect at the time of renewal.  As current market rates on time deposits are below 3.38%, it is expected that our interest expense related to time deposits may decline in 2009.

Provision for Loan Losses.  We establish provisions for loan losses in order to maintain the allowance for loan losses at a level we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management performs reviews no less frequently than monthly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio.  Our reviews consist of a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative factors.  These loss factors are developed using our historical loan loss experience for each group of loans as further adjusted for specific factors, including the following:

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

We recorded a provision for loan losses of $84.5 million for the year ended December 31, 2008 compared to $68.1 million for the year ended December 31, 2007, an increase of $16.4 million or 24.0%.  The increase in our provision for loan losses for the year ended December 31, 2008 compared to the same period in 2007 was primarily attributable to the following factors:

•
Nonperforming Loans – Nonperforming loans (loans 90 or more days delinquent) totaled $142.2 million at December 31, 2008, an increase of $13.7 million , or 10.7%, compared to $128.5 million at December 31, 2007.

•	Delinquent Loans – Delinquent loans (loans 30-89 days delinquent) totaled $70.4 million at December 31, 2008, an increase of $17.9 million, or 34.1%, compared to $52.5 million at December 31, 2007.

•	Impaired Loans – Impaired loans totaled $185.9 million at December 31, 2008, an increase of $60.0 million, or 47.6%, compared to $125.9 million at December 31, 2007.

•
Qualitative Factors – As discussed above, our analysis of the allowance for loan losses and the associated provision for loan losses includes several qualitative factors.  During 2007 and 2008 our provision for loan losses had been negatively affected by the economic conditions prevalent in most areas of the United States which has in many cases negatively affected the value of the collateral securing loans.  Our provision for loan losses has also been affected by the upward trending of delinquent, nonperforming and impaired loans as well as our levels of charge-offs and recoveries.

We anticipate that our provision for loan losses may continue to have a negative affect on earnings due to general economic conditions which have had a significant impact on real estate values.  With further deterioration of general economic conditions, we would also expect that our current levels of delinquent, nonperforming and impaired loans may increase in 2009 which would result in additional provisions for loan losses.

Noninterest Income. Noninterest income for the year ended December 31, 2008 was $31.5 million, an increase of $1.1 million, or 3.7%, compared to $30.3 million for the year ended December 31, 2007.

	Year Ended December 31,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change

Deposit account fees and service charges	$16,991	$15,823	$1,168	7.38%
Debit card fees	4,028	3,420	608	17.78
Lending fees and service charges	2,571	3,171	(600)	(18.92)
Mortgage servicing rights valuation adjustments	(1,355)	-	(1,355)	N/A
Commissions and management fee income	5,179	4,627	552	11.93
Loss from real estate operations, net	(793)	(445)	(348)	78.20
Loss on impairment of securities	(1,434)	(188)	(1,246)	662.77

Net gain (loss) on sales of:
Loans held for sale	3,820	2,844	976	34.32
Other real estate owned	(142)	(225)	83	(36.89)

Other operating income	2,589	1,310	1,279	97.63

Total noninterest income	$31,454	$30,337	$1,117	3.68%

The increase in noninterest income for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily attributable to a $1.8 million increase in deposit and debit card-related fees and service charges, a $1.7 million recovery of the TransLand receivable (as recorded in other operating income), a $976,000 increase in gains on sale of loans held for sale and a $552,000 increase in commissions and management fee income partially offset by a $1.4 million mortgage servicing right valuation adjustment primarily due to projected increases in loan prepayments and a $1.2 million increase in other-than-temporary impairment charges on investment securities.  The impairment charge on investment securities for the year ended December 31, 2008 related to a $906,000 loss on the Asset Management Fund (ARM Fund), a $519,000 loss on Freddie Mac preferred stock and a $9,000 loss on Farmer Mac preferred stock.  The increase in commissions and management fee income was primarily attributable to fees collected by UFARM (a subsidiary that provides agricultural customers with professional farm and ranch management and real estate brokerage services) and TierOne Financial (a subsidiary that administers the sale of securities and insurance products).

Noninterest Expense. Our noninterest expense increased by $32.6 million, or 34.3%, to $127.6 million for the year ended December 31, 2008 compared to $95.1 million for the year ended December 31, 2007.

	Year Ended December 31,		Increase
(Dollars in thousands)	2008	2007	(Decrease)	% Change

Employee compensation	$34,211	$35,459	$(1,248)	(3.52	) %
Employee benefits	5,478	5,697	(219)	(3.84)
Payroll taxes	2,725	2,792	(67)	(2.40)
Management Recognition and Retention Plan	1,051	2,904	(1,853)	(63.81)
Employee Stock Ownership Plan	1,166	3,757	(2,591)	(68.96)
2003 Stock Option Plan	700	1,682	(982)	(58.38)
Goodwill impairment	42,101	-	42,101	N/A
Occupancy, net	9,692	9,520	172	1.81
Data processing	2,205	2,443	(238)	(9.74)
Advertising	3,760	5,041	(1,281)	(25.41)
FDIC insurance premium	3,051	250	2,801	1,120.40
Legal services	2,523	2,879	(356)	(12.37)
Core deposit intangible asset amortization	1,479	1,647	(168)	(10.20)
Professional services	1,975	2,999	(1,024)	(34.14)
TransLand receivable write-off	-	4,767	(4,767)	(100.00)
Partial recovery of TransLand receivable write-off	-	(1,633)	1,633	(100.00)
Provision for VISA lawsuit settlement	-	700	(700)	(100.00)
Other	15,522	14,153	1,369	9.67

Total noninterest expense	$127,639	$95,057	$32,582	34.28%

The increase in noninterest expense during the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily attributable to a $42.1 million goodwill impairment charge and a $2.8 million increase in FDIC insurance premium expense.  These increases were partially offset by a $5.4 million reduction in stock-based compensation expense, a $1.0 million decrease in professional services expense and the recognition of a $3.1 million TransLand receivable write-off, net of recovery, in 2007.  The decrease in professional services expense was primarily related to fees and expenses incurred in 2007 with respect to our Merger Agreement with CapitalSource Inc. and CapitalSource TRS Inc. that was terminated on March 20, 2008.

Income Tax Benefit. Our income tax benefit increased by $13.8 million to $18.0 million for the year ended December 31, 2008 compared to $4.3 million for the year ended December 31, 2007.   The primary cause of the increase in our income tax benefit for the year ended December 31, 2008 compared to the same period in 2007 was due to a decrease in net income resulting from an increase in our provision for loan losses which was the result of an increased level of loan charge-offs during 2008.  Our effective income tax benefit rate for the year ended December 31, 2008 was 19.3% compared to 25.6% for the year ended December 31, 2007.  The decrease in our effective tax benefit rate for the year ended December 31, 2008 was primarily attributable to the nonrecurring goodwill impairment charge which is a nondeductible permanent tax item.  Additionally, expenses initially considered nondeductible totaling $2.0 million related to the Merger Agreement became deductible for tax purposes as a result of the termination of the Merger Agreement.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

Net Income (Loss).  Net loss for the year ended December 31, 2007 was $12.4 million, or $0.74 per diluted and basic share, compared to net income of $41.3 million, or $2.41 per diluted share ($2.50 per basic share), for the year ended December 31, 2006.  The decrease in our net income for the year ended December 31, 2007 compared to the same period in 2006 was primarily attributable to the increase in the provision for loan losses resulting from an increased level of nonperforming loans.  A recent appellate court decision in our federal goodwill litigation resulted in a 2007 fourth quarter pretax charge of $560,000 recorded in other operating expense to reflect fees and expenses incurred during the appeal process which had previously been capitalized.  The impact after income tax benefits of $202,000 was $358,000.  The appellate court rendered its decision after we had reported our financial results for the quarter and year ended December 31, 2007.  Our 2007 Consolidated Statements of Operations and related loss per share data reported in this Annual Report on Form 10-K have been updated accordingly.

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

	Year Ended December 31,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change

Deposit account fees and service charges	$15,823	$15,054	$769	5.11%
Debit card fees	3,420	2,736	684	25.00
Lending fees and service charges	3,171	3,290	(119)	(3.62)
Commissions and management fee income	4,627	3,886	741	19.07
Loss from real estate operations, net	(445)	(268)	(177)	66.04

Net gain (loss) on sales of:
Investment securities	-	21	(21)	(100.00)
Loss on impairment of securities	(188)	-	(188)	N/A
Loans held for sale	2,844	2,084	760	36.47
Real estate owned	(225)	(135)	(90)	66.67
Gain on sale of branches	-	1,024	(1,024)	(100.00)
Other operating income	1,310	1,392	(82)	(5.89)

Total noninterest income	$30,337	$29,084	$1,253	4.31%

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

	Year Ended December 31,		Increase
(Dollars in thousands)	2007	2006	(Decrease)	% Change

Employee compensation	$35,459	$31,864	$3,595	11.28%
Employee benefits	5,697	5,182	515	9.94
Payroll taxes	2,792	2,649	143	5.40
Management Recognition and Retention Plan	2,904	2,904	-	-
Employee Stock Ownership Plan	3,757	4,783	(1,026)	(21.45)
2003 Stock Option Plan	1,682	1,682	-	-
Occupancy, net	9,520	8,912	608	6.82
Data processing	2,443	2,200	243	11.05
Advertising	5,041	4,455	586	13.15
Core deposit intangible asset amortization	1,647	1,753	(106)	(6.05)
Professional services	5,880	2,308	3,572	154.77
TransLand receivable write-off	4,767	-	4,767	N/A
Partial recovery of TransLand receivable write-off	(1,633)	-	(1,633)	N/A
Provision for VISA lawsuit settlement	700	-	700	N/A
Other	14,401	13,077	1,324	10.12

Total noninterest expense	$95,057	$81,769	$13,288	16.25%

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

Asset and Liability Management

Market risk is the risk of loss from adverse changes in market prices and interest rates.  Our market risk arises primarily from the interest rate risk that is inherent in our lending and deposit taking activities. Interest rate risk is the exposure to changes in market interest rates.  Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities.  We monitor the interest rate sensitivity of our balance sheet positions by examining our near-term sensitivity and our longer-term gap position.  The results of operations for financial institutions may be materially and adversely affected by changes in economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government.  Our net interest income and the net present value of our assets, liabilities and off-balance sheet contracts are subject to fluctuations in interest rates.  When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits and FHLBank advances and other borrowings, a changing interest rate environment may have a significant effect on our financial condition and results of operations.  To that end, we actively manage our interest rate risk exposure.  Additionally, our loan portfolio is subject to credit risk.  We manage credit risk primarily through our loan underwriting and oversight policies.

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

Net Portfolio Value.  The following table sets forth our NPV as of December 31, 2008, as calculated by the OTS:

				NPV as a % of Portfolio
	Net Portfolio Value			Value of Assets

(Dollars in thousands)	$ Amount	$ Change	% Change	NPV Ratio	Change

Change in Interest Rates in Basis Points (Rate Shock):
300	$293,633	$25,213	9.39%	8.76%	0.87%
200	292,155	23,735	8.84	8.66	0.77
100	282,623	14,203	5.29	8.34	0.45
50	275,580	7,160	2.67	8.11	0.22
Static	268,420	-	-	7.89	-
-50	257,562	(10,858)	(4.05)	7.55	(0.34)
-100	245,093	(23,327)	(8.69)	7.19	(0.70)

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

GAP Analysis.  A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands.  The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period.  A positive gap (asset sensitive) where interest rate sensitive assets exceed interest rate sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment.  A negative gap (liability sensitive) will generally have the opposite result on the net interest margin.  However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income.  The following table sets forth the estimated maturity/repricing and the resulting gap between our interest-earning assets and interest-bearing liabilities at December 31, 2008.  The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based on our historical experience and estimated deposit account decay rates.  Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard.

	Maturity / Repricing During the Year Ended December 31,

(Dollars in thousands)	2009	2010 - 2011	2012 - 2013	After 2013	Total

Interest-earning assets(1):
Federal funds sold	$147,000	$-	$-	$-	$147,000
Funds held at Federal Reserve Bank	29,292	-	-	-	29,292
Investment securities (2)	100,611	25,566	2,550	9,230	137,957
Mortgage-backed securities (2)	958	1,019	487	650	3,114
Net loans (3)	1,130,956	988,918	390,514	271,832	2,782,220
FHLBank Topeka stock	4,055	-	-	42,956	47,011
Total interest-earning assets	1,412,872	1,015,503	393,551	324,668	3,146,594

Interest-bearing liabilities:
Savings accounts	107,116	97,378	-	-	204,494
Interest-bearing checking accounts	130,944	163,681	32,736	-	327,361
Money market accounts	120,055	124,857	4,802	-	249,714
Time deposits	1,161,159	202,616	12,242	109	1,376,126
FHLBank Topeka advances and
other borrowings	109,607	40,462	210,437	308,343	668,849
Total interest-bearing liabilities	1,628,881	628,994	260,217	308,452	2,826,544

Interest sensitivity gap	$(216,009)	$386,509	$133,334	$16,216	$320,050

Cumulative interest sensitivity gap	$(216,009)	$170,500	$303,834	$320,050	$-

Cumulative interest sensitivity gap as
a percentage of total assets	(6.51)%	5.14%	9.16%	9.65%

Cumulative net interest-earnings assets
a percentage of cumulative interest-
bearing liabilities	86.74%	107.55%	112.07%	111.32%

(1)
Interest earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

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

We actively manage our liquidity in an effort to maintain an adequate liquidity margin over the level necessary to support expected and potential loan fundings and deposit withdrawals.  Our liquidity level may vary throughout the year, depending on economic conditions, deposit fluctuations and loan funding needs.  As of December 31, 2008, we believe we have adequate liquidity to fund the daily operations of the Bank for the foreseeable future.

During the year ended December 31, 2008, net cash provided by operating activities was $68.6 million, which primarily consisted of net interest income before provision for loan losses.  Net cash provided by investing activities during the year ended December 31, 2008 was $82.1 million and primarily related to a decrease in loans receivable due to loan repayments and the redemption of FHLBank stock.  During the year ended December 31, 2008, net cash used in financing activities was $142.3 million, which consisted primarily of net cash outflows from a decline in deposits, repayment of a FHLBank advance and cash dividends paid on our common stock.

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

(Dollars in thousands)	Amount	Weighted Average Rate

Amount Maturing During the Quarter Ended:
March 31, 2009	$357,192	3.06%
June 30, 2009	225,149	3.30
September 30, 2009	284,898	3.55
December 31, 2009	293,920	3.67
Total time deposits maturing during the next 12 months	$1,161,159	3.38%

We anticipate that a significant portion of the maturing time deposits will be renewed with us.

In addition to cash flows generated by loan and securities payments and prepayments, we have additional borrowing capacity.  The average balance of our FHLBank advances and other borrowings was $669.2 million for the year ended December 31, 2008 compared to $812.4 million for the year ended December 31, 2007.  To date, substantially all of our borrowings have consisted of FHLBank advances.  Pursuant to our collateral agreements with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans with carrying values totaling approximately $1.1 billion and $1.3 billion at December 31, 2008 and 2007, respectively.  The following table details FHLBank advances that are scheduled to mature during 2009:

(Dollars in thousands)	Amount of Advance	Interest Rate

Month Advance is Scheduled to Mature:
March 2009	$5,000	5.41%
June 2009	50,000	5.55
June 2009	25,000	5.45
Total advances scheduled to mature / weighted average rate	$80,000	5.51%

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

We believe we have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses.  At December 31, 2008, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at December 31, 2008	2009	2010 - 2011	2012 - 2013	After 2013

Contractual obligations:

FHLBank Topeka advances and
other borrowings	$668,849	$109,234	$40,000	$25,300	$494,315
Recourse obligations on assets	20,673	20,673	-	-	-
Annual rental commitments under non-
cancelable operating leases	3,551	976	1,006	451	1,118

Total contractual obligations	693,073	130,883	41,006	25,751	495,433

Lending commitments:
Commitments to originate loans	84,858	84,858	-	-	-
Commitments to sell loans	(196,446)	(196,446)	-	-	-
Commitments to purchase loans	166,997	166,997	-	-	-
Loans in process (1)	188,489	85,788	102,701	-	-
Standby letters of credit	2,002	2,002	-	-	-
Unused lines of credit:
Warehouse mortgage lines of credit	108,026	108,026	-	-	-
Business loans	191,928	191,928	-	-	-
Consumer loans	127,571	127,571	-	-	-

Total lending commitments and
unused lines of credit	673,425	570,724	102,701	-	-
Total contractual obligations, lending
commitments and unused lines of credit	$1,366,498	$701,607	$143,707	$25,751	$495,433

(1) Loans in process represents the undisbursed portion of construction and land development loans.

We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise.  Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans.  In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales.  At December 31, 2008, the maximum total dollar amount of such recourse was approximately $20.7 million.  Based on historical experience, at December 31, 2008, we had established a liability of $729,000 with respect to this recourse obligation.  In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, special purpose entities.

For more information regarding our contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements see “Note 23 – Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk” included in Item 8. Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K.

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

We have audited the accompanying consolidated statements of financial condition of TierOne Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TierOne Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TierOne Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Lincoln, Nebraska
March 12, 2009

 TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	At December 31,

(Dollars in thousands, except per share data)	2008	2007

ASSETS
Cash and due from banks	$73,567	$79,561
Funds held at Federal Reserve Bank	29,292	-
Federal funds sold	147,000	161,900
Total cash and cash equivalents	249,859	241,461

Investment securities:
Held to maturity, at cost which approximates fair value	48	70
Available for sale, at fair value	137,664	130,481
Mortgage-backed securities, available for sale, at fair value	3,133	6,689
Loans receivable:
Net loans (includes loans held for sale of $13,917 and $9,348 at
December 31, 2008 and 2007, respectively)	2,782,220	2,976,129
Allowance for loan losses	(63,220)	(66,540)
Net loans after allowance for loan losses	2,719,000	2,909,589
FHLBank Topeka stock, at cost	47,011	65,837
Premises and equipment, net	35,316	38,028
Accrued interest receivable	16,886	21,248
Other real estate owned and repossessed assets, net	37,236	6,405
Goodwill	-	42,101
Other intangible assets, net	4,722	6,744
Mortgage servicing rights, net	14,806	14,530
Other assets	52,264	54,583
Total assets	$3,317,945	$3,537,766
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$2,307,292	$2,430,544
FHLBank Topeka advances and other borrowings	668,849	689,288
Advance payments from borrowers for taxes, insurance and other escrow funds	34,064	30,205
Accrued interest payable	5,158	6,269
Accrued expenses and other liabilities	31,969	35,870
Total liabilities	3,047,332	3,192,176
Stockholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value. 60,000,000 shares authorized; 22,575,075 shares issued at December 31, 2008 and 2007;
18,034,878 and 18,058,946 shares outstanding at December 31, 2008 and 2007, respectively	226	226
Additional paid-in capital	367,028	366,042
Retained earnings, substantially restricted	17,364	94,630
Treasury stock, at cost; 4,540,197 and 4,516,129 shares at
December 31, 2008 and 2007, respectively	(105,206)	(105,008)
Unallocated common stock held by Employee Stock Ownership Plan	(8,654)	(10,159)
Accumulated other comprehensive loss, net	(145)	(141)
Total stockholders' equity	270,613	345,590
Total liabilities and stockholders' equity	$3,317,945	$3,537,766

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,

(Dollars in thousands, except per share data)	2008	2007	2006
Interest income:
Loans receivable	$172,247	$220,046	$214,727
Investment securities	6,849	11,134	9,075
Other interest-earning assets	2,677	2,841	85
Total interest income	181,773	234,021	223,887
Interest expense:
Deposits	64,858	81,981	60,227
FHLBank Topeka advances and other borrowings	29,551	35,920	37,792
Total interest expense	94,409	117,901	98,019
Net interest income	87,364	116,120	125,868
Provision for loan losses	84,455	68,101	6,053
Net interest income after provision for loan losses	2,909	48,019	119,815
Noninterest income:
Fees and service charges	23,386	23,621	22,230
Debit card fees	4,028	3,420	2,736
Loss from real estate operations, net	(793)	(445)	(268)
Loss on impairment of securities	(1,434)	(188)	-
Net gain (loss) on sales of:
Investment securities	-	-	21
Loans held for sale	3,820	2,844	2,084
Other real estate owned	(142)	(225)	(135)
Other operating income	2,589	1,310	2,416
Total noninterest income	31,454	30,337	29,084
Noninterest expense:
Salaries and employee benefits	45,331	52,291	49,064
Goodwill impairment	42,101	-	-
Occupancy, net	9,692	9,520	8,912
Data processing	2,205	2,443	2,200
Advertising	3,760	5,041	4,455
FDIC insurance premium	3,051	250	255
Legal services	2,523	2,879	1,484
Other operating expense	18,976	22,633	15,399
Total noninterest expense	127,639	95,057	81,769
Income (loss) before income taxes	(93,276)	(16,701)	67,130
Income tax expense (benefit)	(18,034)	(4,276)	25,815
Net income (loss)	$(75,242)	$(12,425)	$41,315
Net income (loss) per common share, basic	$(4.46)	$(0.74)	$2.50
Net income (loss) per common share, diluted	$(4.46)	$(0.74)	$2.41
Dividends declared per common share	$0.12	$0.31	$0.27
Average common shares outstanding, basic (000's)	16,880	16,719	16,494
Average common shares outstanding, diluted (000's)	16,880	16,719	17,147

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders' Equity

Balance at December 31, 2005	$226	$358,587	$75,282	$(101,584)	$(13,169)	$(9,368)	$(1,107)	$308,867

Common stock earned by
employees in Employee
Stock Ownership Plan	-	3,404	-	-	1,505	-	-	4,909
Transfer of unearned common stock
held by Management Recognition and
Retention Plan upon adoption of SFAS No. 123(R) on January 1, 2006	-	(9,368)	-	-	-	9,368	-	-
Amortization of awards under the
Management Recognition and
Retention Plan	-	2,904	-	-	-	-	-	2,904
Amortization of stock options
under 2003 Stock Option Plan	-	1,682	-	-	-	-	-	1,682
Repurchase of common stock
(152,984 shares)	-	-	-	(4,825)	-	-	-	(4,825)
Treasury stock reissued under
2003 Stock Option Plan	-	(216)	-	1,003	-	-	-	787
Excess tax benefit realized from stock-
based compensation plans	-	960	-	-	-	-	-	960
Tax benefits realized from certain costs
deducted in mutual to stock conversion -		780	-	-	-	-	-	780
Dividends paid ($0.27 per common share) -		-	(4,486)	-	-	-	-	(4,486)
Comprehensive income:
Net income	-	-	41,315	-	-	-	-	41,315
Change in unrealized loss on
available for sale securities,
net of tax and
reclassification adjustment	-	-	-	-	-	-	390	390

Total comprehensive income	-	-	41,315	-	-	-	390	41,705

Balance at December 31, 2006	226	358,733	112,111	(105,406)	(11,664)	-	(717)	353,283

Common stock earned by employees in
Employee Stock Ownership Plan	-	2,441	-	-	1,505	-	-	3,946
Amortization of awards under the
Management Recognition and
Retention Plan	-	2,904	-	-	-	-	-	2,904
Amortization of stock options
under 2003 Stock Option Plan	-	1,682	-	-	-	-	-	1,682
Repurchase of common stock
(8,367 shares)	-	-	-	(204)	-	-	-	(204)
Treasury stock reissued under
2003 Stock Option Plan	-	(140)	-	602	-	-	-	462
Excess tax benefit realized from stock-
based compensation plans	-	422	-	-	-	-	-	422
Dividends paid ($0.31 per common share) -		-	(5,213)	-	-	-	-	(5,213)
Cumulative effect of adoption of FASB
Interpretation No. 48 on January 1, 2007 -		-	157	-	-	-	-	157
Comprehensive income (loss):
Net loss	-	-	(12,425)	-	-	-	-	(12,425)
Change in unrealized loss on available
for sale securities, net of tax	-	-	-	-	-	-	576	576

Total comprehensive income (loss)	-	-	(12,425)	-	-	-	576	(11,849)

Balance at December 31, 2007	$226	$366,042	$94,630	$(105,008)	$(10,159)	$-	$(141)	$345,590

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) (Continued)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders' Equity

Balance at December 31, 2007	$226	$366,042	$94,630	$(105,008)	$(10,159)	$(141)	$345,590

Common stock earned by employees in
Employee Stock Ownership Plan	-	(249)	-	-	1,505	-	1,256
Amortization of awards under the
Management Recognition and
Retention Plan	-	1,051	-	-	-	-	1,051
Amortization of stock options under
2003 Stock Option Plan	-	699	-	-	-	-	699
Repurchase of common
stock (25,068 shares)	-	-	-	(221)	-	-	(221)
Treasury stock reissued under 2003
Stock Option Plan	-	(5)	-	23	-	-	18
Excess tax expense realized from stock-
based compensation plans	-	(510)	-	-	-	-	(510)
Dividends paid ($0.12 per common share)	-	-	(2,024)	-	-	-	(2,024)
Comprehensive loss:
Net loss	-	-	(75,242)	-	-	-	(75,242)
Change in unrealized loss on available for sale
securities, net of tax	-	-	-	-	-	(4)	(4)

Total comprehensive loss	-	-	(75,242)	-	-	(4)	(75,246)

Balance at December 31, 2008	$226	$367,028	$17,364	$(105,206)	$(8,654)	$(145)	$270,613

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(75,242)	$(12,425)	$41,315
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net discount accretion of investment and mortgage-backed securities	(2,338)	(2,194)	(96)
Premises and equipment depreciation and amortization	3,843	4,017	3,750
Amortization of other intangible assets	1,479	1,647	1,752
Accretion of discount on FHLBank Topeka advances	(255)	(255)	(255)
Employee Stock Ownership Plan compensation expense	1,256	3,946	4,909
2003 Management Recognition and Retention Plan compensation expense	1,051	2,904	2,904
2003 Stock Option Plan compensation expense	699	1,682	1,682
Net accretion of discounts on net loans	(4)	(3,267)	(2,579)
FHLBank Topeka stock dividend	(2,174)	(3,815)	(3,531)
Deferred income tax expense (benefit)	13,293	(16,414)	(191)
Goodwill impairment	42,101	-	-
Impairment of investment securities	1,434	188	-
Provision for loan losses	84,455	68,101	6,053
Provision for other real estate owned losses	1,141	636	370
Provision for valuation allowance on net deferred tax assets	1,767	-	-
Provision for uncollectible receivable	-	4,767	-
Recovery of uncollectible receivable	-	(1,633)	-
Provision for VISA lawsuit settlement	-	700	-
Mortgage servicing rights originated, net	(1,631)	(2,063)	(754)
Mortgage servicing rights valuation allowance	1,355	-	-
Proceeds from sales of loans held for sale	368,255	341,857	245,074
Originations and purchases of loans held for sale	(355,908)	(329,076)	(253,609)
Excess tax expense (benefit) from stock-based compensation plans	510	(422)	(960)
Premium on sale of branch deposits	-	-	(1,089)
Net (gain) loss on sales of:
Investment securities	-	-	(21)
Loans held for sale	(3,820)	(2,844)	(2,084)
Other real estate owned	142	225	135
Premises and equipment	2	9	(108)
Changes in certain assets and liabilities:
Accrued interest receivable	4,362	1,775	(3,833)
Other assets	(15,653)	(26,419)	(532)
Accrued interest payable	(1,111)	(351)	(669)
Accrued expenses and other liabilities	(375)	8,038	2,293
Net cash provided by operating activities	68,634	39,314	39,926

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,

(Dollars in thousands)	2008	2007	2006

Cash flows from investing activities:
Purchase of investment securities, available for sale	$(453,663)	$(318,425)	$(94,488)
Proceeds from sale of investment securities, available for sale	-	10	2,326
Proceeds from maturities of investment securities, available for sale	447,344	295,822	90,477
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	3,620	5,659	7,516
Decrease (increase) in loans receivable	59,246	23,379	(206,581)
Redemption of FHLBank Topeka stock	21,000	-	-
Additions to premises and equipment	(1,723)	(2,235)	(5,037)
Proceeds from sale of premises and equipment	3	2	444
Proceeds from sale of other real estate owned and repossessed assets	6,251	7,290	7,172
Marine Bank branch purchase, net of cash acquired	-	-	7,568
Net cash provided by (used in) investing activities	82,078	11,502	(190,603)
Cash flows from financing activities:
Net increase (decrease) in deposits	(123,252)	378,201	27,658
Net advances (repayment) on FHLBank Topeka line of credit
and short-term advances and other borrowings	5,041	(72,619)	66,912
Proceeds from FHLBank Topeka long-term advances and other borrowings	-	50,000	440,000
Repayments of FHLBank Topeka long-term advances and other borrowings	(25,225)	(250,214)	(352,205)
Repayment of junior subordinated debentures	-	-	(7,000)
Net increase in advances from borrowers for taxes, insurance and other escrow funds	3,859	3,002	2,339
Repurchase of common stock	(221)	(204)	(4,825)
Dividends paid on common stock	(2,024)	(5,213)	(4,486)
Excess tax benefit realized from the exercise of stock options	-	45	130
Excess tax benefit (expense) realized from the vesting of Management Recognition
and Retention Plan shares	(510)	377	830
Proceeds from the exercise of stock options	18	462	787
Net cash transferred due to sale of branches and deposits	-	-	(20,689)
Net cash provided by (used in) financing activities	(142,314)	103,837	149,451
Net increase (decrease) in cash and cash equivalents	8,398	154,653	(1,226)
Cash and cash equivalents at beginning of year	241,461	86,808	88,034
Cash and cash equivalents at end of year	$249,859	$241,461	$86,808
Supplemental disclosures of cash flow information:
Cash paid (received) during year for:
Interest	$95,520	$118,252	$98,689
Income taxes, net of refunds	$(19,120)	$18,769	$25,106
Noncash investing activities:
Transfers from loans to other real estate owned and other assets through foreclosure	$38,365	$9,292	$10,495
Loss on impairment of securities	$1,434	$188	$-

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

Securities classified as held to maturity are securities that we have the ability and positive intent to hold to maturity regardless of changes in market condition, liquidity needs or changes in general economic conditions. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity using the interest method.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Provision and Allowance for Loan Losses.  A provision for loan losses is charged to income when it is determined to be required based on our analysis.  The allowance is maintained at a level to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. We review the loan portfolio no less frequently than monthly in order to identify those inherent losses and to assess the overall collection probability of the portfolio.  Our review includes a quantitative analysis by loan category, using historical loss experience, classifying loans pursuant to a grading system and consideration of a series of qualitative loss factors. The evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size, terms and geographic concentration of loans held by us, the value of collateral securing loans, the number of loans requiring heightened oversight and general economic conditions. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of potential loss.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Goodwill and Intangible Assets.  We recorded goodwill as a result of our 2004 acquisition of United Nebraska Financial Co. (“UNFC”).  We tested this goodwill for impairment annually during the third quarter of each year, or between annual assessment dates whenever events or significant changes in circumstances indicated that the carrying value may be impaired.  We performed a goodwill impairment test as of March 31, 2008 due to adverse changes in the business climate.  As a result of a decline in the market value of our common stock to levels below our book value, we determined that the entire amount of our goodwill was impaired, and we recorded a $42.1 million goodwill impairment charge to write-off our goodwill at March 31, 2008.

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

We review our core deposit intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to these intangible assets.  For the years ended December 31, 2008 and 2007, no events or circumstances triggered an impairment charge against our core deposit intangible assets.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Other Real Estate Owned.  Real estate acquired through foreclosure is considered to be held for sale and is initially recorded at estimated fair value.  Subsequent to foreclosure, these assets are carried at the lower of carrying value or fair value, less selling costs.  Gains or losses associated with the sale of other real estate owned property are recorded in net gain (loss) on sale of other real estate owned in the Consolidated Statements of Operations.  Provisions for other real estate owned losses are recorded when the fair value of other real estate owned is determined to have a further decrease in value.  Provisions for other real estate owned losses are recorded in other operating expense in the Consolidated Statements of Operations.

Premises and Equipment.  Premises and equipment are recorded at cost and include expenditures for new facilities and equipment and items that substantially increase the useful lives of existing buildings and equipment.  Premises and equipment are depreciated over their estimated useful life using the straight-line method of depreciation.  Expenditures for normal repairs and maintenance are charged to earnings as incurred.  When facilities or equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded.

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

Earnings Per Share.  Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.  It is computed after giving consideration to the weighted average dilutive effect of our Employee Stock Ownership Plan (“ESOP”) shares, 2003 Stock Option Plan (“SOP”) shares and 2003 Management Recognition and Retention Plan (“MRRP”) shares.  Due to our net loss for the years ended December 31, 2008 and 2007, no potentially dilutive shares were included in the loss per share calculation as including such shares would be anti-dilutive.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Comprehensive Income.  Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is reported, net of deferred tax assets, in the Consolidated Statements of Changes in Stockholders’ Equity. Increases (decreases) in other comprehensive income are net of related deferred tax assets of $6,000, $361,000 and $210,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Reclassification adjustments for realized gains or losses included in comprehensive income, were approximately $0, $0 and $15,000, net of deferred tax assets of approximately $0, $0 and $9,000, respectively, for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents.  For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, cash due from banks, funds held at Federal Reserve Bank and federal funds sold.

Reclassifications.  Certain prior years amounts have been reclassified to conform to the 2008 presentation.

2.	Industry Segment Information

Our activities are considered to be a single industry segment for financial reporting purposes. We are engaged in the business of commercial and retail banking, investment management, insurance and farm and ranch management and real estate brokerage services with operations conducted through 69 banking offices located in Nebraska, Iowa and Kansas. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.

3.	Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each reporting period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.  Diluted EPS is computed after giving consideration to the weighted average dilutive effect of our 2003 SOP shares and 2003 MRRP shares.  All stock options are assumed to be 100% vested for purposes of the EPS computations.  Due to our loss for the years ended December 31, 2008 and 2007, no potentially dilutive shares were included in the loss per share calculation as including such shares would be anti-dilutive.  The following table is a reconciliation of basic and diluted EPS:

	Year Ended December 31,

	2008		2007		2006

(Dollars and shares in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income (loss)	$(75,242)	$(75,242)	$(12,425)	$(12,425)	$41,315	$41,315

Total weighted average basic
common shares outstanding	16,880	16,880	16,719	16,719	16,494	16,494
Effect of dilutive securities:
2003 Stock Option Plan		-		-		576
2003 Management Recognition and Retention Plan		-		-		77

Total weighted average basic and diluted
common shares outstanding	16,880	16,880	16,719	16,719	16,494	17,147

Net income (loss) per common share	$(4.46)	$(4.46)	$(0.74)	$(0.74)	$2.50	$2.41

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

4.	Investment and Mortgage-Backed Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment and mortgage-backed securities by major security category at December 31, 2008 and 2007 are as follows:

	At December 31, 2008

		Gross Unrealized

(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value

Held to maturity:
Municipal obligations	$48	$-	$-	$48

Available for sale:
Mortgage-backed securities	3,114	46	27	3,133
U.S. Government securities and agency obligations	119,811	264	4	120,071
Corporate securities	3,548	-	21	3,527
Municipal obligations	9,635	32	15	9,652
Agency equity securities	8	-	-	8
Asset Management Fund - ARM Fund	4,907	-	501	4,406

Total investment and mortgage-backed
securities, available for sale	$141,023	$342	$568	$140,797

	At December 31, 2007

		Gross Unrealized

(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value

Held to maturity:
Municipal obligations	$70	$-	$-	$70

Available for sale:
Mortgage-backed securities	6,755	32	98	6,689
U.S. Government securities and agency obligations	105,428	18	33	105,413
Corporate securities	4,935	-	15	4,920
Municipal obligations	13,931	18	35	13,914
Agency equity securities	536	-	114	422
Asset Management Fund - ARM Fund	5,812	-	-	5,812

Total investment and mortgage-backed
securities, available for sale	$137,397	$68	$295	$137,170

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities at December 31, 2008, by contractual maturity, is shown in the following table. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2008
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Amount maturing in:
2009	$-	$-	$100,515	$100,270
2010 - 2013	48	48	28,068	28,069
2014 - 2018	-	-	9,319	9,318
After 2018	-	-	7	7
Total investment securities	$48	$48	$137,909	$137,664

There were no sales of investment securities held to maturity during the three years ended December 31, 2008.  Proceeds from the sale of investment securities available for sale totaled $10,000 and $2.3 million for the years ended December 31, 2007 and 2006 respectively.  There were no sales of available for sale investment securities during the year ended December 31, 2008.  Gross realized gains on the sale of investment securities were $21,000 for the year ended December 31, 2006.  There were no gains or losses on the sale of investment securities during the years ended December 31, 2008 and 2007.   Losses due to other-than-temporary impairment were $1.4 million and $188,000 on investment securities for the years ended December 31, 2008 and 2007, respectively.  There were no sales of mortgage-backed securities during the three years ended December 31, 2008.

At December 31, 2008 and 2007, investment and mortgage-backed securities with fair values of approximately $122.1 million and $114.0 million, respectively, were pledged as collateral for certain deposits, primarily those of public institutions.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Investment and mortgage-backed securities with unrealized losses at December 31, 2008 and 2007 are summarized in the following table:

	Less Than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2008:
Mortgage-backed securities	$1,484	$12	$501	$15	$1,985	$27
U.S. Government securities and
agency obligations	5,004	4	-	-	5,004	4
Corporate securities	3,548	21	-	-	3,548	21
Municipal obligations	1,475	15	-	-	1,475	15
Asset Management Fund - ARM Fund	4,907	501	-	-	4,907	501

Total temporarily impaired securities	$16,418	$553	$501	$15	$16,919	$568

At December 31, 2007:
Mortgage-backed securities	$1,871	$17	$3,062	$81	$4,933	$98
U.S. Government securities and
agency obligations	19,994	3	11,999	30	31,993	33
Corporate securities	3,570	3	1,350	12	4,920	15
Municipal obligations	1,424	21	1,570	14	2,994	35
Agency equity securities	5	1	412	113	417	114

Total temporarily impaired securities	$26,864	$45	$18,393	$250	$45,257	$295

We believe all unrealized losses on securities as of December 31, 2008 and 2007 are temporary.  We had six and 48 securities with unrealized losses for 12 consecutive months or longer as of December 31, 2008 and 2007, respectively.  The unrealized losses are believed to be temporarily impaired in value.  Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary.  At December 31, 2008, we had the ability and intent to hold these securities until maturity or for the period necessary to recover the unrealized losses.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

5.	Loans Receivable

Loans receivable at December 31, 2008 and 2007 are summarized in the following table:

	At December 31,

(Dollars in thousands)	2008	%	2007	%

Real estate loans:
One-to-four family residential (1)	$384,614	12.99%	$314,623	9.41%
Second mortgage residential	76,438	2.58	95,477	2.86
Multi-family residential	199,152	6.73	106,678	3.19
Commercial real estate	356,067	12.03	370,910	11.10
Land and land development	396,477	13.39	473,346	14.16
Residential construction	229,534	7.75	513,560	15.36
Commercial construction	360,163	12.16	540,797	16.18
Agriculture	95,097	3.21	91,068	2.72
Total real estate loans	2,097,542	70.84	2,506,459	74.98
Business	250,619	8.46	252,712	7.56
Agriculture - operating	106,429	3.59	100,365	3.00
Warehouse mortgage lines of credit	133,474	4.51	86,081	2.58

Consumer loans:
Home equity	55,355	1.87	72,517	2.17
Home equity lines of credit	126,393	4.27	120,465	3.60
Home improvement	36,747	1.24	46,045	1.38
Automobile	89,202	3.01	87,079	2.60
Other	65,390	2.21	71,141	2.13
Total consumer loans	373,087	12.60	397,247	11.88
Total loans	2,961,151	100.00%	3,342,864	100.00%
Unamortized premiums, discounts and
deferred loan fees	9,558		9,451
Loans in process (2)	(188,489)		(376,186)
Net loans	2,782,220		2,976,129
Allowance for loan losses	(63,220)		(66,540)
Net loans after allowance for loan losses	$2,719,000		$2,909,589

(1) Includes loans held for sale	$13,917		$9,348
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

At December 31, 2008 and 2007 our second mortgage residential, multi-family residential, commercial real estate, land and land development, construction, agricultural, business, warehouse mortgage lines of credit and consumer loans totaled $2.6 billion and $3.0 billion, respectively.  These loan types are considered by management to be of greater risk of collectibility than one-to-four family residential loans.

Primary Lending Market Area.  Our primary market area consists of Nebraska, Iowa and Kansas.  On June 30, 2008, we announced the closing of all nine of our loan production offices in an effort to focus our lending activity in our primary market area.  We completed the closure of all of our loan production offices during the three months ended September 30, 2008.  The closed lending offices were located in Phoenix, Arizona; Colorado Springs, Denver and Fort Collins, Colorado; Orlando, Florida; Minneapolis, Minnesota; Las Vegas, Nevada and Charlotte and Raleigh, North Carolina.  Our Asset/Liability and Asset Classification Committees are responsible for setting guidelines related to loan concentrations and monitoring such concentrations to limit potential loss exposure.  At December 31, 2008 and 2007, approximately 46.3% and 53.0%, respectively, of total loans were secured by properties or made to individuals located outside of our primary market area.

Allowance for Loan Losses.  The activity in the allowance for loan losses is summarized in the following table:

	Year Ended December 31,

(Dollars in thousands)	2008	2007	2006

Balance at beginning of year	$66,540	$33,129	$30,870
Provision for loan losses	84,790	65,382	6,053
Charge-offs	(90,398)	(33,037)	(4,107)
Recoveries on loans previously charged-off	2,288	1,066	313
Balance at end of year	$63,220	$66,540	$33,129

Allowance for loan losses as a percentage of net loans	2.27%	2.24%	1.09%

We generally discontinue funding of loans which become nonperforming or are deemed impaired unless additional funding is required to protect our collateral.  In addition, due to certain laws and regulations in some states, additional funding may be required.  Our reserve for unfunded loan commitments at December 31, 2008 and 2007 was $300,000 and $2.7 million, respectively, which represents potential future losses associated with these unfunded commitments.  We did not have a reserve for unfunded loan commitments at December 31, 2006.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Nonperforming Assets and Troubled Debt Restructurings.  Nonperforming assets consist of nonperforming loans, other real estate owned and repossessed assets.  Nonperforming loans are loans that are 90 or more days delinquent on which interest recognition has been suspended until realized because of doubts as to the borrower’s ability to repay principal and interest.  Troubled debt restructurings are loans where the terms have been modified to provide a reduction or deferral of interest or principal because of deterioration in the borrower’s financial position.  We did not have any accruing loans 90 days or more past due at December 31, 2008 or 2007.

	At December 31,

(Dollars in thousands)	2008	2007

Nonperforming loans (1)	$142,215	$128,490
Other real estate owned and repossessed assets, net (2)	37,236	6,405

Total nonperforming assets	179,451	134,895
Troubled debt restructurings	35,528	19,569

Total nonperforming assets and
troubled debt restructurings	$214,979	$154,464

(1) Includes all loans 90 or more days delinquent and all uncollected accrued interest is fully reserved.

(2) Other real estate owned and repossessed asset balances are shown net of related loss allowances.

Impaired Loans.  A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Impairment is measured by: (a) the fair value of the collateral if the loan is collateral dependent; (b) the present value of expected future cash flows; or (c) the loan’s observable market price.   Loans classified as impaired totaled $185.9 million and $125.9 million at December 31, 2008 and 2007, respectively.  Our allowance for loan losses related to impaired loans totaled $16.4 million and $24.6 million at December 31, 2008 and 2007, respectively.  At December 31, 2008, we had $29.4 million of our total $185.9 million of impaired loans for which no allowance for loan losses was deemed necessary as the fair value of the collateral exceeded the carrying value of the impaired loans.  Impaired loans at December 31, 2008 consisted primarily of $80.6 million of land and land development loans, $67.3 million of residential construction loans and $20.1 million of commercial construction loans.

The average balance of impaired and restructured loans for the years ended December 31, 2008, 2007 and 2006 totaled $171.5 million, $58.4 million and $11.4 million, respectively.  Interest recognized on such loans for the years ended December 31, 2008, 2007 and 2006 approximated $1.7 million, $675,000 and $725,000, respectively.  Additionally, interest income that would have been recorded for the years ended December 31, 2008, 2007 and 2006 if nonperforming loans and troubled debt restructurings had been current or in accordance with their original terms approximates $14.9 million, $10.8 million and $1.8 million, respectively.

Loan Servicing.  Loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and conducting foreclosure processing. In connection with these loans serviced for others, we held borrowers’ escrow balances of approximately $21.3 million and $19.7 million at December 31, 2008 and 2007, respectively.

Loans serviced for others include approximately $621.3 million and $601.1 million of unpaid principal balances of residential real estate loans at December 31, 2008 and 2007, respectively, for which we have retained a limited amount of recourse obligation. We have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales.  The maximum total dollar amount of such recourse was approximately $20.7 million and $19.0 million at December 31, 2008 and 2007, respectively. We have established a liability for this recourse obligation, which is based on our historical loss experience, in the amount of

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

approximately $729,000 and $733,000 at December 31, 2008 and 2007, respectively. This liability is included in accrued expenses and other liabilities.

6.	Mortgage Servicing Rights

The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

	At December 31,
(Dollars in thousands)	2008	2007
Serviced loan portfolio balance	$1,600,715	$1,459,498
Fair value	15,853	18,310
Prepayment speed	5.34% – 49.44%	6.62% – 26.07%
Weighted average prepayment speed	13.57%	10.37%
Fair value with 10% adverse change	$15,302	$17,860
Fair value with 20% adverse change	14,671	17,166
Discount rate	10.50% – 14.50%	9.50% – 13.00%
Weighted average discount rate	11.76%	10.63%
Fair value with 10% adverse change	$15,302	$17,866
Fair value with 20% adverse change	14,870	17,178

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

Mortgage Servicing Right Activity.  The following table summarizes activity in capitalized mortgage servicing rights, including amortization expense:

	Year Ended December 31,

(Dollars in thousands)	2008	2007	2006

Balance at beginning of year	$14,530	$12,467	$11,713
Mortgage servicing rights capitalized	5,791	5,141	3,492
Amortization expense	(4,160)	(3,078)	(2,738)
Valuation adjustment	(1,355)	-	-
Balance at end of year	$14,806	$14,530	$12,467

The estimated future amortization expense of capitalized mortgage servicing rights for each of the years ending December 31, 2009 through 2013 is approximately $4.5 million, $2.9 million, $2.2 million, $1.6 million and $1.2 million, respectively. These projections are based on existing asset balances and the existing interest rate environment at December 31, 2008. The amount of amortization expense in any given period may be significantly different depending upon changes in mortgage interest rates and market conditions.

We evaluate the fair value of mortgage servicing rights on a quarterly basis using current prepayment speeds, cash flow and discount rate estimates.  Changes in these estimates impact fair value and could require us to record a valuation allowance or recovery.  Our evaluation of the fair value of mortgage servicing rights at December 31, 2008 indicated that a $1.4 million valuation allowance was needed.  Our evaluation of mortgage servicing rights at

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2007 and 2006 indicated that no valuation allowance was necessary.  The amortization expense and valuation adjustment is recorded as a reduction of fees and service charges in the accompanying Consolidated Statements of Operations.

7.	Accrued Interest Receivable

Accrued interest receivable at December 31, 2008 and 2007 is summarized in the following table:

	At December 31,

(Dollars in thousands)	2008	2007

Loans receivable	$16,373	$20,813
Investment and mortgage-backed securities	493	369
Other	20	66
Total accrued interest receivable	$16,886	$21,248

8.	FHLBank Topeka Stock

We are a member of the FHLBank Topeka (“FHLBank”) and are required to purchase and hold stock to collateralize our borrowings.  Our investment in FHLBank stock is carried at cost, which represents redemption value. We were required to hold approximately $43.0 million and $43.8 million of FHLBank stock at December 31, 2008 and 2007, respectively.

9.	Other Real Estate Owned and Repossessed Assets

Other real estate owned and repossessed assets at December 31, 2008 and 2007 aggregating $37.2 million and $6.4 million, respectively, is recorded net of a valuation allowance of $1.2 million and $540,000, respectively.  At December 31, 2008, other real estate owned consisted primarily of eight commercial properties totaling $21.7 million and 93 residential properties totaling $15.5 million.  The following table sets forth the activity of our other real estate owned and repossessed assets for the periods indicated:

	Year Ended December 31,

(Dollars in thousands)	2008	2007	2006

Balance at beginning of year	$6,405	$5,264	$2,446
Loan foreclosures and other additions	38,365	9,292	10,495
Sales	(6,251)	(7,290)	(7,172)
Provisions for losses	(1,141)	(636)	(370)
Loss on disposal, net	(142)	(225)	(135)
Balance at end of year	$37,236	$6,405	$5,264

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

10.	Premises and Equipment

Premises and equipment at December 31, 2008 and 2007 is summarized in the following table:

	At December 31,		Useful
(Dollars in thousands)	2008	2007	Lives

Land	$6,282	$6,282	—
Buildings and improvements	46,362	46,044	1–50 years
Leasehold improvements	2,191	2,234	4–15 years
Furniture, fixtures, and equipment	9,777	9,715	5–12 years
Computer equipment	5,671	6,689	3–7 years
Vehicles	964	998	2–7 years
Total cost basis of premises and equipment	71,247	71,962
Accumulated depreciation and amortization	(35,931)	(33,934)
Total premises and equipment, net	$35,316	$38,028

Premises and equipment depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $3.8 million, $4.0 million and $3.8 million, respectively.

11.	Goodwill and Acquired Intangible Assets

Goodwill.  We recorded goodwill as a result of our 2004 acquisition of UNFC.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we tested this goodwill for impairment annually during the third quarter of each year, or between annual assessment dates whenever events or significant changes in circumstances indicated that the carrying value may be impaired.  We performed a goodwill impairment test as of March 31, 2008 due to adverse changes in the business climate.  As a result of a decline in the market value of our common stock to levels below our book value, we determined that the entire amount of our goodwill was impaired, and we recorded a $42.1 million goodwill impairment charge to write-off our goodwill at March 31, 2008.  There was no goodwill recorded in connection with our Marine Bank branch purchase in June 2006.  The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31,

(Dollars in thousands)	2008	2007

Balance at beginning of year	$42,101	$42,228
Realized tax benefit associated with
United Nebraska Financial Co. acquisition	-	(61)
Adjustment due to adoption of FASB
Interpretation No. 48	-	(66)
Goodwill impairment	(42,101)	-
Balance at end of year	$-	$42,101

Other Intangible Assets.  Our only identifiable intangible assets are the value of the core deposits acquired as part of the UNFC and Marine Bank transactions.  The core deposit intangible assets have been estimated to have nine- to ten-year lives.  Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in other operating expense.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Other Intangible Asset Activity.  The changes in the carrying amount of acquired intangible assets for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31,

(Dollars in thousands)	2008	2007

Balance at beginning of year	$6,744	$8,391

Amortization expense	(1,479)	(1,647)

Realized tax benefit associated with
United Nebraska Financial Co. acquisition	(543)	-

Balance at end of year	$4,722	$6,744

Other Intangible Asset Estimated Amortization.  Estimated amortization expense related to our core deposit intangible assets for the year ended December 31, 2009 and five years thereafter are as follows:

(Dollars in thousands)	Core Deposit Intangible Asset Amortization

Estimated amortization expense:

For the year ended December 31, 2009	$1,239
For the year ended December 31, 2010	1,104
For the year ended December 31, 2011	954
For the year ended December 31, 2012	764
For the year ended December 31, 2013	494
For the year ended December 31, 2014	165

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
12.	Deposits

Deposit Composition.  Deposits at December 31, 2008 and 2007 are summarized in the following table:

	At December 31,

	2008		2007

	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rates	Amount	Rates	Amount

Transaction accounts:
Noninterest-bearing checking	-%	$149,597	-%	$164,275
Savings	1.60	204,494	3.55	188,613
Interest-bearing checking	0.65	327,361	1.12	328,267
Money market	1.23	249,714	2.81	350,276
Total transaction accounts	0.91	931,166	1.96	1,031,431
Total transaction accounts as a
percentage of total deposits		40.36%		42.44%
Time deposits:
0.00% to 0.99%		67		20
1.00% to 1.99%		397		101
2.00% to 2.99%		338,428		3,879
3.00% to 3.99%		939,321		129,910
4.00% to 4.99%		88,438		398,325
5.00% to 5.99%		9,475		866,878
Total time deposits	3.43	1,376,126	4.96	1,399,113
Total time deposits as a
percentage of total deposits		59.64%		57.56%
Total deposits (1)	2.41%	$2,307,292	3.69%	$2,430,544

(1) We did not have any brokered deposits at December 31, 2008 or 2007.

Time Deposit Maturity.  The scheduled maturities of time deposits at December 31, 2008 are shown in the following table:

(Dollars in thousands)	Amount	Percent

2009	$1,161,159	84.38%
2010	181,251	13.17
2011	21,365	1.55
2012	5,251	0.38
2013	6,991	0.51
Thereafter	109	0.01
Total time deposits	$1,376,126	100.00%

At December 31, 2008 and 2007, time deposits of $100,000 or more approximated $339.9 million and $373.4 million, respectively.  The weighted average interest rate of time deposits of $100,000 or more was 3.55% and 5.09% at December 31, 2008 and 2007, respectively.  At December 31, 2008, time deposits of $250,000 or more totaled $64.9 million and had a weighted average interest rate of 3.58%.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

       Interest Expense on Deposits.  Interest expense, by each category of deposits, for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,

(Dollars in thousands)	2008	2007	2006

Savings	$4,449	$2,427	$263
Interest-bearing checking	2,656	3,692	4,147
Money market	4,905	11,699	11,102
Time deposits	52,848	64,163	44,715
Total interest expense on deposits	$64,858	$81,981	$60,227

13.	FHLBank Topeka Advances and Other Borrowings

Borrowings Composition.  At December 31, 2008 and 2007, we were indebted on notes as shown in the following table:

	Original	Interest	At December 31,
(Dollars in thousands)	Maturity	Rate Range	2008	2007

Permanent fixed-rate notes
payable to the FHLBank Topeka:	2009	5.41%	$5,170	$5,425
	2013	6.24	276	336
	2015	3.97	1,028	1,149
	2030	5.46	2,241	2,285

Convertible fixed-rate notes
payable to the FHLBank Topeka:	2009	5.45 – 5.55	75,000	75,000
	2010	5.06 – 5.36	40,000	40,000
	2012	3.30	25,000	25,000
	2013	2.99	-	25,000
	2015	3.84 – 4.00	85,000	85,000
	2016	3.83 – 4.66	325,000	325,000
	2017	3.94	50,000	50,000

Retail repurchase agreements	2008 / 2007	0.25 – 4.69	29,206	24,165
Junior subordinated debentures	2034	4.80 – 7.79	30,928	30,928

Total FHLBank Topeka advances and
other borrowings			$668,849	$689,288

Weighted average interest rate			4.30%	4.50%

The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the FHLBank, with call dates ranging from January 2009 to June 2009.  We did not have an outstanding balance on our line of credit with the FHLBank at December 31, 2008 or 2007.  The line of credit with the FHLBank expires in November 2009.  We expect the line of credit agreement with the FHLBank to be renewed in the ordinary course of business.

Pursuant to our collateral agreements with the FHLBank, such advances are secured by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans with carrying values totaling approximately $1.1 billion and $1.3 billion at December 31, 2008 and 2007, respectively.  Under our collateral agreement with the FHLBank, our borrowing capacity at December 31, 2008 and 2007 was $680.0 million and $863.0 million, respectively.  Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Our retail repurchase agreements are primarily collateralized by U.S. Government and agency and municipal obligations (investment securities).

On April 26, 2004, we formed TierOne Capital Trust I (“TierOne Capital Trust”) which issued capital securities (“Trust Preferred Securities”) to investors.  The proceeds from the sale of the Trust Preferred Securities were used to purchase $30.9 million of junior subordinated debentures (“debentures”).  The debentures are callable at par in June 2009 and mature in June 2034.  Our obligation under the debentures constitutes a full and unconditional guarantee of TierOne Capital Trust’s obligations under the Trust Preferred Securities.  In accordance with Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46R”), the trust is not consolidated and related amounts are treated as debt of the Company.  On November 18, 2008, we  announced that we had elected to defer payments of interest on these debentures.   As permitted under the terms of the indenture between the Company and our trustee, we have the right to extend the interest payment period at any time for up to 20 consecutive quarterly periods.  Accordingly, our election to defer payments of interest does not constitute an event of default under the indenture and upon expiration of the deferral period, all accrued and unpaid interest on the debentures will be due and payable at the same contractual rate that would have been payable were it not for the extension.  Pursuant to the indenture and subject to limited exceptions, we, among other limitations, may not pay dividends or repurchase the Company’s common stock during the deferral period.

14.	Income Taxes

Income Tax.  Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 consisted of the following components:

	Year Ended December 31,

(Dollars in thousands)	2008	2007	2006

Federal:
Current	$(31,192)	$11,715	$24,150
Deferred	13,293	(15,883)	(168)
Total federal income tax expense (benefit)	(17,899)	(4,168)	23,982
State:
Current	(135)	423	1,856
Deferred	-	(531)	(23)
Total state income tax expense (benefit)	(135)	(108)	1,833
Total income tax expense (benefit)	$(18,034)	$(4,276)	$25,815

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Effective Tax (Benefit) Rate.  Our actual income tax expense (benefit) differs from the expected income tax expense (benefit) [computed by applying the statutory 35% federal tax rate to income (loss) before income tax expense] as shown in the following table:

	Year Ended December 31,

(Dollars in thousands)	2008		2007		2006

Expected income tax expense (benefit)	$(32,647)		$(5,845)		$23,496
Increase (decrease) resulting from:
Goodwill impairment	14,735		-		-
Employee Stock Ownership Plan expense (benefit)	(118)		788		1,023
Nonqualified stock options	117		111		107
State income taxes, net of federal tax	(493)		(71)		1,191
Tax-exempt interest income	(278)		(312)		(324)
Nondeductible compensation expense	-		239		403
Nondeductible expenses related to merger
with CapitalSource	(674)		674		-
FIN 48 - Interest	(537)		263		-
Valuation allowance	1,767		-		-
Other	94		(123)		(81)
Total income tax expense (benefit)	$(18,034)		$(4,276)		$25,815

Effective tax (benefit) rate	(19.33	) %	(25.60	) %	38.46%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Deferred Taxes.  The significant items comprising our net deferred income tax asset at December 31, 2008 and 2007 are shown in the following table:

	At December 31,

(Dollars in thousands)	2008	2007

Deferred tax assets:
Net unrealized losses on securities	$82	$88
Deferred compensation	2,258	2,861
Management Recognition and Retention Plan	763	1,450
Allowance for loan losses	13,957	23,427
Vacation expense	838	854
Nonqualified stock options	1,100	1,038
Investment securities impairment	386	72
Accrued interest on delinquent loans	120	2,419
Other	1,161	2,646
Deferred tax assets	20,665	34,855
Deferred tax liabilities:
Deferred fees on loans	2,335	965
FHLBank Topeka stock	7,121	6,541
Premises and equipment	572	799
Mortgage servicing rights	5,182	5,231
Mark-to-market loan commitments	634	52
Other intangible assets	2,233	2,411
Other	821	216
Deferred tax liabilities	18,898	16,215
Net deferred income tax asset	1,767	18,640

Valuation allowance	(1,767)	-

Deferred tax asset	$-	$18,640

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We consider the scheduled reversals of deferred tax liabilities and carryback opportunities in making the assessment of the necessity of a valuation allowance. At December 31, 2008, we established a $1.8 million valuation allowance against our net deferred tax assets.  The net deferred tax asset at December 31, 2007 was included in other assets in the Consolidated Statements of Financial Condition.

Income Taxes Receivable .  Income taxes receivable at December 31, 2008 and 2007 were $21.0 million and $8.0 million, respectively, and were recorded in other assets in the Consolidated Statements of Financial Condition.

Pre-1988 Bad Debt Reserve.  Our retained earnings at December 31, 2008 and 2007 include approximately $7.7 million, for which no federal income tax liability has been provided.  Such amount represents the bad debt reserve for tax purposes which were accumulated in tax years through the year ended December 31, 1987 (the base year).  These amounts represent allocations of income to bad debt deductions for tax purposes only.  Reductions of the remaining allocated retained earnings for purposes other than tax bad debt losses will create taxable income, which will be subject to the then corporate income tax rate.  The Small Business Protection Act, passed by Congress in 1996, requires that savings and loan associations recapture into taxable income bad debt reserves, which were accumulated in taxable years after December 31, 1987 and which exceeded certain guidelines.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

15.	Unrecognized Tax Benefits

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

We adopted FIN 48 on January 1, 2007 and, as a result, recognized no material adjustment in our liability for unrecognized tax benefits.  Unrecognized tax benefits, excluding interest and penalties, were $4.3 million at December 31, 2007.  Unrecognized tax benefits, excluding interest and penalties, were $159,000 at December 31, 2008.  Unrecognized tax benefits of $156,000 and interest and penalties of $8,000 would favorably affect our effective tax rate if recognized in future periods.  The following table summarizes our unrecognized tax benefits for the years ended December 31, 2008 and 2007:
	At December 31,
(Dollars in thousands)	2008	2007

Unrecognized tax benefits at beginning of year	$4,336	$2,443
Changes in unrecognized tax benefits	(118)	1,967
Changes in unrecognized tax benefits from the lapse
of statute of limitations	(566)	(74)
Changes in unrecognized tax benefits related to deferred
loan fees due to a change in a tax accounting method
approved by the Internal Revenue Service	(3,493)	-

Unrecognized tax benefits at end of year	$159	$4,336

Any interest and penalties related to uncertain tax positions are recorded in income tax expense in the Consolidated Statements of Operations.  At December 31, 2008, we had approximately $8,000 of accrued interest payable related to uncertain tax positions recorded in our Consolidated Statements of Financial Position.

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

Savings Plan.  We sponsor a defined contribution 401(k) profit sharing plan.  At December 31, 2008, 2007 and 2006, we contributed 50% of each participant’s contribution up to a maximum of 6% of the participant’s eligible salary, as defined by the plan. Plan expenses, net of forfeitures, for the years ended December 31, 2008, 2007 and 2006 were $792,000, $779,000 and $691,000, respectively, and are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

Deferred Compensation Agreements.  We have deferred compensation agreements with certain officers and directors. These agreements, which include the Supplemental Executive Retirement Plan and the deferred compensation program for directors and officers, generally include certain requirements such as continued employment for a specified period, availability for consulting services and agreements not to compete after retirement. These deferred compensation arrangements, which are partially funded, represent only a promise to pay amounts in the future and the assets to fund such promises are subject to the claims of our creditors. We had a benefit related to these agreements totaling $1.2 million for the year ended December 31, 2008 due to a decline in the projected future obligations.  The expense related to the agreements was approximately $684,000 and $855,000 for the years ended December 31, 2007 and 2006, respectively. The liability, which is included in accrued expenses and other liabilities, is as shown in the following table:

	At December 31,

(Dollars in thousands)	2008	2007

Deferred compensation agreements – officers	$1,193	$1,250
Deferred compensation agreements – directors	2,970	3,350
Supplemental Executive Retirement Plan	2,877	3,346
Total deferred compensation agreements	$7,040	$7,946

Management Incentive Compensation Plan.  We have a management incentive compensation plan designed to award officers and key employees, as determined by our Board of Directors, an incentive for effectively operating the Company. This plan provides for payments equal to a percentage of salaries for meeting certain organizational and individual performance targets. Expense related to this plan totaled approximately $519,000, $1.3 million and

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

$1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The liability for this plan is included in accrued expenses and other liabilities.

18.	Stock Based Benefit Plans

Stock-Based Employee Compensation Expense.  Amounts recognized in the financial statements with respect to our ESOP and stock-based employee compensation plans are presented in the following table:

	For the Year Ended December 31,

(Dollars in thousands)	2008	2007	2006

Stock-based employee compensation expense:
Employee Stock Ownership Plan	$1,167	$3,757	$4,783
Management Recognition and Retention Plan	1,051	2,904	2,904
2003 Stock Option Plan	699	1,682	1,682
Amount of stock-based compensation expense,
before income tax benefit	$2,917	$8,343	$9,369
Amount of related income tax benefit recognized	$932	$2,021	$2,025

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
	At or for the Year Ended December 31,

(Dollars in thousands, except for share data)	2008	2007	2006
Employee Stock Ownership Plan compensation expense	$1,167	$3,757	$4,783
Employee Stock Ownership Plan shares allocated to employees	940,628	790,128	639,627
Employee Stock Ownership Plan shares unallocated	865,378	1,015,878	1,166,379
Fair value of Employee Stock Ownership Plan unallocated shares	$3,245	$22,502	$36,869

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Management Recognition and Retention Plan.  We established the MRRP which is a stock-based incentive plan.  The shares awarded by the MRRP vest to participants at the rate of 20% per year.  Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market value of our stock as of the date the awards were made.  Stockholders approved 903,003 shares to be granted under the MRRP and 85,283 shares are still available for future grants as of December 31, 2008.  The following table summarizes shares of our common stock that were subject to award and have been granted pursuant to the MRRP:

	Year Ended December 31,

(Dollars in thousands, except for share data)	2008	2007	2006
Nonvested shares outstanding at beginning of year	168,720	328,940	489,160
Shares granted	15,370	-	-
Shares vested	(160,220)	(160,220)	(160,220)
Shares forfeited	-	-	-
Nonvested shares outstanding at end of year	23,870	168,720	328,940
Management Recognition and Retention Plan expense	$1,051	$2,904	$2,904
Fair value of vested shares	$1,416	$3,927	$5,273

The following tables sets forth the weighted average grant date fair value of shares awarded by the MRRP:

	Year Ended December 31,

	2008	2007	2006
Shares outstanding at beginning of year	$18.42	$18.27	$18.21
Shares granted	6.72	-	-
Shares vested	18.10	18.10	18.10
Shares forfeited	-	-	-
Shares outstanding at end of year	$13.05	$18.42	$18.27

As of December 31, 2008, we had $274,000 of total unrecognized employee compensation expense related to unvested MRRP shares.  These expenses are expected to be recognized over a weighted average period of 28 months.  Excess tax expense of $510,000 was realized during the year ended December 31, 2008 as a result of the vesting of 160,220 MRRP shares.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Stock Option Plan.  We established the 2003 Stock Option Plan under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees.  Stock options awarded under the Stock Option Plan vest to participants at the rate of 20% per year.  Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the fair value of our stock options as of the date the awards were made.  The exercise price of the options is equal to the fair market value of the common stock on the grant date.  At December 31, 2008, 349,758 of these stock options remain available for future grants.

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

The following table details the inputs into the Black-Scholes model for stock options granted during the year ended December 31, 2008.

Year Ended
December 31, 2008
Dividend yield	0.50%
Expected volatility	46.03%
Risk-free interest rate	4.00%
Expected life of stock options	8 years
Weighted average fair value of stock options granted	$2.85

Stock Option Activity.  The following table details stock options granted, exercised and forfeited during the year ended December 31, 2008:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Stock options outstanding at beginning of year	1,792,226	$17.92		-
Stock options granted	10,000	5.33		-
Stock options exercised	(1,000)	17.83		$5
Stock options forfeited	(1,500)	17.83		-
Stock options outstanding at end of year	1,799,726	$17.85	4.4	$-
Stock options exercisable at end of year	1,782,726	$17.90	4.3	$-

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table details stock options granted, exercised and forfeited during the year ended December 31, 2007:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Stock options outstanding at beginning of year	1,818,626	$17.92		-
Stock options granted	-	-		-
Stock options exercised	(25,900)	17.83		$241
Stock options forfeited	(500)	17.83		-
Stock options outstanding at end of year	1,792,226	$17.92	5.3	$7,582
Stock options exercisable at end of year	1,411,676	$17.90	5.3	$6,002

The aggregate intrinsic value in the preceding tables for stock options outstanding is based on the closing price of our stock at December 31, 2008 and 2007.  The aggregate intrinsic value in the preceding tables of stock options exercised was based on the closing price of our stock on the exercise date.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table details stock options granted, exercised and forfeited since December 31, 2005:

	Number of Shares	Weighted Average Exercise Price	Average Grant Date Fair Value

Stock options outstanding at December 31, 2005	1,864,750	$17.92	$-
Stock options granted	-	-	-
Stock options exercised	(43,624)	18.04	-
Stock options forfeited	(2,500)	17.83	-
Stock options outstanding at December 31, 2006	1,818,626	17.92	-
Stock options granted	-	-	-
Stock options exercised	(25,900)	17.83	-
Stock options forfeited	(500)	17.83	-
Stock options outstanding at December 31, 2007	1,792,226	17.92	-
Stock options granted	10,000	5.33	2.85
Stock options exercised	(1,000)	17.83	-
Stock options forfeited	(1,500)	17.83	-
Stock options outstanding at December 31, 2008	1,799,726	17.85	-

The following table details the intrinsic value, cash received and tax benefit realized from the exercise of stock options during the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,

(Dollars in thousands)	2008	2007	2006
Intrinsic value (market value on the exercise date less the strike price)	$5	$241	$683
Cash received from the exercise of stock options	18	462	787
Tax benefit realized from the exercise of stock options	-	50	140

At December 31, 2008, there was $63,000 of total unrecognized compensation expense related to unvested stock options that will be expensed over a weighted average period of 30 months.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

19.	Supervisory Agreement

On January 15, 2009, the Bank entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”), the Bank’s primary federal regulator, in response to regulatory concerns raised in the Bank’s most recent regulatory examination by the OTS and to address the current economic environment facing the banking and financial industry.  The agreement requires, among other things:

•
The review, and where appropriate, revisions to or adoption of: (a) loan policies, procedures and reporting; (b) credit administration and underwriting; (c) asset classification; (d) allowance for loan and lease losses; and (e) internal asset review;

•	Enhanced management oversight including restrictions on changes in compensation arrangements; and
•	Strengthening the Bank’s capital position, including a requirement that the Bank maintain a minimum core capital ratio of 8.5% and a minimum total risk-based capital ratio of 11.0%.

The supervisory agreement also prohibits capital distributions by the Bank and the acceptance of brokered deposits.  The Company agreed to maintain the Bank’s regulatory capital (at the levels described above) as well as to not pay dividends on its common stock, make payments on its trust preferred securities or repurchase any shares of its common stock until the OTS issues a written notice of non-objection.  The supervisory agreement will remain in effect until modified, suspended or terminated by the OTS.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

20.  Regulatory Capital Requirements

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

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators.

Quantitative measures that have been established by regulation to ensure capital adequacy require that we maintain minimum capital amounts and ratios (set forth in the following table).  Our primary regulatory agency, the OTS, requires that we maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0% and total risk-based capital (as defined) of 8.0%. As of December 31, 2008, we exceed all capital requirements to which we are subject.

The Company has agreed with the OTS to contribute additional capital above levels previously required for the Bank to be deemed “well-capitalized” for regulatory purposes.  During the year ended December 31, 2008, the Company contributed $29.1 million to the Bank.  In addition, the OTS has required that the Bank maintain a ratio of 11.0% (as opposed to 10.0%) with respect to total risk-based capital to risk-weighted assets and a ratio of 8.5% (as opposed to 5.0%) with respect to core (Tier 1) capital.  As of December 31, 2008, the Bank exceeded these elevated ratios mandated by the OTS.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Regulatory Capital.  The actual capital amounts and ratios as of December 31, 2008 and 2007 are presented in the following table:
					Required Capital Per
			For Capital		Office of Thrift Supervision
	Actual		Adequacy Purposes		Directive

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total risk-based capital
(to risk-weighted assets)	$329,787	11.6%	$228,357	8.0%	$313,991	11.0%
Tier 1 capital (to adjusted
tangible assets)	293,766	8.9	132,419	4.0	281,390	8.5
Tangible capital (to
tangible assets)	293,766	8.9	49,657	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	293,766	10.3	114,179	4.0	171,268	6.0

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total risk-based capital
(to risk-weighted assets)	$333,683	10.8%	$247,538	8.0%	$309,423	10.0%
Tier 1 capital (to adjusted
tangible assets)	294,661	8.5	139,472	4.0	174,340	5.0
Tangible capital (to
tangible assets)	294,661	8.5	52,302	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	294,661	9.5	123,769	4.0	185,654	6.0

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

21.  Lease Commitments

At December 31, 2008, 2007 and 2006, we were obligated under noncancelable operating leases for office space and equipment. Certain leases contain escalation clauses providing for increased rental rates based primarily on increases in real estate taxes or in the average consumer price index. Net rent expense under operating leases, included in occupancy expense, was approximately $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The approximate future minimum rental payments projected under the remaining terms of the leases are as follows for the years ending December 31:

(Dollars in thousands)	Amount

2009	$976
2010	594
2011	412
2012	228
2013	223
Thereafter	1,118
Total minimum lease payments due	$3,551

22.	Fair Value of Financial Instruments

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements.  SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on the entity’s own fair value assumption as the lowest level.  In February 2008, the FASB issued Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to the first fiscal year beginning after November 15, 2008.  In accordance with FSP 157-2, we have delayed application of SFAS No. 157 for non-financial assets and non-financial liabilities.  The impact of the adoption of SFAS No. 157 did not have a  material impact on our consolidated financial statements.

SFAS No. 159 allows us to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with certain exceptions, thus we may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  Adoption of SFAS No. 159 on January 1, 2008 did not have any impact on our consolidated financial statements.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In accordance with SFAS No. 157, we group financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumption used to determine fair value.  The fair value hierarchy is as follows:

Level 1 –	Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 –
Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Significant unobservable inputs that reflect an entity’s own assumption about the assumptions that market participants would use in pricing an asset or liability.

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

The following disclosures exclude certain non-financial assets and liabilities which are deferred under the provisions of FASB Staff Position 157-2. These include foreclosed real estate, long-lived assets, goodwill and core deposit premiums, which are all written down to fair value upon impairment.  The FASB’s deferral is intended to allow additional time to consider the effect of various implementation issues relating to these non-financial instruments and defers disclosures under SFAS No. 157 until January 1, 2009.

The following is a description of our valuation methodologies used for instruments measured at fair value on a recurring basis:

Investment Securities, Available for Sale.  This portfolio comprises the majority of the assets which we record at fair value. Securities classified as available for sale, which include U.S. Government securities and agency obligations and corporate securities are priced utilizing observable data from an active market.  These measurements are classified as Level 1.  Changes in the fair value of available for sale investment securities are included in other comprehensive income (loss) to the extent the changes are not considered other than temporary impairments.  Other than temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other than temporary results in a write-down to estimated fair value.  These write-downs are reflected in our Statement of Operations as loss on impairment of securities.  Losses on impairment of securities totaled $1.4 million and $188,000 for the years ended December 31, 2008 and 2007, respectively.

Municipal obligations, mortgage-backed securities and agency equity securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Asset Management Fund – ARM Fund’s Net Asset Value (“NAV”) or fair value is an accumulation of the estimated fair value of the debt instruments owned by the fund.  The debt instruments are valued using market quotations or prices obtained from independent pricing services or, on certain securities, a fixed income fair value pricing methodology.  The NAV is classified as Level 2 in the fair value hierarchy.

Assets Held in Employee Deferred Compensation Plans.  Assets held in employee deferred compensation plans are recorded at fair value and included in other assets on our Statement of Financial Condition.  The assets associated with these plans are invested primarily in mutual funds and classified as Level 1 as the fair value measurement is based upon available quoted prices.  We also record a liability in accrued expenses and other liabilities in our Statement of Financial Condition for the amount due to employees related to these plans.

Derivatives.  Our derivative instruments are loan commitments and forward loan sales related to personal mortgage loan origination activity.  The fair values of mortgage loan commitments and forward sales contracts are based on quoted prices for similar loans in the secondary market.  The fair value of derivatives are classified as Level 2.  The fair value of derivatives was $2.3 million and $217,000 at December 31, 2008 and 2007, respectively.  The $2.1 million change in the fair value amount is included in the gain on the sale of loans in the accompanying Consolidated Statements of Operations.  The increase in the fair value was primarily related to a $159.2 million increase in forward loan commitments at December 31, 2008 compared to December 31, 2007 and was due to increased mortgage loan refinancing activity occurring in the latter portion of 2008.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total 2008 Fair Value
Securities, available for sale:
Mortgage-backed securities	$-	$3,133	$-	$3,133
U.S. Government securities and
agency obligations	120,071	-	-	120,071
Corporate securities	3,527	-	-	3,527
Municipal obligations	-	9,652	-	9,652
Agency equity securities	-	8	-	8
Asset Management Fund - ARM Fund	-	4,406	-	4,406
Total investment securities, available for sale	123,598	17,199	-	140,797
Assets held in employee deferred compensation plans	1,726	-	-	1,726
SFAS No. 133 derivatives:
Loan commitments	-	3,337	-	3,337
Forward loan sales	-	(1,067)	-	(1,067)
Total SFAS No. 133 derivatives	-	2,270	-	2,270
Total assets measured at fair value	$125,324	$19,469	$-	$144,793

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following is a description of our valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis.  Except as noted below for impaired loans, no fair value adjustments on these instruments were recognized in the current period.

Loans Receivable / Impaired Loans.  We do not record loans at their fair value on a recurring basis.  However, we evaluate loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Once a loan has been determined to be impaired, it is measured to establish the amount of impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less costs to sell.  If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance or loan charge-off is recognized.  In determining the value of real estate collateral, we rely on external appraisals and assessment of property values by our internal staff.  In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3.  The carrying value of these impaired loans was $185.9 million at December 31, 2008. The allowance for loan losses related to impaired loans was $16.4 million at December 31, 2008 compared to $24.6 million at December 31, 2007.

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

FHLBank Topeka Stock.  At December 31, 2008, we held $47.0 million of FHLBank Topeka stock which represents our carrying value which is approximately equal to fair value.  Fair value measurements for these securities are classified as Level 3 based on their undeliverable nature related to credit risk.

Mortgage Servicing Rights.  We initially measure our mortgage servicing rights at fair value, and amortize them over the period of estimated net servicing income.  They are periodically assessed for impairment based on fair value at the reporting date.  Mortgage servicing rights do not trade in an active market with readily observable prices.  Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates and other ancillary income, including late fees. The fair value measurements are classified as Level 3.  A valuation allowance of $1.4 million was recorded as a reduction of fees and services charges during the year ended December 31, 2008.  The valuation allowance was zero at December 31, 2007.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of financial instruments.  A significant portion of our assets and liabilities are considered financial instruments as defined in SFAS No. 107.  Many of our financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  We use significant estimations and present value calculations for the purposes of estimating fair values.  Accordingly, fair values are based on various factors relative to current economic conditions, risk characteristics and other factors.  The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision.  Changes in assumptions could significantly affect these estimated values.

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

Accrued Interest Receivable.  The carrying amount of accrued interest receivable approximates fair value since its maturity is short-term.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Carrying and Fair Value of Financial Instruments.  The estimated fair values of our financial instruments at December 31, 2008 and 2007 are presented in the following table. Since the fair value of forward loan sales, loan purchase commitments and loan origination commitments are not significant, these disclosures are not included in this table.

	At December 31,

	2008		2007

	Carrying		Carrying
(Dollars in thousands)	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$249,859	$249,859	$241,461	$241,461
Investment securities	137,712	137,712	130,551	130,551
Mortgage-backed securities	3,133	3,133	6,689	6,689
Net loans after allowance
for loan losses	2,719,000	2,820,623	2,909,589	2,951,652
Accrued interest receivable	16,886	16,886	21,248	21,248
FHLBank Topeka stock	47,011	47,011	65,837	65,837
Financial liabilities:
Deposits	2,307,292	2,335,826	2,430,544	2,441,484
FHLBank Topeka advances
and other borrowings	668,849	754,011	689,288	711,238
Advances from borrowers for
taxes, insurance and other
escrow funds	34,064	34,064	30,205	30,205
Accrued interest payable	5,158	5,158	6,269	6,269

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

23.	Commitments, Contingencies, and Financial Instruments with Off-Balance Sheet Risk

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

At December 31, 2008 and 2007, we had commitments to originate fixed-rate loans of approximately $55.7 million and $32.4 million, respectively, and adjustable-rate loans of approximately $29.1 million and $35.7 million, respectively. Commitments, which are disbursed subject to certain limitations, extend over periods of time with the majority of executed commitments disbursed within a 12-month period. Fixed-rate commitments carried interest rates ranging from 4.38% to 18.00% and 6.25% to 18.00% at December 31, 2008 and 2007, respectively.

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. We evaluate each customer’s creditworthiness on a case-by-case basis. The same credit policies are used in both granting lines of credit and on-balance sheet instruments. At December 31, 2008 and 2007, we had commitments to lend under unused warehouse mortgage lines of credit of approximately $108.0 million and $210.4 million, respectively.  We also had commitments to lend customers’ unused consumer lines of credit at December 31, 2008 and 2007 of approximately $127.6 million and $133.2 million, respectively. In addition, at December 31, 2008 and 2007, we had commitments to lend to customers pursuant to unused commercial lines of credit of approximately $191.9 million and $221.5 million, respectively.

At December 31, 2008 and 2007, outstanding commitments to purchase mortgage loans aggregated approximately $167.0 million and $33.0 million, respectively, and commitments to sell mortgage loans aggregated approximately $196.4 million and $50.0 million, respectively. These commitments to sell extend over varying periods of time with the majority being settled within a 60-day period.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

24.	Condensed Parent Company Financial Statements

The following represents the condensed Statements of Financial Condition at December 31, 2008 and 2007 and condensed Statements of Operations and Cash Flows for the years ended December 31, 2008, 2007 and 2006 for TierOne Corporation, the parent company.

Statements of Financial Condition
(Parent Company Only)

	At December 31,

(Dollars in thousands)	2008	2007
Assets
Cash in subsidiary bank	$353	$262
Investment in subsidiary bank	298,806	341,990
Note receivable from subsidiary bank	1,560	32,832
Accrued interest receivable	1	65
Prepaid expenses and other assets	1,411	1,638
Total assets	$302,131	$376,787
Liabilities and Stockholders’ Equity
Liabilities:
Junior subordinated debentures	$30,928	$30,928
Accrued interest payable	540	219
Accrued taxes and other liabilities	50	50
Total liabilities	31,518	31,197
Stockholders’ equity:
Common stock	226	226
Additional paid-in capital	367,028	366,042
Retained earnings, substantially restricted	17,364	94,630
Treasury stock	(105,206)	(105,008)
Unallocated common stock held by the
Employee Stock Ownership Plan	(8,654)	(10,159)
Accumulated other comprehensive loss, net	(145)	(141)
Total stockholders’ equity	270,613	345,590
Total liabilities and stockholders’ equity	$302,131	$376,787

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Statements of Operations
(Parent Company Only)

	Year Ended December 31,

(Dollars in thousands)	2008	2007	2006
Interest on investment securities	$-	$-	$22
Interest on subsidiary bank note receivable	495	284	1,031
Other income	9	-	19
Interest expense - junior subordinated debentures	(1,863)	(2,673)	(3,122)
Professional services expense related to CapitalSource merger	(97)	(1,833)	-
Other expense	(365)	(408)	(390)
Net loss before income tax benefit
and equity in earnings of subsidiary bank	(1,821)	(4,630)	(2,440)
Income tax benefit	1,336	1,155	1,007
Net loss before equity in earnings of subsidiary bank	(485)	(3,475)	(1,433)
Equity in earnings (loss) of subsidiary bank	(74,757)	(8,950)	42,748
Net income (loss)	$(75,242)	$(12,425)	$41,315

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Statements of Cash Flows
(Parent Company Only)

	Year Ended December 31,

(Dollars in thousands)	2008	2007	2006
Reconciliation of net income (loss) to net cash provided by
(used in) operating activities:
Net income (loss)	$(75,242)	$(12,425)	$41,315
Adjustments to reconcile net income to net cash used in
operating activities:
Net premium amortization of investment securities	-	-	15
Equity in loss (earnings) of subsidiary bank	74,757	8,950	(42,748)
Deferred income tax expense	-	-	20
Changes in certain assets and liabilities:
Accrued interest receivable	64	(21)	67
Prepaid expenses and other assets	227	152	195
Accrued interest payable	321	44	(22)
Accrued expenses and other liabilities	-	(20)	(20)
Net cash provided by (used in) operating activities	127	(3,320)	(1,178)
Cash from investing activities:
Proceeds from maturity of investment securities, available for sale	-	-	1,700
Dividends received from subsidiary bank	-	33,900	-
Investment in subsidiary bank	(29,080)	-	-
Net repayment (advances) on note receivable from subsidiary bank	31,271	(25,521)	15,010
Net cash provided by investing activities	2,191	8,379	16,710
Cash flows from financing activities:
Repurchase of common stock for treasury	(221)	(204)	(4,825)
Dividends paid on common stock	(2,024)	(5,213)	(4,486)
Proceeds from the exercise of stock options	18	462	787
Called junior subordinated debentures	-	-	(7,000)
Net cash used in financing activities	(2,227)	(4,955)	(15,524)
Net increase in cash in subsidiary bank	91	104	8
Cash in subsidiary bank at beginning of year	262	158	150
Cash in subsidiary bank at end of year	$353	$262	$158

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

25.	Quarterly Financial Information (Unaudited)

	Quarter Ended

(Dollars in thousands, except per share data)	3/31/2008	6/30/2008	9/30/2008	12/31/2008

Total interest income	$51,241	$45,915	$43,756	$40,861
Total interest expense	28,152	23,072	21,884	21,301
Net interest income	23,089	22,843	21,872	19,560
Provision for loan losses	39,940	27,694	5,973	10,848
Net interest income (loss) after
provision for loan losses	(16,851)	(4,851)	15,899	8,712
Noninterest income	8,239	7,017	8,919	7,279
Noninterest expense	64,596	22,059	21,523	19,461
Income tax expense (benefit)	(12,279)	(7,194)	1,156	283
Net income (loss)	$(60,929)	$(12,699)	$2,139	$(3,753)

Net income (loss) per common share, basic	$(3.60)	$(0.75)	$0.13	$(0.22)
Net income (loss) per common share, diluted	(3.60)	(0.75)	0.13	(0.22)
Dividends declared per common share	0.08	0.04	-	-

	Quarter Ended

(Dollars in thousands, except per share data)	3/31/2007	6/30/2007	9/30/2007	12/31/2007

Total interest income	$58,665	$59,541	$59,905	$55,910
Total interest expense	27,470	28,857	30,589	30,985
Net interest income	31,195	30,684	29,316	24,925
Provision for loan losses	1,468	10,233	17,483	38,917
Net interest income (loss) after
provision for loan losses	29,727	20,451	11,833	(13,992)
Noninterest income	7,004	7,324	7,524	8,485
Noninterest expense	21,499	22,813	27,662	23,083
Income tax expense (benefit)	5,854	2,503	(2,425)	(10,208)
Net income (loss)	$9,378	$2,459	$(5,880)	$(18,382)

Net income (loss) per common share, basic	$0.56	$0.15	$(0.35)	$(1.09)
Net income (loss) per common share, diluted	0.55	0.14	(0.35)	(1.09)
Dividends declared per common share	0.07	0.08	0.08	0.08

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements

26.  Termination of Acquisition Agreement

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TierOne Corporation:

We have audited TierOne Corporation’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TierOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TierOne Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Lincoln,Nebraska
March 12, 2009

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter and year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to the identification of directors and executive officers and corporate governance disclosure is incorporated by reference from “Information With Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (“Proxy Statement”) which will be filed with the Securities and Exchange Commission prior to April 30, 2009.

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

The 2009 Annual Meeting of Stockholders of the Company has been scheduled for May 21, 2009 (the “2009 Annual Meeting”).  Because the expected date of the 2009 Annual Meeting represents a change of more than 30 days from the anniversary of the Company’s 2008 Annual Meeting of Stockholders, the Company has set a new deadline for the receipt of stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company’s proxy materials for the 2009 Annual Meeting.  In order to be considered timely, such proposals must be received by the Corporate Secretary at the Company’s principal executive office at 1235 N Street, Lincoln, Nebraska 68508 no later than March 23, 2009.  This deadline will also apply in determining whether notice is timely for purposes of exercising discretionary voting authority with respect to proxies for purposes of Rule 14a-4(c) under the Securities Exchange Act of 1934.

Shareholder proposals which are not submitted for inclusion in our proxy materials pursuant to Rule 14a-8 may be brought before the 2009 Annual Meeting pursuant to Section 2.14 of the Company’s Bylaws.  Notice of the proposal must also be given in writing and delivered to, or mailed and received at, our principal executive offices no earlier than February 20, 2009 and no later than March 23, 2009.  The notice must include the information required by Section 2.14 of our Bylaws.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from “Management Compensation” and “Information With Respect to Nominees for Director, Continuing Directors and Executive Officers - Compensation Committee Interlocks and Insider Participation” in the Proxy Statement..

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

Equity Compensation Plan Information.  The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2008:
Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options, Restricted Stock Grants, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Restricted Stock Grants, Warrants and Rights	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)

Equity compensation plans
approved by security holders	1,813,596	$17.83	435,041
Equity compensation plans
not approved by security
holders	N/A	N/A	N/A
Total	1,813,596	$17.83	435,041

Item 13.	Certain Relationships and Related Transactions, Director Independence

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements
The following financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8.  Financial Statements and Supplementary Data,” and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2008 and 2007;

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006;

•	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006;

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm.

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

TIERONE CORPORATION

Date: March 11, 2009	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 11, 2009	By:/s/ Gilbert G. Lundstrom
G. Lundstrom
Chairman of the Board and Chief Executive Officer

Date: March 11, 2009	By:/s/ James A. Laphen
James A. Laphen
Chief Operating Officer and Director

Date: March 11, 2009	By:/s/ Eugene B. Witkowicz
Eugene B. Witkowicz
Chief Financial Officer and Corporate Secretary
(Principal Accounting Officer)

Date: March 11, 2009	By:/s/ Campbell R. McConnell
Campbell R. McConnell
Director

Date: March 11, 2009	By:/s/ Joyce Person Pocras
Joyce Person Pocras
Director

Date: March 11, 2009	By:/s/ Charles W. Hoskins
Charles W. Hoskins
Director

Date: March 11, 2009	By:/s/ Samuel P. Baird
Samuel P. Baird
Director

Exhibit Index

2.1	Stock Purchase Agreement, dated as of March 30, 2004, among TierOne Corporation,
	United Nebraska Financial Co. and the Shareholders of United Nebraska Financial Co.	(1)
3.1	Articles of Incorporation of TierOne Corporation	(2)
3.2	Bylaws of TierOne Corporation	(2)
4.0	Forms of Stock Certificate of TierOne Corporation	(2)
10.1	Amended and Restated Employment Agreement between TierOne Bank and Gilbert G. Lundstrom*	Filed Herewith
10.2	Amended and Restated Employment Agreement between TierOne Bank and James A. Laphen*	Filed Herewith
10.3	Amended and Restated Employment Agreement between TierOne Corporation and Gilbert G. Lundstrom*	Filed Herewith
10.4	Amended and Restated Employment Agreement between TierOne Corporation and James A. Laphen*	Filed Herewith
10.5	Amended and Restated 1993 Supplemental Retirement Plan Agreement between TierOne Bank and
	Gilbert G. Lundstrom*	Filed Herewith
10.6	Form of Amended and Restated Three-Year Change in Control Agreement between TierOne Bank,
	TierOne Corporation and certain executive officers*	Filed Herewith
10.7	Form of Amended and Restated Two-Year Change in Control Agreement between TierOne Bank,
	TierOne Corporation and certain executive officers*	Filed Herewith
10.8	TierOne Bank Amended and Restated Employee Severance Plan*	Filed Herewith
10.9	Amended and Restated Supplemental Executive Retirement Plan for the TierOne Corporation Employee
	Stock Ownership Plan*	Filed Herewith
10.10	Amended and Restated Supplemental Executive Retirement Plan for the TierOne Bank Savings Plan*	Filed Herewith
10.11	TierOne Bank Amended and Restated Deferred Compensation Plan*	Filed Herewith
10.12	Fifth Amended and Restated Consultation Plan for Directors*	Filed Herewith
10.13	TierOne Bank Management Incentive Compensation Plan*	(3)
10.14	Form of Trust Agreement for Deferred Compensation and Supplemental Executive Retirement Plans of
	TierOne Corporation and TierOne Bank*	Filed Herewith
10.15	Amended and Restated 2003 Stock Option Plan*	Filed Herewith
10.16	Form of Non-employee Director Compensatory Stock Option Agreement for use under the
	2003 Stock Option Plan*	(4)
10.17	Form of Employee Compensatory Stock Option Agreement for use under the 2003 Stock Option Plan*	(4)
10.18	Form of Employee Incentive Stock Option Agreement for use under 2003 Stock Option Plan*	(4)
10.19	Amended and Restated 2003 Management Recognition and Retention Plan and Trust Agreement*	Filed Herewith
10.20	Form of award agreements for use under the Management Recognition and Retention
	Plan and Trust Agreement*	(4)
10.23	First Amendment to TierOne Bank Savings Plan Amended and Restated Supplemental Executive
	Retirement Plan*	(5)
10.24	Supervisory Agreement, dated January 15, 2009, between TierOne Bank and Office of Thrift Supervision	Filed Herewith
21	Subsidiaries of the Registrant - "Item 1. Business - Subsidiary Activities" of TierOne Corporation's Annual
	Report on Form 10-K for the year ended December 31, 2008 is incorporated by reference herein	-
23	Consent of KPMG LLP	Filed Herewith
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 2 of TierOne Corporation's Form 8-K filed on
August 31, 2004.
(2)	Incorporated by reference to TierOne Corporation's Registration Statement on Form S-1,
filed on April 8, 2002, as amended and declared effective on August 12, 2002 (File No. 333-85838)
(3)	Incorporated by reference to TierOne Corporation's Annual Report on
Form 10-K for the year ended December 31, 2002 filed by TierOne Corporation with the SEC on March 28, 2003.
(4)	Incorporated by reference to TierOne Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed by TierOne Corporation with the SEC on March 9, 2005.
(5)	Incorporated by reference to TierOne Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 filed by TierOne Corporation with the SEC on March 12, 2007.