Form 10-Q
period 2009-03-31
TIERONE CORP
filed 2009-05-08
CIK 1170605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Registrant is not yet required to provide financial disclosure in Interactive Date File format). Yes |_| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|     Accelerated filer |X|     Non-accelerated filer |_|     Smaller reporting company |_|

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 6, 2009 there were 18,034,474 issued and outstanding shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

		Page
Item 1 -	Financial Statements	4
Item 2 -	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	28
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	62
Item 4 -	Controls and Procedures	62

PART II - OTHER INFORMATION

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. In addition to risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, risk factors that could result in material variations include, but are not limited to:

•	General economic conditions and trends, either nationally or in some or all of the areas in which we and our customers conduct our businesses;
•	Changes in interest rates or other competitive factors which could affect net interest margins and result in a decline in net interest income and noninterest income;
•	Changes in deposit flows, and in the demand for deposits, loans, investment products and other financial services in the markets we serve;
•	Changes in the quality or composition of our loan portfolio, or the unanticipated further deterioration of our loan portfolio;
•	Changes in our underlying assumptions or any unanticipated issues that could impact management’s judgment regarding our allowance and provisions for loan losses, which could cause our existing allowance for loan losses to be inadequate;
•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolios;
•	Changes in the financial or operating performance of our customers’ businesses;
•	Issues associated with unanticipated increases in the levels of losses, customer bankruptcies, claims and assessments;
•	Our timely development of new lines of business and competitive products or services within our existing lines of business in a changing environment, and the acceptance of such products or services by our customers;
•	Any interruption or breach of security resulting in failures or disruption in customer account management, general ledger, deposit operations, lending or other systems;
•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;
•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;
•	Changes in accounting policies or procedures as may be required by various regulatory agencies;
•	Changes in consumer spending and savings habits;
•	Unanticipated issues related to our ability to achieve expected results pursuant to our plan to address asset quality, restore long-term profitability and increase capital;
•	Changes in liquidity levels in capital markets;
•	Unanticipated events related to the supervisory agreement or actions by regulators, including any failure to meet enhanced regulatory capital requirements; and
•	Other factors discussed in documents we may file with the Securities and Exchange Commission from time to time.

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

Item 1 – Financial Statements

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
March 31, 2009 (Unaudited) and December 31, 2008

(Dollars in thousands, except per share data)	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$54,023	$73,567
Funds held at Federal Reserve Bank	256,429	29,292
Federal funds sold	5,000	147,000

Total cash and cash equivalents	315,452	249,859

Investment securities:
Held to maturity, at cost which approximates fair value	42	48
Available for sale, at fair value	124,400	137,664
Mortgage-backed securities, available for sale, at fair value	8,706	3,133
Loans receivable:
Net loans (includes loans held for sale of $20,396 and $13,917 at
March 31, 2009 and December 31, 2008, respectively)	2,730,526	2,782,220
Allowance for loan losses	(59,335)	(63,220)

Net loans after allowance for loan losses	2,671,191	2,719,000

FHLBank Topeka stock, at cost	44,277	47,011
Premises and equipment, net	34,337	35,316
Accrued interest receivable	15,284	16,886
Other real estate owned and repossessed assets, net	50,808	37,236
Other intangible assets, net	4,401	4,722
Mortgage servicing rights, net	15,397	14,806
Other assets	45,942	52,264

Total assets	$3,330,237	$3,317,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,343,581	$2,307,292
FHLBank Topeka advances and other borrowings	648,623	668,849
Advance payments from borrowers for taxes, insurance and
other escrow funds	43,191	34,064
Accrued interest payable	5,365	5,158
Accrued expenses and other liabilities	28,827	31,969

Total liabilities	3,069,587	3,047,332

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
22,575,075 issued at March 31, 2009 and December 31, 2008;
18,034,878 shares outstanding at both March 31, 2009
and December 31, 2008	226	226
Additional paid-in capital	366,751	367,028
Retained earnings, substantially restricted	7,561	17,364
Treasury stock, at cost; 4,540,197 shares at both
March 31, 2009 and December 31, 2008	(105,206)	(105,206)
Unallocated common stock held by Employee Stock
Ownership Plan	(8,278)	(8,654)
Accumulated other comprehensive loss, net	(404)	(145)

Total stockholders’ equity	260,650	270,613

Total liabilities and stockholders’ equity	$3,330,237	$3,317,945

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Interest income:
Loans receivable	$36,091	$47,563
Investment securities	909	2,169
Other interest-earning assets	143	1,509

Total interest income	37,143	51,241

Interest expense:
Deposits	13,546	20,719
FHLBank Topeka advances and other borrowings	7,059	7,433

Total interest expense	20,605	28,152

Net interest income	16,538	23,089
Provision for loan losses	12,163	39,940

Net interest income (loss) after provision for loan losses	4,375	(16,851)

Noninterest income:
Fees and service charges	2,876	5,530
Debit card fees	1,014	945
Loss from real estate operations, net	(341)	(107)
Net gain (loss) on sales of:
Loans held for sale	4,518	1,254
Other real estate owned	(78)	(18)
Other operating income	200	635

Total noninterest income	8,189	8,239

Noninterest expense:
Salaries and employee benefits	10,955	13,198
Goodwill impairment	--	42,101
Occupancy, net	2,452	2,376
Data processing	439	657
Advertising	706	1,113
Federal Deposit Insurance Corporation insurance premium	2,171	143
Legal services	745	366
Other operating expense	4,891	4,642

Total noninterest expense	22,359	64,596

Loss before income taxes	(9,795)	(73,208)
Income tax expense (benefit)	8	(12,279)

Net loss	$(9,803)	$(60,929)

Net loss per common share, basic	$(0.58)	$(3.60)

Net loss per common share, diluted	$(0.58)	$(3.60)

Dividends declared per common share	$--	$0.08

Average common shares outstanding, basic (000’s)	16,936	16,919

Average common shares outstanding, diluted (000’s)	16,936	16,919

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings, Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity
Balance at December 31, 2007	$226	$366,042	$94,630	$(105,008)	$(10,159)	$(141)	$345,590

Common stock earned by employees
in Employee Stock Ownership Plan	--	248	--	--	376	--	624
Amortization of awards under the
Management Recognition and
Retention Plan	--	726	--	--	--	--	726
Amortization of stock options under
2003 Stock Option Plan	--	513	--	--	--	--	513
Treasury stock reissued under 2003
Stock Option Plan	--	(5)	--	23	--	--	18
Excess tax benefit realized from stock-
based compensation plans	--	10	--	--	--	--	10
Dividends paid ($0.08 per common share)	--	--	(1,347)	--	--	--	(1,347)
Comprehensive loss:
Net loss	--	--	(60,929)	--	--	--	(60,929)
Change in unrealized loss on
available for sale securities, net of
tax	--	--	--	--	--	(37)	(37)

Total comprehensive loss	--	--	(60,929)	--	--	(37)	(60,966)

Balance at March 31, 2008	$226	$367,534	$32,354	$(104,985)	$(9,783)	$(178)	$285,168

Balance at December 31, 2008	$226	$367,028	$17,364	$(105,206)	$(8,654)	$(145)	$270,613

Common stock earned by employees
in Employee Stock Ownership Plan	--	(295)	--	--	376	--	81
Amortization of awards under the
Management Recognition and
Retention Plan	--	49	--	--	--	--	49
Amortization of stock options under
2003 Stock Option Plan	--	13	--	--	--	--	13
Excess tax expense realized from stock-
based compensation plans	--	(44)	--	--	--	--	(44)
Comprehensive loss:
Net loss	--	--	(9,803)	--	--	--	(9,803)
Change in unrealized loss on
available for sale securities, net of
tax	--	--	--	--	--	(259)	(259)

Total comprehensive loss	--	--	(9,803)	--	--	(259)	(10,062)

Balance at March 31, 2009	$226	$366,751	$7,561	$(105,206)	$(8,278)	$(404)	$260,650

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(9,803)	$(60,929)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net discount accretion of investment and mortgage-backed securities	(74)	(776)
Premises and equipment depreciation and amortization	960	1,021
Amortization of other intangible assets	321	391
Accretion of discount on FHLBank Topeka advances	(64)	(64)
Employee Stock Ownership Plan compensation expense	81	624
2003 Management Recognition and Retention Plan compensation expense	49	726
2003 Stock Option Plan compensation expense	13	513
Net amortization of premiums (accretion of discounts) on net loans	376	(274)
FHLBank Topeka stock dividend	(266)	(762)
Deferred income tax benefit	(694)	(4,191)
Goodwill impairment	--	42,101
Provision for loan losses	12,163	39,940
Provision for other real estate owned losses	476	125
Provision for valuation allowance on net deferred tax assets	4,002	--
Mortgage servicing rights originated, net	(2,821)	(1,137)
Mortgage servicing rights valuation allowance	2,230	206
Proceeds from sales of loans held for sale	293,723	136,866
Originations and purchases of loans held for sale	(295,684)	(149,511)
Excess tax (benefit) from stock-based compensation plans	44	(10)
Net (gain) loss on sales of:
Loans held for sale	(4,518)	(1,254)
Other real estate owned	78	18
Changes in certain assets and liabilities:
Accrued interest receivable	1,602	2,875
Other assets	3,309	(8,731)
Accrued interest payable	207	(713)
Accrued expenses and other liabilities	(3,186)	(2,897)

Net cash provided by (used in) operating activities	2,524	(5,843)

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(43,090)	(97,336)
Proceeds from maturities of investment securities, available for sale	50,160	110,075
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	306	1,109
Decrease in loans receivable	25,878	68,826
Redemption of FHLBank Topeka stock	3,000	--
Additions to premises and equipment	(140)	(415)
Proceeds from sale of other real estate owned and repossessed assets	1,745	463

Net cash provided by investing activities	37,859	82,722

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued) (Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Cash flows from financing activities:
Net increase (decrease) in deposits	$36,289	$(74,805)
Net advances (repayment) on FHLBank Topeka line of credit, short-term
advances and other borrowings	(15,104)	3,824
Repayments of FHLBank Topeka long-term advances and other borrowings	(5,058)	(25,055)
Net increase in advances from borrowers for taxes, insurance and
other escrow funds	9,127	2,452
Dividends paid on common stock	--	(1,347)
Excess tax benefit realized from the vesting of Management Recognition and
Retention Plan shares	(44)	10
Proceeds from the exercise of stock options	--	18

Net cash provided by (used in) financing activities	25,210	(94,903)

Net increase (decrease) in cash and cash equivalents	65,593	(18,024)
Cash and cash equivalents at beginning of period	249,859	241,461

Cash and cash equivalents at end of period	$315,452	$223,437

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$20,398	$28,865
Income taxes, net of refunds	$--	$--

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$15,871	$6,991
Loss on impairment of securities	$--	$485

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

        The accompanying interim consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire calendar year 2009.

        As used in this report, unless the context otherwise requires, the terms “we,” “us,” or “our” refer to the Company and the Bank.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Earnings Per Share

        Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Diluted earnings per share is computed after giving consideration to the weighted average dilutive effect of our 2003 Stock Option Plan shares and 2003 Management Recognition and Retention Plan shares. All stock options are assumed to be 100% vested for purposes of EPS computations. Due to our net loss for the three month periods ended March 31, 2009 and 2008, no potentially dilutive shares were included in the loss per share calculations since including such shares would be anti-dilutive. The following table is a reconciliation of basic and diluted EPS:

	For the Three Months Ended March 31,
	2009		2008
(In thousands, except per share data)	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Net loss	$(9,803)	$(9,803)	$(60,929)	$(60,929)

Total weighted average basic common shares outstanding	16,936	16,936	16,919	16,919
Effect of dilutive securities:
2003 Stock Option Plan		--		--
2003 Management Recognition and Retention Plan		--		--

Total weighted average basic and diluted
common shares outstanding	16,936	16,936	16,919	16,919

Net loss per common share	$(0.58)	$(0.58)	$(3.60)	$(3.60)

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 — Investment and Mortgage-Backed Securities

        Investment Security Composition. The amortized cost, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$42	$--	$--	$42

Available for sale:
Mortgage-backed securities	8,661	63	18	8,706
United States Government securities and
agency obligations	109,136	99	--	109,235
Corporate securities	3,542	--	111	3,431
Municipal obligations	7,475	33	19	7,489
Agency equity securities	8	--	--	8
Asset Management Fund - ARM Fund	4,907	--	670	4,237

Total investment and mortgage-backed
securities, available for sale	$133,729	$195	$818	$133,106

	December 31, 2008
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$48	$--	$--	$48

Available for sale:
Mortgage-backed securities	3,114	46	27	3,133
United States Government securities and
agency obligations	119,811	264	4	120,071
Corporate securities	3,548	--	21	3,527
Municipal obligations	9,635	32	15	9,652
Agency equity securities	8	--	--	8
Asset Management Fund - ARM Fund	4,907	--	501	4,406

Total investment and mortgage-backed
securities, available for sale	$141,023	$342	$568	$140,797

        We had four securities with unrealized losses totaling $116,000 for 12 consecutive months or longer as of March 31, 2009. The unrealized losses at March 31, 2009 are believed to be temporarily impaired in value. Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. At March 31, 2009, we had the ability and intent to hold these securities until maturity or for the period necessary to recover the unrealized losses. Losses on impairment of securities totaled zero and $485,000 for the three month periods ended March 31, 2009 and 2008, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Loans Receivable

        Loan Portfolio Composition. Loans receivable at March 31, 2009 and December 31, 2008 are summarized in the following table:

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$377,498	13.14%	$384,614	12.99%
Second mortgage residential	72,864	2.54	76,438	2.58
Multi-family residential	210,178	7.32	199,152	6.73
Commercial real estate	359,799	12.52	356,067	12.03
Land and land development	377,789	13.15	396,477	13.39
Residential construction	194,274	6.76	229,534	7.75
Commercial construction	323,425	11.26	360,163	12.16
Agriculture	96,007	3.34	95,097	3.21

Total real estate loans	2,011,834	70.03	2,097,542	70.84

Business	249,773	8.69	250,619	8.46

Agriculture - operating	93,132	3.24	106,429	3.59

Warehouse mortgage lines of credit	159,327	5.55	133,474	4.51

Consumer loans:
Home equity	52,127	1.82	55,355	1.87
Home equity lines of credit	124,759	4.34	126,393	4.27
Home improvement	34,269	1.19	36,747	1.24
Automobile	85,904	2.99	89,202	3.01
Other	61,765	2.15	65,390	2.21

Total consumer loans	358,824	12.49	373,087	12.60

Total loans	2,872,890	100.00%	2,961,151	100.00%

Unamortized premiums, discounts and
deferred loan fees	9,327		9,558
Loans in process (2)	(151,691)		(188,489)

Net loans	2,730,526		2,782,220
Allowance for loan losses	(59,335)		(63,220)

Net loans after allowance for loan losses	$2,671,191		$2,719,000

(1) Includes loans held for sale	$20,396		$13,917

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

        Other Intangible Asset Activity. The changes in the carrying amount of acquired intangible assets for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$4,722	$6,744
Amortization expense	(321)	(391)

Balance at end of period	$4,401	$6,353

        Other Intangible Asset Estimated Amortization. Estimated amortization expense related to our core deposit intangible assets for the year ending December 31, 2009 and the five years thereafter are as follows:

(Dollars in thousands)
Estimated Amortization Expense For the Year Ending:
December 31, 2009	$1,239
December 31, 2010	1,104
December 31, 2011	954
December 31, 2012	764
December 31, 2013	494
December 31, 2014	165

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 — Mortgage Servicing Rights

        In accordance with SFAS No. 156, we utilize the amortization method for all of our mortgage servicing right assets. Therefore, we carry our mortgage servicing rights at the “lower of cost or market” (fair value). Under the amortization method, we amortize mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as a result of newly acquired servicing assets is reported as net gain on sale of loans in the Consolidated Statements of Operations. Loan servicing fees, net of amortization of mortgage servicing rights, are recorded in fees and service charges in the Consolidated Statements of Operations.

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

        The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Serviced loan portfolio balance	$1,752,045	$1,600,715
Fair value	$15,972	$15,853
Prepayment speed	5.40% - 50.58%	5.34% - 49.44%
Weighted average prepayment speed	14.03%	13.57%
Fair value with 10% adverse change	$15,239	$15,302
Fair value with 20% adverse change	$14,509	$14,671
Discount rate	10.50% - 14.50%	10.50% - 14.50%
Weighted average discount rate	11.73%	11.76%
Fair value with 10% adverse change	$15,460	$15,302
Fair value with 20% adverse change	$14,931	$14,870

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Mortgage Servicing Rights Activity. The following table summarizes mortgage servicing rights activity including amortization expense:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$14,806	$14,530
Mortgage servicing rights capitalized	5,037	2,347
Amortization expense	(2,216)	(1,210)
Valuation adjustment	(2,230)	(206)

Balance at end of period	$15,397	$15,461

        Mortgage Servicing Rights Valuation Allowance. The valuation allowance on mortgage servicing rights is summarized in the following table for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$(1,355)	$--
Changes in mortgage servicing valuation reserve	(2,230)	(206)

Balance at end of period	$(3,585)	$(206)

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Deposits

        Deposit Composition. Deposits at March 31, 2009 and December 31, 2008 are summarized in the following table:

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$157,950	--%	$149,597
Savings	1.01	221,129	1.60	204,494
Interest-bearing checking	0.47	347,655	0.65	327,361
Money market	0.96	247,483	1.23	249,714

Total transaction accounts	0.64	974,217	0.91	931,166

Total transaction accounts as a
percentage of total deposits		41.57%		40.36%

Time deposits:
0.00% to 0.99%		1,763		67
1.00% to 1.99%		85,165		397
2.00% to 2.99%		262,552		338,428
3.00% to 3.99%		941,920		939,321
4.00% to 4.99%		71,810		88,438
5.00% to 5.99%		6,154		9,475

Total time deposits (1)	3.29	1,369,364	3.43	1,376,126

Total time deposits as a
percentage of total deposits		58.43%		59.64%

Total deposits	2.19%	$2,343,581	2.41%	$2,307,292

(1) We did not have any brokered time deposits at March 31, 2009 or December 31, 2008.

        Time Deposit Maturity. The scheduled maturities of time deposits at March 31, 2009 are presented in the following table:

(Dollars in thousands)	Amount	Percent
Amount Maturing During the 12 Months Ending:
March 31, 2010	$1,305,071	95.30%
March 31, 2011	29,119	2.13
March 31, 2012	22,000	1.61
March 31, 2013	5,932	0.43
March 31, 2014	7,145	0.52
Thereafter	97	0.01

Total time deposits	$1,369,364	100.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Time Deposits of $100,000 or More. The following table shows the maturities of our time deposits of $100,000 or more at March 31, 2009 by the time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
June 30, 2009	$63,475	3.48%
September 30, 2009	87,030	3.21
December 31, 2009	100,736	3.62
March 31, 2010	73,231	3.14
Thereafter	12,140	3.94

Total time deposits of $100,000 or more	$336,612	3.39%

        Time Deposits of $250,000 or More. The Emergency Economic Stabilization Act of 2008 included a provision that temporarily raises the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit on non-retirement accounts from $100,000 to $250,000 per account holder per institution. This increase in the insurance coverage limit is effective until December 31, 2009. The following table shows the maturities of our time deposits of $250,000 or more at March 31, 2009 by the time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
June 30, 2009	$15,257	3.80%
September 30, 2009	16,299	2.40
December 31, 2009	18,295	3.79
March 31, 2010	10,177	3.23
Thereafter	3,609	3.71

Total time deposits of $250,000 or more	$63,637	3.34%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – FHLBank Topeka Advances and Other Borrowings

        At March 31, 2009 and December 31, 2008, we were indebted on notes as shown in the following table:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Permanent fixed-rate notes payable to
the FHLBank Topeka	$3,593	$8,715
Convertible fixed-rate notes payable to
the FHLBank Topeka	600,000	600,000
Retail repurchase agreements	14,102	29,206
Junior subordinated debentures	30,928	30,928

Total FHLBank Topeka advances and
other borrowings	$648,623	$668,849

Weighted average interest rate	4.35%	4.30%

        The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the FHLBank Topeka (“FHLBank”). We did not have an outstanding balance on our FHLBank line of credit at both March 31, 2009 and December 31, 2008. The line of credit with the FHLBank expires in November 2009. We expect the line of credit agreement to be renewed in the ordinary course of business.

        Pursuant to our collateral agreement with the FHLBank, such advances are secured by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans. Under our collateral agreement with the FHLBank, our borrowing capacity at March 31, 2009 was $681.4 million. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

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

        Stock-Based Employee Compensation Expense. Amounts recognized in the financial statements with respect to our Employee Stock Ownership Plan (“ESOP”) and stock-based employee compensation plans are presented in the following table:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Stock-based employee compensation expense:
Employee Stock Ownership Plan	$81	$565
Management Recognition and Retention Plan	49	726
2003 Stock Option Plan	13	513

Amount of stock-based compensation expense,
before income tax benefit	$143	$1,804

Amount of related income tax benefit recognized	$--	$504

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	At or for the Three Months Ended March 31,
(Dollars in thousands, except for share data)	2009	2008
Employee Stock Ownership Plan compensation expense	$81	$565
Employee Stock Ownership Plan shares allocated to employees	940,628	790,128
Employee Stock Ownership Plan shares unallocated	865,378	1,015,878
Fair value of Employee Stock Ownership Plan unallocated shares	$1,852	$11,459

        Management Recognition and Retention Plan. We established the 2003 Management Recognition and Retention Plan (“MRRP”) which is a stock-based incentive plan. The shares awarded by the MRRP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market value of our stock as of the date the awards were made. Stockholders approved 903,003 shares to be granted under the MRRP and 85,283 shares are still available for future grants as of March 31, 2009. The following table summarizes shares of our common stock that were subject to award and have been granted pursuant to the MRRP as of March 31, 2009 and 2008:

	At or for the Three Months Ended March 31,
	2009	2008
Nonvested shares outstanding at beginning of period	23,870	168,720
Shares granted	--	--
Shares vested	--	--
Shares forfeited	--	--

Nonvested shares outstanding at end of period	23,870	168,720

        Compensation expense related to the MRRP totaled $49,000 and $726,000 for the three-month periods ended March 31, 2009 and 2008, respectively. The weighted average grant date fair value of outstanding shares awarded by the MRRP was $13.05 and $18.42 at March 31, 2009 and 2008, respectively. As of March 31, 2009, we had $225,000 of total unrecognized employee compensation expense related to unvested MRRP shares which are expected to be recognized over a weighted average period of 28 months. We realized excess tax benefits related to MRRP shares of zero and $10,000 during the three months ended March 31, 2009 and 2008, respectively.

        Stock Option Plan. We established the 2003 Stock Option Plan (“SOP”) under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the fair value of our stock options as of the date the awards were made. The exercise price of the options is equal to the market price of the common stock on the grant date. Stockholders approved 2,257,508 stock options to be granted under the SOP and 349,758 of these stock options remain available for future grants as of March 31, 2009.

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

        Stock Option Activity. The following table details stock options granted, exercised and forfeited during the three months ended March 31, 2009:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2008	1,799,726	$17.85
Stock options granted	--	--
Stock options exercised	--	--
Stock options forfeited	(1,000)	17.83

Stock options outstanding at March 31, 2009	1,798,726	$17.85	4.1	$--

Stock options exercisable at March 31, 2009	1,781,726	$17.90	4.1	$--

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

        The following table details the intrinsic value, cash received and tax benefit realized from the exercise of stock options during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Intrinsic value (market value on the
exercise date less the strike price)	$--	$5
Cash received from the exercise of
stock options	--	18
Tax benefit realized from the
exercise of stock options	--	--

        At March 31, 2009, there was $51,000 of total unrecognized compensation expense related to unvested stock options that will be expensed over a weighted average period of 31 months.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Unrecognized Tax Benefits

        Unrecognized tax benefits, excluding interest and penalties, were $166,000 and $150,000 at March 31, 2009 and 2008, respectively. Unrecognized tax benefits of $163,000 and interest and penalties of $3,000 would favorably affect our effective tax rate if recognized in future periods. The following table summarizes our unrecognized tax benefits for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Unrecognized tax benefits at beginning of period	$159	$4,336
Change in unrecognized tax benefits	7	(119)
Changes in unrecognized tax benefits related to deferred loan fees due to a change
in a tax accounting method approved by the Internal Revenue Service	--	(3,493)

Unrecognized tax benefits at end of period	$166	$724

        Any interest and penalties related to uncertain tax positions are recorded in income tax expense in the Consolidated Statements of Operations. At March 31, 2009 and 2008, we had approximately $3,000 and $87,000, respectively, of accrued interest payable related to uncertain tax positions recorded in our Consolidated Statements of Financial Condition.

        We anticipate that a reduction in unrecognized tax benefits of up to $32,000 is reasonably possible during the next 12 months. This potential reduction is primarily attributable to the expiration of the statute of limitations related to the 2005 tax period.

        The tax years of 2005 through 2008 remain open for examination by federal and state taxing authorities.

Note 11 - Deferred Taxes

        In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We consider the scheduled reversals of deferred tax liabilities and carryback opportunities in making the assessment of the necessity of a valuation allowance. At March 31, 2009 and December 31, 2008, the Company determined a valuation allowance was necessary, largely based on the evidence represented by a cumulative loss in the most recent three-year period. In addition, general uncertainty surrounding future economic and business conditions has increased the potential volatility and uncertainty of projected earnings. Other assets include deferred tax benefits of $5.8 million and $1.8 million at March 31, 2009 and December 31, 2008, respectively. We have established a valuation allowance related to our deferred tax benefits of $5.8 million and $1.8 million at March 31, 2009 and December 31, 2008, respectively. We evaluate our deferred tax assets and the related valuation allowance quarterly.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

        The following is a description of our valuation methodologies used for instruments measured at fair value on a recurring basis:

        Investment Securities, Available for Sale. This portfolio comprises the majority of the assets which we record at fair value. Securities classified as available for sale, which include U.S. Government securities and agency obligations and corporate securities are priced utilizing observable data from an active market. These measurements are classified as Level 1. Changes in the fair value of available for sale investment securities are included in other comprehensive income (loss) to the extent the changes are not considered other than temporary impairments. Other than temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other than temporary results in a write-down to estimated fair value. These write-downs are reflected in our Statement of Operations as loss on impairment of securities. Losses on impairment of securities totaled zero and $485,000 for the three month periods ended March 31, 2009 and 2008, respectively.

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

        Derivatives. Our derivative instruments are loan commitments and forward loan sales related to personal mortgage loan origination activity. The fair values of mortgage loan commitments and forward sales contracts are based on quoted prices for similar loans in the secondary market. The fair value of derivatives is classified as Level 2. The net fair value of derivatives was $3.3 million and $544,000 at March 31, 2009 and 2008, respectively. The derivative asset is recorded in other assets while the derivative liability is recorded in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The $2.8 million change in the fair value amount is included in the gain on the sale of loans in the accompanying Consolidated Statements of Operations. The increase in the fair value was primarily related to a $98.0 million increase in forward loan commitments at March 31, 2009 compared to December 31, 2008 and was due to increased mortgage loan refinancing activity.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value.

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value at March 31, 2009
Securities, available for sale:
Mortgage-backed securities	$--	$8,706	$--	$8,706
U.S. Government securities and
agency obligations	109,235	--	--	109,235
Corporate securities	3,431	--	--	3,431
Municipal obligations	--	7,489	--	7,489
Agency equity securities	--	8	--	8
Asset Management Fund - ARM Fund	--	4,237	--	4,237

Total investment securities, available for sale	112,666	20,440	--	133,106

Assets held in employee deferred compensation plans	1,393	--	--	1,393

SFAS No. 133 derivatives:
Loan commitments	--	5,457	--	5,457
Forward loan sales	--	(2,146)	--	(2,146)

Total SFAS No. 133 derivatives	--	3,311	--	3,311

Total assets measured at fair value	$114,059	$23,751	$--	$137,810

        The following is a description of our valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis. Except as noted below for impaired loans, no fair value adjustments on these instruments were recognized in the current period.

        Loans Receivable / Impaired Loans. We do not record loans at their fair value on a recurring basis. However, we evaluate loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance or loan charge-off is recognized. In determining the value of real estate collateral, we rely on external appraisals and assessment of property values by our internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. The carrying value of these impaired loans was $201.2 million and $185.9 million at March 31, 2009 and December 31, 2008, respectively. The allowance for loan losses related to impaired loans was $11.4 million and $16.4 million at March 31, 2009 and December 31, 2008, respectively.

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

        FHLBank Topeka Stock. At March 31, 2009, we held $44.3 million of FHLBank Topeka stock which represents our carrying value which is approximately equal to fair value. Fair value measurements for these securities are classified as Level 3 based on their undeliverable nature related to credit risk.

        Mortgage Servicing Rights. We initially measure our mortgage servicing rights at fair value, and amortize them over the period of estimated net servicing income. They are periodically assessed for impairment based on fair value at the reporting date. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates and other ancillary income, including late fees. The fair value measurements are classified as Level 3. A valuation allowance of $2.2 million was recorded as a reduction of fees and services charges during the three months ended March 31, 2009. The valuation allowance was $1.4 million at December 31, 2008.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The following is a discussion and analysis of TierOne Corporation’s (“Company”) financial condition and results of operations including information on the Company’s critical accounting policies, asset/liability management, liquidity and capital resources and contractual obligations. Information contained in this Management’s Discussion and Analysis should be read in conjunction with the disclosure regarding Forward-Looking Statements and the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

General

        TierOne Bank (“Bank”), a subsidiary of the Company, is a $3.3 billion federally chartered stock savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through a network of 69 banking offices located in Nebraska, Iowa and Kansas. Product offerings include residential, commercial and agricultural real estate loans; consumer, construction, business and agricultural operating loans; warehouse mortgage lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and internet banking.

        Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on our assets and our cost of funds. Our results of operations are also affected by our provision for loan losses, noninterest income, noninterest expense and income tax expense (benefit). Noninterest income generally includes fees and service charges, debit card fees, net income (loss) from real estate operations, net gain on sales of investment securities, loans held for sale and other real estate owned and other operating income. Noninterest expense consists of salaries and employee benefits, occupancy, data processing, advertising, Federal Deposit Insurance Corporation insurance premium, legal services and other operating expense. Our results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, governmental policies and actions of regulatory authorities.

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

        The supervisory agreement also prohibits capital distributions by the Bank and the acceptance of brokered deposits. The Company agreed to maintain the Bank’s regulatory capital (at the levels described above) as well as to not pay dividends on its common stock, make payments on its trust preferred securities or repurchase any shares of its common stock until the OTS issues a written notice of non-objection. The supervisory agreement will remain in effect until modified, suspended or terminated by the OTS. The Bank has fulfilled most of the obligations set forth in the supervisory agreement and is in the process of undertaking actions to comply with the remaining requirements. The foregoing information does not purport to be a complete summary of the supervisory agreement and is qualified in its entirety by reference to the supervisory agreement filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        The value of core deposit intangible assets acquired in connection with the UNFC transaction and our acquisition of Marine Bank’s banking office in Omaha, Nebraska, which is subject to amortization, is included in the Consolidated Statements of Financial Condition as other intangible assets. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which includes a combination of any or all of the following assumptions: customer attrition, account runoff, alternative funding costs, deposit servicing costs and discount rates. Core deposit intangible assets are amortized using an accelerated method of amortization which is recorded in the Consolidated Statements of Operations as other operating expense.

        We review our core deposit intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover our investment in the underlying assets or liabilities which gave rise to the identifiable intangible assets. No events or circumstances triggered an impairment analysis of our core deposit intangible assets during the three months ended March 31, 2009.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Assets

        General. Our total assets were $3.3 billion at March 31, 2009, an increase of $12.3 million, or 0.4%, compared to December 31, 2008.

        Cash and Cash Equivalents. Our cash and cash equivalents totaled $315.5 million at March 31, 2009, an increase of $65.6 million, or 26.3%, compared to $249.9 million at December 31, 2008. The increase was primarily attributable to an increase in deposits and loan repayments.

        Investment Securities. Our available for sale investment securities totaled $124.4 million at March 31, 2009, a decrease of $13.3 million, or 9.6%, compared to $137.7 million at December 31, 2008. During the three months ended March 31, 2009, maturities of investment securities totaled $50.2 million which were partially offset by security purchases of $37.2 million. The securities purchased during 2009 were primarily agency obligations that were purchased to collateralize deposits.

        Mortgage-Backed Securities. Our mortgage-backed securities, all of which are recorded as available for sale, totaled $8.7 million at March 31, 2009, an increase of $5.6 million, or 177.9%, compared to $3.1 million at December 31, 2008. The increase in our mortgage-backed securities was the result of a $5.9 million security purchase partially offset by $300,000 of principal payments received during the three months ended March 31, 2009.

        Loans Receivable. Net loans totaled $2.7 billion at March 31, 2009, a decrease of $51.7 million, or 1.9%, compared to $2.8 billion at December 31, 2008. The decrease in net loans at March 31, 2009 was primarily attributable to a decrease in loan originations related to our tightening of credit policies and our reduction of exposure in selected business lines and geographic markets due to the continued deterioration in these real estate markets and the economy in general. The following table details the composition of our loan portfolio at the dates indicated:

(Dollars in thousands)	March 31, 2009	December 31, 2008	Increase (Decrease)	% Change
One-to-four family residential (1)	$377,498	$384,614	$(7,116)	(1.85)%
Second mortgage residential	72,864	76,438	(3,574)	(4.68)
Multi-family residential	210,178	199,152	11,026	5.54
Commercial real estate	359,799	356,067	3,732	1.05
Land and land development	377,789	396,477	(18,688)	(4.71)
Residential construction	194,274	229,534	(35,260)	(15.36)
Commercial construction	323,425	360,163	(36,738)	(10.20)
Agriculture - real estate	96,007	95,097	910	0.96
Business	249,773	250,619	(846)	(0.34)
Agriculture - operating	93,132	106,429	(13,297)	(12.49)
Warehouse mortgage lines of credit	159,327	133,474	25,853	19.37
Consumer	358,824	373,087	(14,263)	(3.82)

Total loans	2,872,890	2,961,151	(88,261)	(2.98)

Unamortized premiums, discounts
and deferred loan fees	9,327	9,558	(231)	(2.42)
Loans in process (2):
Land and land development	(44,426)	(50,622)	6,196	(12.25)
Residential construction	(20,784)	(32,846)	12,062	(36.72)
Commercial construction	(86,481)	(105,021)	18,540	(17.65)

Net loans	$2,730,526	$2,782,220	$(51,694)	(1.86)%

(1) Includes loans held for sale	$20,396	$13,917	$6,479	46.55%

(2) Loans in process represents the undisbursed portion of construction and land development loans.

        At March 31, 2009, the outstanding balance (net of loans in process) of our residential construction loans was $173.5 million, a decrease of $23.2 million, or 11.8%, compared to $196.7 million at December 31, 2008. The outstanding balance (net of loans in process) of our land and land development loans was $333.4 million at March 31, 2009, a decrease of $12.5 million, or 3.6%, compared to $345.9 million at December 31, 2008. The outstanding balance (net of loans in process) of our commercial construction loans was $236.9 million at March 31, 2009, a decrease of $18.2 million, or 7.1%, compared to $255.1 million at December 31, 2008.

        Loan Portfolio Activity. The following table shows total loans originated, purchased, sold and repaid during the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net loans after allowance for loan losses at beginning of period	$2,719,000	$2,909,589

Loan originations:
One-to-four family residential	74,308	50,423
Second mortgage residential	444	365
Multi-family residential	297	10,180
Commercial real estate	15,386	7,158
Land and land development	4,235	4,446
Residential construction	5,811	18,480
Commercial construction	10,475	28,817
Agriculture - real estate	8,163	9,156
Business	63,903	90,082
Agriculture - operating	73,299	83,455
Warehouse mortgage lines of credit (1)	1,056,614	604,880
Consumer	22,718	29,516

Total loan originations	1,335,653	936,958

Loan purchases:
One-to-four family residential (2)	230,164	104,985
Second mortgage residential	13	--
Residential construction	--	10,382
Agriculture - real estate	5,337	1,487
Business	4,941	2,035
Agriculture - operating	--	263
Consumer	8,977	7,875

Total loan purchases	249,432	127,027

Total loan originations and purchases	1,585,085	1,063,985

Sales and loan principal repayments:
Loan sales:
One-to-four family residential	(289,204)	(135,612)
Consumer	--	(210)
Loan principal reductions:
Real estate, business, agriculture-operating and consumer	(353,379)	(458,946)
Warehouse mortgage lines of credit (1)	(1,030,762)	(604,557)

Total loan sales and principal repayments	(1,673,345)	(1,199,325)

Increase due to other items (3)	40,451	33,756

Net loans after allowance for loan losses at end of year	$2,671,191	$2,808,005

(1) Reflects amounts advanced and repaid under such lines of credit during the years presented.
(2) Substantially all of these fixed-rate loans were acquired from loan correspondents and mortgage brokers and sold to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation
or the FHLBank Topeka with servicing retained.
(3) Other items consist of loans in process, unamortized premiums, discounts and deferred loan fees and changes in the allowance for loan losses.

        Redefining our Primary Lending Market Area. On June 30, 2008 we announced the closing of all nine of our loan production offices in an effort to focus our lending activity in our primary market area of Nebraska, Iowa and Kansas. At March 31, 2009, $1.5 billion, or 53.9%, of our total loans were secured by property located in Nebraska, Iowa and Kansas. Loans collateralized by property in states in which we formerly operated a loan production office (Arizona, Colorado, Florida, Minnesota, Nevada and North Carolina) totaled $722.8 million, or 25.2%, of our total loan portfolio at March 31, 2009. Loans in all other states totaled $601.0 million, or 20.9%, of our total loan portfolio.

        Total Loans by State. The following table details the concentration of our total loan portfolio by state at the dates indicated:

(Dollars in thousands)	At March 31, 2009%		At December 31, 2008%		At March 31, 2008%
Within Nebraska, Iowa and Kansas:
Nebraska	$1,345,803	46.84%	$1,383,732	46.73%	$1,344,190	41.91%
Iowa	121,161	4.22	123,330	4.16	126,663	3.95
Kansas	82,088	2.86	82,834	2.80	68,337	2.13

Total within Nebraska, Iowa and Kansas	1,549,052	53.92	1,589,896	53.69	1,539,190	47.99

Within Former Loan Production Office States:
Nevada	178,983	6.23	192,624	6.51	239,903	7.48
Colorado	161,640	5.63	157,924	5.33	229,171	7.14
Arizona	149,522	5.20	144,359	4.88	166,229	5.18
Minnesota	116,479	4.05	132,057	4.46	150,521	4.69
North Carolina	54,340	1.89	63,768	2.15	103,874	3.24
Florida	61,858	2.15	72,912	2.46	135,874	4.24

Total within former loan production office	722,822	25.15	763,644	25.79	1,025,572	31.97

Other States:
South Carolina	60,553	2.11	66,786	2.26	101,515	3.16
California	82,089	2.86	68,642	2.32	79,024	2.46
Texas	75,433	2.63	76,162	2.57	56,390	1.76
Illinois	57,209	1.99	63,502	2.14	73,806	2.30
Oregon	28,637	1.00	45,078	1.52	33,340	1.04
Washington	29,796	1.04	31,052	1.05	30,666	0.96
Other States	267,299	9.30	256,389	8.66	268,018	8.36

Total other states	601,016	20.93	607,611	20.52	642,759	20.04

Total loans	$2,872,890	100.00%	$2,961,151	100.00%	$3,207,521	100.00%

        Net Loan Concentration by State and Type. The following table details the concentration of our net loan portfolio by state and loan type at March 31, 2009:

(Dollars in thousands)	One-to-Four Family Residential	Second Mortgage Residential	Multi-Family Residential	Land and Land Development	Commercial Real Estate	Residential Construction
Nebraska, Iowa and Kansas	$209,389	$13,263	$94,639	$132,770	$239,392	$34,358
Nevada	1,674	29	2,550	79,199	3,766	24,102
Colorado	4,666	1,709	45,607	25,098	45,845	--
Arizona	10,748	844	--	44,045	19,388	12,162
Minnesota	10,519	1,114	17,751	28,667	2,482	3,281
California	33,822	4,733	5,259	--	7,148	--
Florida	31,670	2,330	3,062	6,439	--	9,617
Texas	5,839	3,352	2,930	3,349	17,837	--
South Carolina	914	359	--	2,689	--	50,168
Missouri	7,481	838	607	37	4	--
North Carolina	2,784	903	497	5,681	--	39,011
Illinois	10,420	877	1,764	--	3,013	--
Washington	1,455	1,633	6,087	--	11,554	--
Oregon	548	806	12,409	--	4,423	--
Ohio	1,470	16,253	588	--	1,117	--
Arkansas	777	209	7,880	--	--	--
All Other States	46,643	23,692	8,420	5,030	3,475	720

Net loans at March 31, 2009	380,819	72,944	210,050	333,004	359,444	173,419
Net loans at December 31, 2008	388,017	76,520	199,021	345,487	355,703	196,615

Increase (decrease) in net loans	$(7,198)	$(3,576)	$11,029	$(12,483)	$3,741	$(23,196)

(Dollars in thousands)	Commercial Construction	Agricultural	Business	Warehouse Mortgage Lines of Credit	Consumer	Net Loan Balance at March 31, 2009	Net Loan Balance at December 31, 2008	Increase (Decrease) in Net Loans
Nebraska, Iowa and Kansas	$69,423	$180,652	$237,812	$1,723	$276,044	$1,489,465	$1,520,901	$(31,436)
Nevada	50,417	618	--	--	69	162,424	171,527	(9,103)
Colorado	17,989	163	1,377	--	534	142,988	139,730	3,258
Arizona	24,746	--	3,759	19,012	610	135,314	126,940	8,374
Minnesota	349	29	323	33,793	16,992	115,300	130,076	(14,776)
California	--	--	32	28,809	2,286	82,089	68,642	13,447
Florida	--	4,178	399	--	3,740	61,435	69,565	(8,130)
Texas	21,021	990	5,595	--	40	60,953	58,122	2,831
South Carolina	--	--	--	--	1,373	55,503	59,597	(4,094)
Missouri	14,815	200	170	20,335	7,202	51,689	49,737	1,952
North Carolina	294	394	236	--	1,192	50,992	55,708	(4,716)
Illinois	24,281	--	--	--	1,390	41,745	43,889	(2,144)
Washington	--	220	--	8,700	147	29,796	31,052	(1,256)
Oregon	--	469	--	9,870	112	28,637	44,133	(15,496)
Ohio	--	--	70	5,991	1,014	26,503	25,112	1,391
Arkansas	13,122	--	--	--	2,593	24,581	24,028	553
All Other States	--	1,412	221	31,094	50,405	171,112	163,461	7,651

Net loans at March 31, 2009	236,457	189,325	249,994	159,327	365,743	2,730,526	2,782,220	(51,694)
Net loans at December 31, 2008	254,643	201,717	250,845	133,474	380,178	2,782,220

Increase (decrease) in net loans	$(18,186)	$(12,392)	$(851)	$25,853	$(14,435)	$(51,694)

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

        During 2007 and 2008 and for the first three months of 2009, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent), impaired loans and other real estate owned increased reflecting, among other factors, the deterioration in the nation’s economic conditions. The real estate market has continued to decline in 2009 placing continued financial stress on customers, particularly those engaged in residential development. The downturn in the residential housing market has greatly reduced demand and market prices for developed residential lots and vacant land as well as completed homes. Where there is reduced demand for new homes, certain residential developers may be required to hold their properties for longer periods of time or be forced to sell their properties at a significantly reduced price which may result in greater holding costs and lower or deferred cash inflows. These factors have resulted in, and may continue to result in, greater credit risks for lenders. Additionally, significantly tightened credit standards have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans.

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

        Delinquent Loans. The following table shows loans delinquent 30 - 89 days in our loan portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
One-to-four family residential	$7,906	$3,764	$4,886
Second mortgage residential	1,375	1,682	1,309
Multi-family residential	1,366	7,923	--
Commercial real estate	591	3,222	1,712
Land and land development	38,341	16,817	11,616
Residential construction	13,725	24,015	14,652
Commercial construction	23,105	1,658	--
Agriculture - real estate	581	445	177
Business	2,574	5,008	10,179
Agriculture - operating	3,557	399	323
Consumer	4,823	5,441	4,250

Total delinquent loans	$97,944	$70,374	$49,104

Delinquent loans as a percentage of
net loans before allowance for loan losses	3.59%	2.53%	1.70%

        Our loan delinquency rate (30 or more days delinquent) at March 31, 2009 as a percentage of net loans (before allowance for loan losses) was 9.44% compared to 7.64% at December 31, 2008 and 6.11% at March 31, 2008. The increase in delinquent loans at March 31, 2009 compared to December 31, 2008 primarily resulted from two Minnesota land development loans and one Kansas City-area commercial construction project.

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

(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Nonperforming loans:
One-to-four family residential	$10,333	$6,367	$4,759
Second mortgage residential	786	677	412
Multi-family residential	403	412	603
Commercial real estate	6,321	4,285	4,199
Land and land development	57,915	58,428	44,062
Residential construction	63,184	51,295	49,637
Commercial construction	16,626	16,741	19,184
Agriculture - real estate	315	159	313
Business	1,354	1,313	1,215
Agriculture - operating	110	110	147
Consumer	2,535	2,428	2,600

Total nonperforming loans	159,882	142,215	127,131
Other real estate owned and repossessed assets, net (1)	50,808	37,236	12,790

Total nonperforming assets	210,690	179,451	139,921
Troubled debt restructurings	51,245	35,528	16,217

Total nonperforming assets and troubled
debt restructurings	$261,935	$214,979	$156,138

Total nonperforming loans as a percentage of net loans	5.86%	5.11%	4.40%

Total nonperforming assets as a percentage of total assets	6.33%	5.41%	4.14%

Total nonperforming assets and troubled debt restructurings
as a percentage of total assets	7.87%	6.48%	4.62%

(1) Other real estate owned and repossessed assets balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

         Delinquent and Nonperforming Loans by State. The following table details our delinquent and nonperforming loans by state, on a net loan basis, as of March 31, 2009:

(Dollars in thousands)	Net Loan Balance at March 31, 2009	Loans 30 - 89 Days Delinquent	Nonperforming Loans	Total Delinquent and Nonperforming Loans
Within Nebraska, Iowa and Kansas:
Nebraska	$1,313,256	$19,708	$20,636	$40,344
Iowa	110,410	300	1,227	1,527
Kansas	65,799	23,120	--	23,120

Total within Nebraska, Iowa and Kansas	1,489,465	43,128	21,863	64,991

Within Former Loan Production Office States:
Nevada	162,424	356	75,479	75,835
Colorado	142,988	2,516	2,164	4,680
Arizona	135,314	3,742	8,443	12,185
Minnesota	115,300	30,413	1,607	32,020
Florida	61,435	2,363	7,467	9,830
North Carolina	50,992	3,534	18,348	21,882

Total within former loan production office states	668,453	42,924	113,508	156,432

Other States:
South Carolina	55,503	6,848	19,665	26,513
California	82,089	1,801	983	2,784
Texas	60,953	53	35	88
Illinois	41,745	86	332	418
Oregon	28,637	--	--	--
Washington	29,796	14	--	14
Other States	273,885	3,090	3,496	6,586

Total other states	572,608	11,892	24,511	36,403

Total net loans	$2,730,526	$97,944	$159,882	$257,826

        Nonperforming Loans. At March 31, 2009, our nonperforming loans totaled $159.9 million of which $21.9 million, or 13.7%, was secured by property located in our primary market area of Nebraska, Iowa and Kansas. Former loan production office states had $113.5 million, or 71.0%, of total nonperforming loans at March 31, 2009. Other states comprised the remaining $24.5 million, or 15.3%, of nonperforming loans at March 31, 2009.

        The change in the nonperforming loans is primarily attributable to the following:

Residential Construction Loans. At March 31, 2009, our nonperforming residential construction loans totaled $63.2 million and consisted of 115 loans for residential properties. At March 31, 2009, nonperforming residential construction loans consisted of 59 loans for properties located in South Carolina totaling $19.0 million, nine loans for properties located in Nevada totaling $16.7 million, 21 loans for properties located in North Carolina totaling $16.1 million, five loans for properties in Arizona totaling $4.5 million, 15 loans for properties in Nebraska totaling $4.3 million and six loans for properties in other states totaling $2.6 million.

Land and Land Development. At March 31, 2009, nonperforming land development loans totaled $57.9 million which consisted of 57 land development properties. At March 31, 2009, nonperforming land and land development loans consisted of 16 residential properties in Nevada totaling $43.8 million, eight residential properties in Nebraska totaling $5.6 million, seven residential properties in Arizona totaling $3.9 million, 13 residential properties in North Carolina totaling $2.1 million, nine residential properties in Florida totaling $1.8 million and four residential properties in other states totaling $700,000.

Commercial Construction. Nonperforming commercial construction loans totaled $16.6 million at March 31, 2009. These loans are primarily secured by one condominium development located in suburban Las Vegas. Construction to complete the first phase of the project under a new general contractor has resumed following the original builder’s voluntary bankruptcy in January 2008. Completion of the first phase is expected by late summer with any remaining unsold units going on sale in June.

        Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by: (a) the fair value of the collateral if the loan is collateral dependent; (b) the present value of expected future cash flows; or (c) the loan’s observable market price. Loans classified as impaired totaled $201.2 million and $185.9 million at March 31, 2009 and December 31, 2008, respectively. Our allowance for loan losses related to impaired loans totaled $11.4 million and $16.4 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 we had $34.0 million of our total $201.2 million of impaired loans for which no allowance for loan losses was deemed necessary as the fair value of the collateral exceeded the carrying value of the impaired loans. At December 31, 2008, we had $29.4 million of impaired loans for which no allowance for loan losses was deemed necessary. Impaired loans at March 31, 2009 consisted primarily of $86.0 million of land and land development loans, $72.9 million of residential construction loans and $18.4 million of commercial construction loans.

        Potential Problem Loans. As part of our asset classification process, we identify loans that carry relative levels of risk which may be considered higher than normal due to possible deterioration of the borrower’s financial condition or the value of the underlying collateral. Since these loans remain performing in accordance with the terms of the loan agreement, they are not included in impaired, delinquent or nonperforming loans or troubled debt restructurings; however, management is aware of circumstances which may raise concern as to the ability of the borrower to comply with present repayment terms. These potential problem loans totaled $294.6 million and $285.6 million at March 31, 2009 and December 31, 2008, respectively, with the March 31, 2009 composition of loans primarily consisting of $118.7 million of land and land development, $37.5 million of commercial real estate, $36.8 million of business, $36.5 million of commercial construction and $34.3 million of multi-family loans. The increase in potential problem loans from December 31, 2008 was primarily the result of continued declines in real estate values, slow real estate sales and the economy in general.

        Other Real Estate Owned and Repossessed Assets. When we acquire other real estate owned property or other assets through foreclosure, deed in lieu of foreclosure or repossession, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. If there is a further deterioration in value, we record a loss provision for other real estate owned for the decline in value. We generally obtain an appraisal or broker’s price opinion on all real estate subject to foreclosure proceedings prior to the time of foreclosure.

        Other Real Estate Owned and Repossessed Assets Activity. The following table sets forth the activity of our other real estate owned and repossessed assets for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$37,236	$6,405
Loan foreclosures and other additions	15,871	6,991
Sales	(1,745)	(463)
Provisions for losses	(476)	(125)
Net loss on disposal	(78)	(18)

Balance at end of period	$50,808	$12,790

        At March 31, 2009, other real estate owned and repossessed assets consisted primarily of 10 commercial properties totaling $28.2 million and 156 residential properties totaling $22.5 million. Our level of other real estate owned and repossessed assets may continue to increase in future periods. Additionally, our holding period and provision for losses on other real estate owned may increase in future periods due to continued deterioration of the real estate market and the economy in general.

        Allowance for Loan Losses. The activity in the allowance for loan losses during the three months ended March 31, 2009 and 2008 is summarized in the following table:

	At or for the Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Allowance for loan losses at beginning of period	$63,220	$66,540
Charge-offs:
One-to-four family residential	(297)	(4,729)
Second mortgage residential	(136)	(64)
Land and land development	(10,408)	(2,032)
Residential construction	(3,895)	(20,708)
Commercial construction	--	(150)
Business	(516)	(485)
Consumer	(1,300)	(599)

Total charge-offs	(16,552)	(28,767)
Recoveries on loans previously charged-off	504	306
Provision for loan losses	12,163	40,428

Allowance for loan losses at end of period	$59,335	$78,507

Allowance for loan losses as a percentage
of net loans	2.17%	2.72%
Allowance for loan losses as a percentage of
nonperforming loans	37.11%	61.75%
Ratio of net charge-offs during the period as a
percentage of average loans outstanding	2.37%	3.98%
during the period

        We generally discontinue funding of loans which become nonperforming or are deemed impaired unless additional funding is required to protect the asset. In addition, due to certain laws and regulations in some states, additional funding may be required. Our reserve for unfunded loan commitments at March 31, 2009 and 2008 was $300,000 and $2.2 million, respectively, which represents potential future losses associated with these unfunded commitments. A significant portion of our reserve for unfunded loan commitments at March 31, 2008 related to residential construction loans which were subsequently sold.

        During 2007 and 2008 and for the first three months of 2009 our levels of delinquent, nonperforming and impaired loans increased primarily due to deterioration in the nation’s economic conditions which resulted in continued financial stress on customers. A continued deterioration of the economy and further erosion of real estate values may cause us to experience increased levels of delinquent, nonperforming and impaired loans. The decrease in our allowance for loan losses at March 31, 2009 was primarily attributable to $12.2 million of charge-offs of allowances established in prior periods associated with impaired loans. Impaired loans totaled $201.2 million at March 31, 2009, an increase of $15.2 million, or 8.2%, compared to $185.9 million at December 31, 2008. Our allowance for loan losses related to impaired loans was $11.4 million and $16.4 million at March 31, 2009 and December 31, 2008, respectively. When a loan is deemed impaired, we are required to perform an analysis in order to measure the level of impairment. When the impairment measurement indicates that the fair value of the loan is less than its carrying amount, we are required to establish additional provisions for loan losses and/or we are required to record a charge-off for the difference. During 2008 and the three months ended March 31, 2009, impaired loans increased and as a result we were required to record charge-offs due to the results of our loan impairment measurements.

        FHLBank Topeka Stock. FHLBank Topeka (“FHLBank”) stock totaled $44.3 million at March 31, 2009, a decrease of $2.7 million, or 5.8%, compared to $47.0 million at December 31, 2008. The decrease was attributable to a stock redemption totaling $3.0 million partially offset by FHLBank dividends paid in stock received during the three months ended March 31, 2009 totaling $266,000.

        Premises and Equipment. Premises and equipment decreased $979,000, or 2.8%, to $34.3 million at March 31, 2009 compared to $35.3 million at December 31, 2008. The decrease was primarily attributable to $960,000 of depreciation and amortization expense which was partially offset by $140,000 in asset additions.

        Other Real Estate Owned and Repossessed Assets. Other real estate owned and repossessed assets totaled $50.8 million at March 31, 2009, an increase of $13.6 million compared to $37.2 million at December 31, 2008. The increase was primarily attributable to $15.9 million in additions (primarily loan foreclosures) partially offset by $1.7 million in proceeds from the sale of foreclosed properties. The increase at March 31, 2009 was primarily attributable to the foreclosure of a $4.4 million one-to-four family residential development in Florida, a $3.6 million land development property in Nevada and a $1.7 million commercial real estate property in Nebraska. At March 31, 2009, other real estate owned and repossessed assets primarily consisted of 10 commercial properties aggregating $28.2 million and 156 residential properties totaling $22.5 million. Our provision for other real estate owned losses totaled $476,000 for the three months ended March 31, 2009. We anticipate that our level of other real estate owned and repossessed assets may continue to increase in 2009 due to the current economic environment. The significantly depressed real estate market in many areas of the United States has resulted in increased supplies of properties, depressed market values and longer holding periods. Our provision for other real estate owned losses may continue to increase if our levels of other real estate owned increase and real estate market values continue to face downward pressure.

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

        Other Intangible Assets. Other intangible assets totaled $4.4 million at March 31, 2009, a decrease of $321,000, or 6.8%, compared to $4.7 million at December 31, 2008 and relates to the core deposit intangible assets recorded as a result of the UNFC acquisition and the Marine Bank transaction. The decrease was attributable to amortization during the three months ended March 31, 2009.

        Mortgage Servicing Rights. Mortgage servicing rights totaled $15.4 million at March 31, 2009, an increase of $591,000, or 4.0%, compared to $14.8 million at December 31, 2008. Mortgage servicing rights capitalized during the three months ended March 31, 2009 totaled $5.0 million and were partially offset by $2.2 million in amortization expense. In addition, we have established a valuation allowance related to our mortgage servicing rights totaling $3.6 million at March 31, 2009 due to increased mortgage loan refinancing activity related to the declining mortgage loan interest rate environment.

        Other Assets. Other assets declined $6.3 million, or 12.1%, to $45.9 million at March 31, 2009 compared to $52.3 million at December 31, 2008. Other assets consist primarily of prepaid expenses, miscellaneous receivables and other assets. At March 31, 2009, other assets included income taxes receivable of $20.9 million.

        Other assets include deferred tax benefits of $5.8 million and $1.8 million at March 31, 2009 and December 31, 2008, respectively. We have established a valuation allowance related to our deferred tax benefits of $5.8 million and $1.8 million at March 31, 2009 and December 31, 2008, respectively. In asessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We consider the scheduled reversals of deferred tax liabilities and carryback opportunities in making the assessment of the necessity of a valuation allowance. At March 31, 2009 and December 31, 2008, the Company determined a valuation allowance was necessary, largely based on the evidence represented by a cumulative loss in the most recent three-year period. In addition, general uncertainty surrounding future economic and business conditions has increased the potential volatility and uncertainty of projected earnings. We evaluate our deferred tax assets and the related valuation allowance quarterly.

        In February 2009, we received proceeds from a lawsuit filed in July 2008 on a bond insuring the Bank for up to $7.5 million against fraudulent losses related to TransLand Financial Services, a Florida-based mortgage broker. The $7.5 million insurance claim was recorded as a receivable during the quarter ended September 30, 2007.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $3.1 billion at March 31, 2009, an increase of $22.3 million, or 0.7%, compared to $3.0 billion at December 31, 2008. The increase in total liabilities was primarily attributable to an increase in deposits.

        Deposits. Deposits increased $36.3 million, or 1.6%, to $2.3 billion at March 31, 2009 compared to December 31, 2008.

(Dollars in thousands)	March 31, 2009	December 31, 2008	Increase (Decrease)	% Change
Noninterest-bearing checking	$157,950	$149,597	$8,353	5.58%
Savings	221,129	204,494	16,635	8.13
Interest-bearing checking	347,655	327,361	20,294	6.20
Money market	247,483	249,714	(2,231)	(0.89)
Time deposits	1,369,364	1,376,126	(6,762)	(0.49)

Total deposits	$2,343,581	$2,307,292	$36,289	1.57%

        Our transaction accounts (checking, savings and money market) totaled $974.2 million at March 31, 2009, an increase of $43.1 million, or 4.6%, compared to $931.2 million at December 31, 2008. The number of transaction accounts increased by a net 327 accounts, or 0.2%, to 136,055 accounts compared to 135,728 accounts at December 31, 2008. The weighted average interest rate of our transaction accounts was 0.64% at March 31, 2009 compared to 0.91% at December 31, 2008. The weighted average interest rate of our time deposits was 3.29% at March 31, 2009 compared to 3.43% at December 31, 2008.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $648.6 million at March 31, 2009, a decrease of $20.2 million, or 3.0%, compared to $668.8 million at December 31, 2008. The decrease in FHLBank advances and other borrowings at March 31, 2009 was primarily attributable to a $15.1 million decline in retail repurchase agreements and the repayment of a $5.0 million FHLBank fixed-rate note payable as it matured during the quarter. We did not have an outstanding balance on our FHLBank line of credit at both March 31, 2009 and December 31, 2008. The weighted average interest rate on our FHLBank advances and other borrowings was 4.35% at March 31, 2009, an increase of five basis points compared to 4.30% at December 31, 2008.

        Accrued Expenses and Other Liabilities. Our accrued expenses and other liabilities totaled $28.8 million at March 31, 2009, a decrease of $3.1 million, or 9.8%, compared to $32.0 million at December 31, 2008. The primary items comprising accrued expenses and other liabilities are deferred compensation agreements, accrued salaries and vacation, loan servicing payments and other miscellaneous accrued expenses.

        Stockholders’ Equity. At March 31, 2009, stockholders’ equity totaled $260.7 million, a decrease of $10.0 million, or 3.7%, compared to $270.6 million at December 31, 2008. The decrease in stockholders’ equity was primarily the result of a net loss of $9.8 million during the three months ended March 31, 2009. We have suspended the payment of our quarterly cash dividend in order to preserve our capital and to comply with the provisions of our supervisory agreement with the OTS.

        On March 20, 2008, we announced that our Board of Directors had authorized the repurchase of up to 1,797,592 shares of our outstanding common stock. There is no stated expiration date for this authorization. We repurchased 25,068 shares of our outstanding common stock to support employee benefit programs during the year ended December 31, 2008. We did not repurchase any shares of our outstanding common stock during the three months ended March 31, 2009. At March 31, 2009, the total remaining common stock repurchase authority was 1,772,524 shares. In accordance with our supervisory agreement with the OTS, we are prohibited from repurchasing our common stock, excluding repurchases to support existing stock-based employee benefit plans, until we receive a written notice of non-objection from the OTS.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

        Net Loss. Net loss for the three months ended March 31, 2009 was $9.8 million, or $0.58 per diluted and basic share, compared to a net loss of $60.9 million, or $3.60 per diluted and basic share, for the three months ended March 31, 2008. The net loss for the three months ended March 31, 2008 included a non-cash, after-tax charge of $42.1 million for the write-off of goodwill originally recorded in connection with the acquisition of UNFC. Our results for the three months ended March 31, 2009 were negatively impacted by provisions for loan losses totaling $12.2 million. Financial performance for the three months ended March 31, 2009 was also negatively impacted by a decline in net interest income due to the tightening of interest rate margins and the nonaccrual of interest on nonperforming loans.

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

        Net interest income, average interest rate spread and net interest margin for the three months ended March 31, 2009 were negatively affected by the decrease in the average yield earned on loans receivable, the decrease in the average balance of loans receivable and the increased balance of our nonperforming loans as we do not recognize interest income on nonperforming loans (loans 90 days or more past due).

        Net interest income before provision for loan losses totaled $16.5 million for the three months ended March 31, 2009, a decrease of $6.6 million, or 28.4%, compared to $23.1 million for the three months ended March 31, 2008. The decrease in net interest income for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily attributable to a 132 basis point decrease in the average yield earned on loans receivable and a $153.9 million decline in the average balance of loans receivable. The decrease in the average yield earned on loans receivable for the three months ended March 31, 2009 was negatively affected by foregone interest on nonperforming loans.

        Our average interest rate spread for the three months ended March 31, 2009 and 2008 was 1.83% and 2.47%, respectively. The decrease in our average interest rate spread was primarily attributable to the decrease in the average yield earned on loans receivable, the decrease in the average balance of loans receivable and an increased balance of nonperforming loans.

        The average yield on interest-earning assets was 4.71% for the three months ended March 31, 2009, a 161 basis point decrease compared to 6.32% for the three months ended March 31, 2008. The decrease in the average yield earned on interest-earning assets for the three months ended March 31, 2009 was primarily related to a decrease in the average yield earned on loans receivable. Our average yield earned on loans receivable for the three months ended March 31, 2009 and 2008 was 5.34% and 6.66%, respectively.

        Our net interest margin (net interest income (annualized) divided by average interest-earning assets) declined to 2.10% for the three months ended March 31, 2009 compared to 2.85% for the three months ended March 31, 2008. The decrease in our net interest margin was attributable to the factors described above.

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

	Three Months Ended March 31,
	2009			2008
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$107,567	$40	0.15%	$187,694	$1,509	3.22%
Funds held at Federal Reserve Bank	168,257	103	0.24	--	--	--
Investment securities (1)	172,879	878	2.03	192,941	2,100	4.35
Mortgage-backed securities	3,956	31	3.13	6,284	69	4.39
Loans receivable (2)	2,703,985	36,091	5.34	2,857,916	47,563	6.66

Total interest-earning assets	3,156,644	37,143	4.71%	3,244,835	51,241	6.32%
Noninterest-earning assets	214,772			248,501

Total assets	$3,371,416			$3,493,336

Interest-bearing liabilities:
Interest-bearing checking accounts	$336,082	$471	0.56%	$327,792	$809	0.99%
Savings accounts	212,691	696	1.31	205,156	1,327	2.59
Money market accounts	246,691	678	1.10	355,416	1,946	2.19
Time deposits	1,412,266	11,701	3.31	1,373,363	16,637	4.85

Total interest-bearing deposits	2,207,730	13,546	2.45	2,261,727	20,719	3.66
FHLBank Topeka advances and
other borrowings	658,040	7,059	4.29	662,236	7,433	4.49

Total interest-bearing liabilities	2,865,770	20,605	2.88%	2,923,963	28,152	3.85%
Noninterest-bearing accounts	152,657			142,996
Other liabilities	82,095			79,973

Total liabilities	3,100,522			3,146,932
Stockholders’ equity	270,894			346,404

Total liabilities and stockholders’ equity	$3,371,416			$3,493,336

Net interest-earning assets	$290,874			$320,872
Net interest income; average
interest rate spread		$16,538	1.83%		$23,089	2.47%
Net interest margin (3)			2.10%			2.85%
Average interest-earning assets to average
interest-bearing liabilities			110.15%			110.97%

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

	Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
	Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Total Increase (Decrease)
Interest income:
Federal funds sold	$(1,015)	$(454)	$(1,469)
Funds held at Federal Reserve Bank	--	103	103
Investment securities	(1,023)	(199)	(1,222)
Mortgage-backed securities	(17)	(21)	(38)
Loans receivable (1)	(9,021)	(2,451)	(11,472)

Total interest income	(11,076)	(3,022)	(14,098)

Interest expense:
Interest-bearing
checking accounts	(359)	21	(338)
Savings accounts	(678)	47	(631)
Money market accounts	(786)	(482)	(1,268)
Time deposits	(5,398)	462	(4,936)

Total interest expense
on deposits	(7,221)	48	(7,173)
FHLBank Topeka advances and
other borrowings	(327)	(47)	(374)

Total interest expense	(7,548)	1	(7,547)

Net change in net interest income	$(3,528)	$(3,023)	$(6,551)

(1) Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.

        Interest Income. Our total interest income for the three months ended March 31, 2009 was $37.1 million, a decrease of $14.1 million, or 27.5%, compared to $51.2 million for the three months ended March 31, 2008. Interest income on loans receivable totaled $36.1 million for the three months ended March 31, 2009, a decrease of $11.5 million, or 24.1%, compared to $47.6 million for the three months ended March 31, 2008. The average balance of loans receivable decreased $153.9 million, or 5.4%, to $2.7 billion for the three months ended March 31, 2009 compared to $2.9 billion for the three months ended March 31, 2008. The average yield earned on loans receivable declined to 5.34% for the three months ended March 31, 2009 compared to 6.66% for the three months ended March 31, 2008.

        The decrease in interest income for the three months ended March 31, 2009 compared to the same period one year ago was primarily attributable to the decline in the average yield earned on loans receivable. Additionally, interest income on loans receivable was negatively affected by an increased balance of nonperforming loans as we do not recognize interest income on loans 90 days or more past due. At March 31, 2009 our nonperforming loans totaled $159.9 million, an increase of $32.8 million, or 25.8%, compared to $127.1 million at March 31, 2008.

        Interest Expense. Our total interest expense for the three months ended March 31, 2009 was $20.6 million, a decrease of $7.5 million, or 26.8%, compared to $28.2 million for the three months ended March 31, 2008. Interest expense on deposits totaled $13.5 million for the three months ended March 31, 2009, a decrease of $7.2 million, or 34.6%, compared to $20.7 million for the three months ended March 31, 2008. The average balance of our interest-bearing deposits declined $54.0 million, or 2.4%, to $2.2 billion for the three months ended March 31, 2009 compared to $2.3 billion for the three months ended March 31, 2008. The average rate paid on interest-bearing deposits was 2.45% and 3.66% for the three months ended March 31, 2009 and 2008, respectively. Interest expense on FHLBank advances and other borrowings declined $374,000, or 5.0%, to $7.1 million for the three months ended March 31, 2009 compared to $7.4 million for the three months ended March 31, 2008. The average balance of our FHLBank advances and other borrowings totaled $658.0 million for the three months ended March 31, 2009, a decrease of $4.2 million, or 0.6%, compared to $662.2 million for the three months ended March 31, 2008. The average rate paid on FHLBank advances and other borrowings was 4.29% and 4.49% for the three months ended March 31, 2009 and 2008, respectively. Additionally, the average balance of our interest-bearing liabilities totaled $2.9 billion for the three months ended March 31, 2009, a decrease of $58.2 million, or 2.0%, compared to the three months ended March 31, 2008.

        The decrease in interest expense for the three months ended March 31, 2009 compared to the same period one year ago was primarily attributable to the decrease in the average rate paid on deposits.

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

        We recorded a provision for loan losses of $12.2 million for the three months ended March 31, 2009 compared to $39.9 million for the three months ended March 31, 2008, a decrease of $27.8 million or 69.5%. During the three months ended March 31, 2008, we charged off $24.4 million of our allowance for loan losses related to loans which were reclassified to loans held for sale. Our provision for loan losses for the three months ended March 31, 2009 was primarily attributable to the following:

•	Nonperforming Loans – Nonperforming loans (loans 90 or more days delinquent) totaled $159.9 million at March 31, 2009, an increase of $32.8 million , or 25.8%, compared to $127.1 million at March 31, 2008.

•	Delinquent Loans – Delinquent loans (loans 30-89 days delinquent) totaled $97.9 million at March 31, 2009, an increase of $48.8 million, or 99.5%, compared to $49.1 million at March 31, 2008.

•	Impaired Loans – Impaired loans totaled $201.2 million at March 31, 2009, an increase of $54.4 million, or 37.1%, compared to $146.8 million at March 31, 2008. The decrease in our allowance for loan losses at March 31, 2009 was primarily attributable to $12.2 million of charge-offs of allowances established in prior periods associated with impaired loans.

•	Qualitative Factors – As discussed above, our analysis of the allowance for loan losses and the associated provision for loan losses includes several qualitative factors. During 2007 and 2008 and the first three months of 2009, our provision for loan losses has been negatively affected by the economic conditions prevalent in most areas of the United States which has in many cases negatively affected the value of the collateral securing loans. Our provision for loan losses has also been affected by the upward trending of delinquent, nonperforming and impaired loans as well as our levels of charge-offs and recoveries.

        We anticipate that our provision for loan losses may continue to have a negative effect on earnings due to general economic conditions which have had a significant impact on real estate values. With further deterioration of general economic conditions, we would also expect that our current levels of delinquent, nonperforming and impaired loans may increase in 2009 which would result in additional provisions for loan losses.

        Noninterest Income. Noninterest income for the three months ended March 31, 2009 was $8.2 million, a decrease of $50,000, or 0.6%, compared to the three months ended March 31, 2008.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2009	2008	(Decrease)	% Change
Deposit account fees and service charges	$3,996	$3,784	$212	5.60%
Debit card fees	1,014	945	69	7.30
Lending fees and service charges	(230)	383	(613)	(160.05)
Mortgage servicing rights valuation adjustments	(2,230)	(206)	(2,024)	982.52
Commissions and management fee income	1,340	1,569	(229)	(14.60)
Loss from real estate operations, net	(341)	(107)	(234)	218.69
Net gain (loss) on sales of:
Loans held for sale	4,518	1,254	3,264	260.29
Other real estate owned	(78)	(18)	(60)	333.33
Other operating income	200	635	(435)	(68.50)

Total noninterest income	$8,189	$8,239	$(50)	(0.61	) %

        Noninterest income for the three months ended March 31, 2009 includes a $3.3 million increase in gains on the sale of loans held for sale which was partially offset by a $2.0 million increase in our mortgage servicing right valuation allowance. The increase in our mortgage servicing right valuation allowance is primarily due to projected increases in loan prepayments due to increased refinancing activity.

        Noninterest Expense. Our noninterest expense decreased by $42.2 million, or 65.4%, to $22.4 million for the three months ended March 31, 2009 compared to $64.6 million for the three months ended March 31, 2008.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2009	2008	(Decrease)	% Change
Employee compensation	$8,637	$8,947	$(310)	(3.46	) %
Employee benefits	1,368	1,513	(145)	(9.58)
Payroll taxes	808	934	(126)	(13.49)
Management Recognition and Retention Plan	49	726	(677)	(93.25)
Employee Stock Ownership Plan	81	565	(484)	(85.66)
2003 Stock Option Plan	12	513	(501)	(97.66)
Goodwill impairment	--	42,101	(42,101)	(100.00)
Occupancy, net	2,452	2,376	76	3.20
Data processing	439	657	(218)	(33.18)
Advertising	706	1,113	(407)	(36.57)
Federal Deposit Insurance Corporation insurance premium	2,171	143	2,028	1,418.18
Legal services	745	366	379	103.55
Core deposit intangible asset amortization	321	390	(69)	(17.69)
Professional services	309	494	(185)	(37.45)
Other	4,261	3,758	503	13.38

Total noninterest expense	$22,359	$64,596	$(42,237)	(65.39	) %

        The decrease in noninterest expense for the three months ended March 31, 2009 compared to the same period one year ago was primarily attributable to a $42.1 million goodwill impairment charge recognized during the three months ended March 31, 2008. The increase in our Federal Deposit Insurance Corporation (“FDIC”) insurance premium was primarily attributable to increased deposit insurance assessments rates set forth by the FDIC to replenish the Deposit Insurance Fund and increase the deposit insurance reserve ratio.

        Income Tax Expense(Benefit). Our income tax expense was $8,000 for the three months ended March 31, 2009 compared to an income tax benefit of $12.3 million for the three months ended March 31, 2008. The increase in our income tax expense for the three months ended March 31, 2009 was primarily associated to no tax benefit being realized due to the current net operating loss carry-back rules. Tax benefits are not available to the Company as long as we remain in a net loss position.

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

        We actively manage our liquidity in an effort to maintain an adequate liquidity margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. Our liquidity level may vary throughout the year, depending on economic conditions, deposit fluctuations and loan funding needs. As of March 31, 2009, we believe we have adequate liquidity to fund the daily operations of the Bank for the foreseeable future.

        During the three months ended March 31, 2009, net cash provided by operating activities was $2.5 million. Net cash provided by investing activities during the three months ended March 31, 2009 was $37.9 million and primarily related to cash inflows from matured investment securities, loan payoffs and periodic payments and the redemption of FHLBank Topeka stock partially offset by the purchase of available for sale investment and mortgage-backed securities. Net cash provided by financing activities was $25.2 million for the three months ended March 31, 2009 and consisted primarily of cash inflows from increased deposits partially offset by decreases in our retail repurchase agreement and the repayment of a FHLBank advance.

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

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
June 30, 2009	$243,597	3.26%
September 30, 2009	353,682	3.21
December 31, 2009	386,197	3.54
March 31, 2010	321,595	3.03

Total time deposits maturing during the next 12 months	$1,305,071	3.27%

        We anticipate that a large portion of the maturing time deposits will be renewed with us.

        The average balance of our FHLBank advances and other borrowings was $658.0 million for the three months ended March 31, 2009 compared to $662.2 million for the three months ended March 31, 2008. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to our collateral agreement with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for our FHLBank advances. Under our collateral agreement with the FHLBank, our borrowing capacity at March 31, 2009 was $681.4 million. Other collateral can be pledged in the event additional borrowing capacity is required.

        The following table details FHLBank advances that are scheduled to mature during 2009:

(Dollars in thousands)	Amount of Advance	Interest Rate
Month Advance is Scheduled to Mature:
June 2009	50,000	5.55
June 2009	25,000	5.45

Total advances scheduled to mature / weighted average rate	$75,000	5.52%

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We believe we have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2009, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at March 31, 2009	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
FHLBank Topeka advances
and other borrowings	$648,623	$89,102	$40,000	$25,300	$494,221
Recourse obligations on assets	21,443	21,443	--	--	--
Annual rental commitments under non-
cancellable operating leases	3,235	831	899	443	1,062

Total contractual obligations	673,301	111,376	40,899	25,743	495,283

Lending commitments:
Commitments to originate loans	113,203	113,203	--	--	--
Commitments to sell loans	(193,012)	(193,012)	--	--	--
Commitments to purchase loans	137,380	137,380	--	--	--
Loans in process (1)	151,691	63,306	88,385	--	--
Standby letters of credit	2,105	2,105	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	91,673	91,673	--	--	--
Business loans	153,466	153,466	--	--	--
Consumer loans	119,423	119,423	--	--	--

Total lending commitments and
unused lines of credit	575,929	487,544	88,385	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$1,249,230	$598,920	$129,284	$25,743	$495,283

(1) Loans in process represents the undisbursed portion of construction and land development loans.

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At March 31, 2009, the maximum total dollar amount of such recourse was approximately $21.4 million. Based on historical experience, at March 31, 2009, we established a liability of $710,000 with respect to this recourse obligation. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, special purpose entities.

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

        The Company has agreed with the OTS to contribute additional capital above levels previously required for the Bank to be deemed “well-capitalized” for regulatory purposes. During the year ended December 31, 2008, the Company contributed $29.1 million to the Bank. In addition, the OTS has required that the Bank maintain a ratio of 11.0% with respect to total risk-based capital to risk-weighted assets and a ratio of 8.5% with respect to core (Tier 1) capital. As of March 31, 2009, the Bank exceeded these elevated ratios mandated by the OTS. The actual capital amounts and ratios at March 31, 2009 and December 31, 2008 are presented in the following table:

	Actual		For Capital Adequacy Purposes		Required Capital Per Office of Thrift Supervision Directive
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2009:
Total risk-based capital
(to risk-weighted assets)	$319,123	11.4%	$223,171	8.0%	$306,860	11.0%
Tier 1 capital (to adjusted
tangible assets)	283,950	8.6	132,895	4.0	282,402	8.5
Tangible capital (to
tangible assets)	283,950	8.6	49,836	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	283,950	10.2	111,586	4.0	167,378	6.0
At December 31, 2008:
Total risk-based capital
(to risk-weighted assets)	$329,787	11.6%	$228,357	8.0%	$313,991	11.0%
Tier 1 capital (to adjusted
tangible assets)	293,766	8.9	132,419	4.0	281,390	8.5
Tangible capital (to
tangible assets)	293,766	8.9	49,657	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	293,766	10.3	114,179	4.0	171,268	6.0

        In the event that we continue to incur losses, this will significantly reduce our ability to satisfy the minimum capital requirements applicable to us. At March 31, 2009, we had $12.3 million and $1.5 million of total risk-based capital and Tier 1 capital, respectively, in excess of the minimum amounts required by the OTS under our supervisory agreement. There are several actions we could take to further our ability to maintain minimum levels of regulatory capital in the event of further deterioration in our business. However, there can be no assurance that any or all of these actions would allow us to satisfy our capital requirements.

Selected Financial Data

(Dollars in thousands, except per share data)	At March 31, 2009	At December 31, 2008	At September 30, 2008	At March 31, 2008
SELECTED STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents	$315,452	$249,859	$123,726	$223,437
Investment securities	124,442	137,712	163,165	118,495
Net loans after allowance for loan losses	2,671,191	2,719,000	2,714,742	2,808,005
Total assets	3,330,237	3,317,945	3,216,747	3,376,583
Deposits	2,343,581	2,307,292	2,206,819	2,355,739
FHLBank Topeka advances and other borrowings	648,623	668,849	677,382	667,993
Stockholders’ equity	260,650	270,613	273,737	285,168

	For the Three Months Ended
	March 31, 2009	December 31, 2008	September 30, 2008	March 31, 2008
SELECTED STATEMENT OF OPERATIONS DATA:
Total interest income	$37,143	$40,861	$43,756	$51,241
Total interest expense	20,605	21,301	21,884	28,152

Net interest income	16,538	19,560	21,872	23,089
Provision for loan losses	12,163	10,848	5,973	39,940

Net interest income (loss) after provision
for loan losses	4,375	8,712	15,899	(16,851)

Total noninterest income	8,189	7,279	8,919	8,239
Total noninterest expense	22,359	19,461	21,523	64,596

Income (loss) before income taxes	(9,795)	(3,470)	3,295	(73,208)
Income tax expense (benefit)	8	283	1,156	(12,279)

Net income (loss)	$(9,803)	$(3,753)	$2,139	$(60,929)

Net income (loss) per common share, basic	$(0.58)	$(0.22)	$0.13	$(3.60)
Net income (loss) per common share, diluted	$(0.58)	$(0.22)	$0.13	$(3.60)
Dividends declared per common share	$--	$--	$--	$0.08

SELECTED OPERATING RATIOS:
Average yield on interest-earning assets	4.71%	5.39%	5.84%	6.32%
Average rate on interest-bearing liabilities	2.88%	3.09%	3.20%	3.85%
Average interest rate spread	1.83%	2.30%	2.64%	2.47%
Net interest margin	2.10%	2.58%	2.92%	2.85%
Average interest-earning assets to
average interest-bearing liabilities	110.15%	109.81%	109.74%	110.97%
Net interest income (loss) after provision for
loan losses to noninterest expense	19.57%	44.77%	73.87%	-26.09%
Total noninterest expense to average assets	2.65%	2.39%	2.67%	7.40%
Efficiency ratio (1)	89.13%	71.31%	68.68%	204.95%
Return on average assets	-1.16%	-0.46%	0.27%	-6.98%
Return on average equity	-14.47%	-5.49%	3.12%	-70.36%
Average equity to average assets	8.04%	8.40%	8.50%	9.92%

SELECTED ASSET QUALITY RATIOS:
Nonperforming loans as a percentage of net loans	5.86%	5.11%	5.08%	4.40%
Nonperforming assets as a percentage of total assets	6.33%	5.41%	4.97%	4.14%
Allowance for loan losses as a percentage of net loans	2.17%	2.27%	2.27%	2.72%

(1) Efficiency ratio is calculated as total noninterest expense, less amortization expense of intangible assets, as a percentage of the sum of net interest income and noninterest income.

Recent Accounting Developments

        For a discussion regarding accounting pronouncements, interpretations, exposure drafts and other formal accounting guidance and the impact of these on our financial condition and results of operations, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2008. The following discussion identifies certain recently issued accounting guidance.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). The objective of this statement is to enhance disclosures to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Under SFAS No. 161, entities will be required to provide enhanced disclosures about how and why an entity utilizes derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

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

        In April 2009, the FASB issued Staff Position 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The proposed FASB Staff Position (“FSP”), while emphasizing that the objective of fair value measurement described in SFAS No. 157, Fair Value Measurements, remains unchanged, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly. This FSP reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. This FSP identifies factors to be considered when determining whether or not a market is inactive. This FSP is effective as of June 30, 2009, with early adoption permitted as of March 31, 2009. We did not elect to early-adopt this FSP, and are currently evaluating the impact of adoption on our consolidated financial statements, but we do not anticipate that adoption will have a material impact.

        In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether impairment of debt securities is other-than-temporary. This FSP requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (a) that it does not intend to sell the security and (b) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings. Upon adoption of this FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. This FSP is effective as of June 30, 2009, with early adoption permitted as of March 31, 2009. We did not elect to early-adopt this FSP, and are currently evaluating the impact of adoption on our consolidated financial statements, but we do not anticipate that adoption will have a material impact.

        In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This proposed FSP would amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in all interim financial statements. Once adopted, the disclosures required by this FSP are to be provided prospectively. This FSP’s requirements would be effective as of June 30, 2009, with early adoption permitted as of March 31, 2009. We did not elect to early-adopt this FSP, and expect to provide the required disclosures as of June 30, 2009.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

        For a discussion of our asset and liability management policies as well as the methods used to manage our exposure to the risk of loss from adverse changes in market prices and interest rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in our market risk position since our prior disclosures.

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

Item 1A – Risk Factors.

        There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

There were no repurchases of common stock during the three months ended March 31, 2009.

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

TIERONE CORPORATION
Date: May 6, 2009	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: May 6, 2009	By:/s/ Eugene B. Witkowicz
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