Form 10-Q
period 2009-06-30
TIERONE CORP
filed 2009-08-10
CIK 1170605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Registrant is not yet required to provide financial disclosure in Interactive Data File format).

Yes No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No

As of August 5, 2009 there were 18,034,474 issued and outstanding shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

		Page
Item 1 -	Financial Statements	4
Item 2 -	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	30
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	72
Item 4 -	Controls and Procedures	72

PART II - OTHER INFORMATION

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. In addition to risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, risks and uncertainties that could result in material variations include, but are not limited to:

•	General economic conditions and trends, either nationally or in some or all of the areas in which we and our customers conduct our businesses;
•	Changes in interest rates or other competitive factors which could affect net interest margins and result in a change in net interest income and noninterest income;
•	Changes in deposit flows, and in the demand for deposits, loans, investment products and other financial services in the markets we serve;
•	Changes in the quality or composition of our loan portfolio, or the unanticipated further deterioration of our loan portfolio;
•	Changes in our underlying assumptions or any unanticipated issues that could impact management’s judgment regarding our allowance and provisions for loan losses, which could cause our existing allowance for loan losses to be inadequate;
•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolios;
•	Changes in the financial or operating performance of our customers’ businesses;
•	Issues associated with unanticipated increases in the levels of losses, customer bankruptcies, claims and assessments;
•	Our timely development of new lines of business and competitive products or services within our existing lines of business in a changing environment, and the acceptance of such products or services by our customers;
•	Any interruption or breach of security resulting in failures or disruption in customer account management, general ledger, deposit operations, lending or other systems;
•	Changes in fiscal, monetary, regulatory, trade and tax policies and laws;
•	Increased competitive challenges and expanding product and pricing pressures among financial institutions;
•	Changes in accounting policies or procedures as may be required by various regulatory agencies;
•	Changes in consumer spending and savings habits;
•	Unanticipated issues related to our ability to achieve expected results pursuant to our plan to address asset quality, restore long-term profitability and increase capital;
•	Changes in liquidity levels in capital markets;
•	Unanticipated events related to the supervisory agreement or actions by regulators, including any failure to meet enhanced regulatory capital requirements; and
•	Other factors discussed in documents we may file with the Securities and Exchange Commission from time to time.

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

Item 1 – Financial Statements

TierOne Corporation and Subsidiaries
Consolidated Statements of Financial Condition
June 30, 2009 (Unaudited) and December 31, 2008

(Dollars in thousands, except per share data)	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$51,444	$73,567
Funds held at Federal Reserve Bank	233,962	29,292
Federal funds sold	--	147,000

Total cash and cash equivalents	285,406	249,859

Investment securities:
Held to maturity, at cost which approximates fair value	36	48
Available for sale, at fair value	102,217	137,664
Mortgage-backed securities, available for sale, at fair value	6,864	3,133
Loans receivable:
Net loans (includes loans held for sale of $16,856 and $13,917
at June 30, 2009 and December 31, 2008, respectively)	2,605,988	2,782,220
Allowance for loan losses	(59,417)	(63,220)

Net loans after allowance for loan losses	2,546,571	2,719,000

FHLBank Topeka stock, at cost	39,743	47,011
Premises and equipment, net	33,804	35,316
Accrued interest receivable	13,330	16,886
Other real estate owned and repossessed assets, net	68,265	37,236
Other intangible assets, net	4,080	4,722
Mortgage servicing rights, net	18,532	14,806
Other assets	41,705	52,264

Total assets	$3,160,553	$3,317,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,251,341	$2,307,292
FHLBank Topeka advances and other borrowings	580,299	668,849
Advance payments from borrowers for taxes, insurance and
other escrow funds	52,665	34,064
Accrued interest payable	4,869	5,158
Accrued expenses and other liabilities	26,949	31,969

Total liabilities	2,916,123	3,047,332

Stockholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value. 60,000,000 shares authorized;
22,575,075 issued at June 30, 2009 and December 31, 2008;
18,034,474 and 18,034,878 shares outstanding at
June 30, 2009 and December 31, 2008, respectively	226	226
Additional paid-in capital	366,208	367,028
Retained earnings (deficit), substantially restricted	(8,528)	17,364
Treasury stock, at cost; 4,540,601 and 4,540,197 shares at
June 30, 2009 and December 31, 2008, respectively	(105,207)	(105,206)
Unallocated common stock held by Employee Stock
Ownership Plan	(7,901)	(8,654)
Accumulated other comprehensive loss, net	(368)	(145)

Total stockholders’ equity	244,430	270,613

Total liabilities and stockholders’ equity	$3,160,553	$3,317,945

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Interest income:
Loans receivable	$34,656	$43,757	$70,747	$91,320
Investment securities	710	1,710	1,619	3,879
Other interest-earning assets	179	448	322	1,957

Total interest income	35,545	45,915	72,688	97,156

Interest expense:
Deposits	11,883	15,696	25,429	36,415
FHLBank Topeka advances and other borrowings	6,732	7,376	13,791	14,809

Total interest expense	18,615	23,072	39,220	51,224

Net interest income	16,930	22,843	33,468	45,932
Provision for loan losses	21,681	27,694	33,844	67,634

Net interest loss after provision for loan losses	(4,751)	(4,851)	(376)	(21,702)

Noninterest income:
Fees and service charges	6,645	6,316	9,521	11,846
Debit card fees	1,071	1,044	2,085	1,989
Loss from real estate operations, net	(601)	(125)	(942)	(232)
Loss on impairment of securities	--	(594)	--	(594)
Net gain (loss) on sales of:
Loans held for sale	4,199	129	8,717	1,383
Other real estate owned	(45)	(4)	(123)	(22)
Other operating income	469	251	669	886

Total noninterest income	11,738	7,017	19,927	15,256

Noninterest expense:
Salaries and employee benefits	10,775	11,434	21,730	24,632
Goodwill impairment	--	--	--	42,101
Occupancy, net	2,389	2,504	4,841	4,880
Data processing	424	610	863	1,267
Advertising	373	925	1,079	2,038
Federal Deposit Insurance Corporation insurance premium	3,402	659	5,573	802
Legal services	723	780	1,468	1,149
Other operating expense	4,983	5,147	9,874	9,786

Total noninterest expense	23,069	22,059	45,428	86,655

Loss before income taxes	(16,082)	(19,893)	(25,877)	(93,101)
Income tax expense (benefit)	7	(7,194)	15	(19,473)

Net loss	$(16,089)	$(12,699)	$(25,892)	$(73,628)

Net loss per common share, basic	$(0.95)	$(0.75)	$(1.53)	$(4.36)

Net loss per common share, diluted	$(0.95)	$(0.75)	$(1.53)	$(4.36)

Dividends declared per common share	$--	$0.04	$--	$0.12

Average common shares outstanding, basic (000’s)	16,994	16,864	16,966	16,882

Average common shares outstanding, diluted (000’s)	16,994	16,864	16,966	16,882

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-In-Capital	Retained Earnings (Deficit), Substantially Restricted	Treasury Stock	Unallocated Common Stock Held by the Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss, Net	Total Stockholders’s Equity
Balance at December 31, 2007	$226	$366,042	$94,630	$(105,008)	$(10,159)	$(141)	$345,590

Common stock earned by employees
in Employee Stock Ownership Plan	--	155	--	--	753	--	908
Amortization of awards under the
Management Recognition and
Retention Plan	--	954	--	--	--	--	954
Amortization of stock options under
2003 Stock Option Plan	--	661	--	--	--	--	661
Repurchase of common stock
(23,812 shares)	--	--	--	(216)	--	--	(216)
Treasury stock reissued under 2003
Stock Option Plan	--	(5)	--	23	--	--	18
Excess tax expense realized from stock-
based compensation plans	--	(459)	--	--	--	--	(459)
Dividends paid ($0.12 per common share)	--	--	(2,069)	--	--	--	(2,069)
Comprehensive loss:
Net loss	--	--	(73,628)	--	--	--	(73,628)
Change in unrealized loss on
available for sale securities, net of
tax	--	--	--	--	--	(15)	(15)

Total comprehensive loss	--	--	(73,628)	--	--	(15)	(73,643)

Balance at June 30, 2008	$226	$367,348	$18,933	$(105,201)	$(9,406)	$(156)	$271,744

Balance at December 31, 2008	$226	$367,028	$17,364	$(105,206)	$(8,654)	$(145)	$270,613

Common stock earned by employees
in Employee Stock Ownership Plan	--	(591)	--	--	753	--	162
Amortization of awards under the
Management Recognition and
Retention Plan	--	99	--	--	--	--	99
Amortization of stock options under
2003 Stock Option Plan	--	25	--	--	--	--	25
Repurchase of common stock
(404 shares)	--	--	--	(1)	--	--	(1)
Excess tax expense realized from stock-
based compensation plans	--	(353)	--	--	--	--	(353)
Comprehensive loss:
Net loss	--	--	(25,892)	--	--	--	(25,892)
Change in unrealized loss on
available for sale securities, net of
tax	--	--	--	--	--	(223)	(223)

Total comprehensive loss	--	--	(25,892)	--	--	(223)	(26,115)

Balance at June 30, 2009	$226	$366,208	$(8,528)	$(105,207)	$(7,901)	$(368)	$244,430

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(25,892)	$(73,628)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net premium amortization (discount accretion) of
investment and mortgage-backed securities	25	(1,342)
Premises and equipment depreciation and amortization	1,905	2,032
Amortization of other intangible assets	642	780
Accretion of discount on FHLBank Topeka advances	(127)	(128)
Employee Stock Ownership Plan compensation expense	162	908
2003 Management Recognition and Retention Plan compensation expense	99	954
2003 Stock Option Plan compensation expense	25	661
Net amortization of premiums (accretion of discounts) on net loans	743	(391)
FHLBank Topeka stock dividend	(532)	(1,365)
Deferred income tax expense (benefit)	(113)	1,174
Goodwill impairment	--	42,101
Impairment of investment securities	--	594
Provision for loan losses	33,844	67,634
Provision for other real estate owned losses	861	836
Provision for valuation allowance on net deferred tax assets	9,845	--
Mortgage servicing rights originated, net	(4,851)	(1,692)
Mortgage servicing rights valuation allowance	1,125	11
Proceeds from sales of loans held for sale	570,067	243,665
Originations and purchases of loans held for sale	(564,289)	(247,363)
Excess tax expense from stock-based compensation plans	353	459
Net (gain) loss on sales of:
Loans held for sale	(8,717)	(1,383)
Other real estate owned	123	22
Premises and equipment	4	4
Changes in certain assets and liabilities:
Accrued interest receivable	3,556	3,439
Other assets	1,102	(20,671)
Accrued interest payable	(289)	(1,586)
Accrued expenses and other liabilities	(5,373)	(3,569)

Net cash provided by operating activities	14,298	12,156

Cash flows from investing activities:
Purchase of investment and mortgage-backed securities, available for sale	(94,019)	(260,346)
Proceeds from maturities of investment securities, available for sale	123,260	215,159
Proceeds from principal repayments of investment and mortgage-backed
securities, available for sale and held to maturity	2,123	2,493
Decrease in loans receivable	104,437	93,509
Redemption of FHLBank Topeka stock	7,800	--
Additions to premises and equipment	(559)	(763)
Proceeds from sale of premises and equipment	3	--
Proceeds from sale of other real estate owned and repossessed assets	4,331	2,278

Net cash provided by investing activities	147,376	52,330

See accompanying notes to consolidated financial statements.

TierOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Cash flows from financing activities:
Net decrease in deposits	$(55,951)	$(200,789)
Net advances (repayments) on FHLBank Topeka line of credit, short-term
advances and other borrowings	(8,306)	1,749
Repayments of FHLBank Topeka long-term advances and other borrowings	(80,117)	(25,111)
Net increase in advances from borrowers for taxes, insurance and
other escrow funds	18,601	2,832
Repurchase of common stock	(1)	(216)
Dividends paid on common stock	--	(2,069)
Excess tax expense from stock-based compensation plans	(353)	(459)
Proceeds from the exercise of stock options	--	18

Net cash used in financing activities	(126,127)	(224,045)

Net increase (decrease) in cash and cash equivalents	35,547	(159,559)
Cash and cash equivalents at beginning of period	249,859	241,461

Cash and cash equivalents at end of period	$285,406	$81,902

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$39,509	$52,810
Income taxes, net of refunds	$--	$--

Noncash investing activities:
Transfers from loans to real estate owned and other assets through foreclosure	$36,344	$12,396
Loss on impairment of securities	$--	$594

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

        The accompanying interim consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results for interim periods. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not include all of the information and notes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire calendar year 2009.

        We have reviewed subsequent events occurring through August 10, 2009, which represents the date of the filing of the financial statements with the SEC, and no subsequent events occurred requiring accrual or disclosure.

        As used in this report, unless the context otherwise requires, the terms “we,” “us,” or “our” refer to the Company and the Bank.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Earnings Per Share

        Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Diluted earnings per share is computed after giving consideration to the weighted average dilutive effect of our 2003 Stock Option Plan shares and 2003 Management Recognition and Retention Plan shares. All stock options are assumed to be 100% vested for purposes of EPS computations. Due to our net loss for the three and six month periods ended June 30, 2009 and 2008, no potentially dilutive shares were included in the loss per share calculations since including such shares would be anti-dilutive. The following table is a reconciliation of basic and diluted EPS:

	For the Three Months Ended June 30,
	2009		2008
(In thousands, except per share data)	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Net loss	$(16,089)	$(16,089)	$(12,699)	$(12,699)

Total weighted average basic common shares outstanding	16,994	16,994	16,864	16,864
Effect of dilutive securities:
2003 Stock Option Plan		--		--
2003 Management Recognition and Retention Plan		--		--

Total weighted average basic and diluted
common shares outstanding	16,994	16,994	16,864	16,864

Net loss per common share	$(0.95)	$(0.95)	$(0.75)	$(0.75)

	For the Six Months Ended June 30,
	2009		2008
(In thousands, except per share data)	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Net loss	$(25,892)	$(25,892)	$(73,628)	$(73,628)

Total weighted average basic common shares outstanding	16,966	16,966	16,882	16,882
Effect of dilutive securities:
2003 Stock Option Plan		--		--
2003 Management Recognition and Retention Plan		--		--

Total weighted average basic and diluted
common shares outstanding	16,966	16,966	16,882	16,882

Net loss per common share	$(1.53)	$(1.53)	$(4.36)	$(4.36)

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 — Investment and Mortgage-Backed Securities

        Investment Security Composition. The amortized cost, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
	Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$36	$--	$--	$36

Available for sale:
Mortgage-backed securities	6,809	69	14	6,864
United States Government securities and
agency obligations	89,012	117	--	89,129
Corporate securities	3,535	--	105	3,430
Municipal obligations	5,375	24	18	5,381
Agency equity securities	8	8	--	16
Asset Management Fund - ARM Fund	4,907	--	646	4,261

Total investment and mortgage-backed
securities, available for sale	$109,646	$218	$783	$109,081

	December 31, 2008
	Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Municipal obligations	$48	$--	$--	$48

Available for sale:
Mortgage-backed securities	3,114	46	27	3,133
United States Government securities and
agency obligations	119,811	264	4	120,071
Corporate securities	3,548	--	21	3,527
Municipal obligations	9,635	32	15	9,652
Agency equity securities	8	--	--	8
Asset Management Fund - ARM Fund	4,907	--	501	4,406

Total investment and mortgage-backed
securities, available for sale	$141,023	$342	$568	$140,797

        Unrealized Losses. The summary of available-for-sale investment and mortgage-backed securities shows that some of the securities in the available-for-sale portfolio had unrealized losses, or were temporarily impaired, as of June 30, 2009 and December 31, 2008. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of the impairment period.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2009:
U.S. Government securities and
agency obligations	$--	$--	$--	$--	$--	$--
Corporate securities	--	--	3,430	105	3,430	105
Municipal obligations	486	17	26	1	512	18
Asset Management Fund - ARM Fund	4,261	646	--	--	4,261	646
Mortgage-backed securities	982	14	--	--	982	14

Total temporarily impaired securities	$5,729	$677	$3,456	$106	$9,185	$783

At December 31, 2008:
U.S. Government securities and
agency obligations	$5,004	$4	$--	$--	$5,004	$4
Corporate securities	3,548	21	--	--	3,548	21
Municipal obligations	1,475	15	--	--	1,475	15
Asset Management Fund - ARM Fund	4,907	501	--	--	4,907	501
Mortgage-backed securities	1,484	12	501	15	1,985	27

Total temporarily impaired securities	$16,418	$553	$501	$15	$16,919	$568

        We do not believe that the investment securities that were in an unrealized loss position at June 30, 2009 represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. We had two securities with unrealized losses totaling $106,000 for 12 consecutive months or longer as of June 30, 2009. The unrealized losses at June 30, 2009 are believed to be temporarily impaired in value. Impairment is deemed temporary if the positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable time period outweighs negative evidence to the contrary. At June 30, 2009, we had the ability and intent to hold these securities until maturity or for the period necessary to recover the unrealized losses. Losses on impairment of securities totaled zero and $594,000 for both of the three- and six-month periods ended June 30, 2009 and 2008, respectively.

        Contractual Maturities. The table below presents an analysis of the contractual maturities of our investment securities at June 30, 2009. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are disclosed separately in the table below as these investments may prepay prior to their scheduled contractual maturity dates.

	Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
Held to maturity:
Due after one year through five years	$36	$--	$--	$36

Available for sale:
Due in one year or less	74,601	21	646	73,976
Due after one year through five years	26,003	119	105	26,017
Due after five years through ten years	2,225	1	18	2,208
Due after ten years	8	8	--	16

Total available for sale investment securities	$102,837	$149	$769	$102,217

Mortgage-backed securities	$6,809	$69	$14	$6,864

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Loans Receivable

        Loan Portfolio Composition. Loans receivable at June 30, 2009 and December 31, 2008 are summarized in the following table:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to-four family residential (1)	$352,576	12.95%	$384,614	12.99%
Second mortgage residential	67,680	2.48	76,438	2.58
Multi-family residential	207,638	7.62	199,152	6.73
Commercial real estate	351,846	12.92	356,067	12.03
Land and land development	353,973	13.00	396,477	13.39
Residential construction	162,199	5.96	229,534	7.75
Commercial construction	308,691	11.34	360,163	12.16
Agriculture	86,142	3.16	95,097	3.21

Total real estate loans	1,890,745	69.43	2,097,542	70.84

Business	245,389	9.01	250,619	8.46

Agriculture - operating	80,241	2.95	106,429	3.59

Warehouse mortgage lines of credit	158,813	5.83	133,474	4.51

Consumer loans:
Home equity	48,984	1.80	55,355	1.87
Home equity lines of credit	121,755	4.47	126,393	4.27
Home improvement	32,221	1.18	36,747	1.24
Automobile	83,260	3.06	89,202	3.01
Other	61,674	2.27	65,390	2.21

Total consumer loans	347,894	12.78	373,087	12.60

Total loans	2,723,082	100.00%	2,961,151	100.00%

Unamortized premiums, discounts and
deferred loan fees	9,129		9,558
Loans in process (2)	(126,223)		(188,489)

Net loans	2,605,988		2,782,220
Allowance for loan losses	(59,417)		(63,220)

Net loans after allowance for loan losses	$2,546,571		$2,719,000

(1) Includes loans held for sale	$16,856		$13,917

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

        Other Intangible Asset Activity. The changes in the carrying amount of acquired intangible assets for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$4,401	$6,353	$4,722	$6,744
Amortization expense	(321)	(389)	(642)	(780)

Balance at end of period	$4,080	$5,964	$4,080	$5,964

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 — Mortgage Servicing Rights

        In accordance with SFAS No. 156, we utilize the amortization method for all of our mortgage servicing right assets. Therefore, we carry our mortgage servicing rights at the “lower of cost or market” (fair value). Under the amortization method, we amortize mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as a result of newly acquired servicing assets is reported as net gain on sale of loans held for sale in the Consolidated Statements of Operations. Loan servicing fees, net of amortization of mortgage servicing rights, are recorded in fees and service charges in the Consolidated Statements of Operations.

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

        The following are the key assumptions used in measuring the fair values of capitalized mortgage servicing rights and the sensitivity of the fair values to changes in those assumptions:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Serviced loan portfolio balance	$1,885,792	$1,600,715
Fair value	$19,403	$15,853
Prepayment speed	4.07% - 48.62%	5.34% - 49.44%
Weighted average prepayment speed	13.50%	13.57%
Fair value with 10% adverse change	$18,810	$15,302
Fair value with 20% adverse change	$17,901	$14,671
Discount rate	10.00% - 13.50%	10.50% - 14.50%
Weighted average discount rate	10.64%	11.76%
Fair value with 10% adverse change	$19,084	$15,302
Fair value with 20% adverse change	$18,431	$14,870

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Mortgage Servicing Rights Activity. The following table summarizes mortgage servicing rights activity including amortization expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$15,397	$15,461	$14,806	$14,530
Mortgage servicing rights capitalized	4,318	1,666	9,355	4,014
Amortization expense	(2,288)	(1,111)	(4,504)	(2,322)
Valuation adjustment	1,105	195	(1,125)	(11)

Balance at end of period	$18,532	$16,211	$18,532	$16,211

        Mortgage Servicing Rights Valuation Allowance. The valuation allowance on mortgage servicing rights is summarized in the following table for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$(3,585)	$(206)	$(1,355)	$--
Changes in mortgage servicing valuation reserve	1,105	195	(1,125)	(11)

Balance at end of period	$(2,480)	$(11)	$(2,480)	$(11)

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Deposits

        Deposit Composition. Deposits at June 30, 2009 and December 31, 2008 are summarized in the following table:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Weighted Average Rates	Amount	Weighted Average Rates	Amount
Transaction accounts:
Noninterest-bearing checking	--%	$163,620	--%	$149,597
Savings	0.83	223,118	1.60	204,494
Interest-bearing checking	0.35	346,712	0.65	327,361
Money market	0.78	252,726	1.23	249,714

Total transaction accounts	0.51	986,176	0.91	931,166

Total transaction accounts as a
percentage of total deposits		43.80%		40.36%

Time deposits:
0.00% to 0.99%		1,766		67
1.00% to 1.99%		201,009		397
2.00% to 2.99%		205,810		338,428
3.00% to 3.99%		794,488		939,321
4.00% to 4.99%		58,545		88,438
5.00% to 5.99%		3,547		9,475

Total time deposits (1)	3.12	1,265,165	3.43	1,376,126

Total time deposits as a
percentage of total deposits		56.20%		59.64%

Total deposits	1.98%	$2,251,341	2.41%	$2,307,292

(1) We did not have any brokered time deposits at June 30, 2009 or December 31, 2008.

        Time Deposit Maturity. The scheduled maturities of time deposits at June 30, 2009 are presented in the following table:

(Dollars in thousands)	Amount	Percent
Amount Maturing During the 12 Months Ending:
June 30, 2010	$1,200,371	94.88%
June 30, 2011	37,766	2.98
June 30, 2012	11,709	0.93
June 30, 2013	9,258	0.73
June 30, 2014	5,981	0.47
Thereafter	80	0.01

Total time deposits	$1,265,165	100.00%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Time Deposits of $100,000 or More. The following table shows the maturities of our time deposits of $100,000 or more at June 30, 2009 by the time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
September 30, 2009	$95,154	3.26%
December 31, 2009	112,853	3.38
March 31, 2010	74,216	3.13
June 30, 2010	6,633	2.30
Thereafter	11,774	3.72

Total time deposits of $100,000 or more	$300,630	3.27%

        Time Deposits of $250,000 or More. The Emergency Economic Stabilization Act of 2008 included a provision that temporarily raises the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit on non-retirement accounts from $100,000 to $250,000 per account holder per institution. This increase in the insurance coverage limit is effective until December 31, 2013. The following table shows the maturities of our time deposits of $250,000 or more at June 30, 2009 by the time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
September 30, 2009	$21,741	2.80%
December 31, 2009	18,973	3.72
March 31, 2010	10,227	3.24
June 30, 2010	2,028	2.66
Thereafter	3,386	3.33

Total time deposits of $250,000 or more	$56,355	3.22%

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – FHLBank Topeka Advances and Other Borrowings

        At June 30, 2009 and December 31, 2008, we were indebted on notes as shown in the following table:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Permanent fixed-rate notes payable to
the FHLBank Topeka	$3,471	$8,715
Convertible fixed-rate notes payable to
the FHLBank Topeka	525,000	600,000
Retail repurchase agreements	20,900	29,206
Junior subordinated debentures	30,928	30,928

Total FHLBank Topeka advances and
other borrowings	$580,299	$668,849

Weighted average interest rate	4.12%	4.30%

        The convertible fixed-rate notes are convertible to adjustable-rate notes at the option of the FHLBank Topeka (“FHLBank”). We did not have an outstanding balance on our FHLBank line of credit at both June 30, 2009 and December 31, 2008. The line of credit with the FHLBank expires in November 2009. We expect the line of credit agreement to be renewed in the ordinary course of business.

        Pursuant to our collateral agreement with the FHLBank, such advances are secured by our qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans. Our borrowing capacity with the FHLBank at June 30, 2009 was $556.4 million. Other qualifying collateral can be pledged in the event additional borrowing capacity is required.

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

        Stock-Based Employee Compensation Expense. Amounts recognized in the financial statements with respect to our Employee Stock Ownership Plan (“ESOP”) and stock-based employee compensation plans are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Stock-based employee compensation expense:
Employee Stock Ownership Plan	$80	$283	$161	$848
Management Recognition and Retention Plan	50	228	99	954
2003 Stock Option Plan	12	148	25	661

Amount of stock-based compensation expense,
before income tax benefit	$142	$659	$285	$2,463

Amount of related income tax benefit recognized	$--	$220	$--	$757

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(Dollars in thousands, except for share data)	2009	2008	2009	2008
Employee Stock Ownership Plan compensation expense	$80	$283	$161	$848
Employee Stock Ownership Plan shares allocated to employees	940,628	790,128	940,628	790,128
Employee Stock Ownership Plan shares unallocated	865,378	1,015,878	865,378	1,015,878
Fair value of Employee Stock Ownership Plan unallocated shares	$1,783	$4,663	$1,783	$4,663

        Management Recognition and Retention Plan. We established the 2003 Management Recognition and Retention Plan (“MRRP”) which is a stock-based incentive plan. The shares awarded by the MRRP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the market value of our stock as of the date the awards were made. Stockholders approved 903,003 shares to be granted under the MRRP and 85,283 shares are still available for future grants as of June 30, 2009. The following table summarizes shares of our common stock that were subject to award and have been granted pursuant to the MRRP as of June 30, 2009 and 2008:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2009	2008	2009	2008
Nonvested shares outstanding at beginning of period	23,870	168,720	23,870	168,720
Shares granted	--	5,370	--	5,370
Shares vested	(1,074)	(152,720)	(1,074)	(152,720)
Shares forfeited	--	--	--	--

Nonvested shares outstanding at end of period	22,796	21,370	22,796	21,370

        Compensation expense related to the MRRP totaled $50,000 and $228,000 for the three month periods ended June 30, 2009 and 2008, respectively. Compensation expense related to the MRRP totaled $99,000 and $954,000 for the six month periods ended June 30, 2009 and 2008, respectively. The weighted average grant date fair value of outstanding shares awarded by the MRRP was $13.23 and $20.37 at June 30, 2009 and 2008, respectively. As of June 30, 2009, we had $175,000 of total unrecognized employee compensation expense related to unvested MRRP shares which are expected to be recognized over a weighted average period of 29 months. We realized excess tax benefits related to MRRP shares of zero and $10,000 during the three months ended June 30, 2009 and 2008, respectively. We realized excess tax benefits related to MRRP shares of zero and $10,000 during the six months ended June 30, 2009 and 2008, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Stock Option Plan. We established the 2003 Stock Option Plan (“SOP”) under which 2,257,508 shares of our common stock were reserved for the grant of stock options to directors, officers and employees. Stock options awarded under the SOP vest to participants at the rate of 20% per year. Compensation expense for this plan is being recorded over a 60-month period, using the straight-line amortization method adjusted for forfeitures, and is based on the fair value of our stock options as of the date the awards were made. The exercise price of the options is equal to the market price of the common stock on the grant date. Stockholders approved 2,257,508 stock options to be granted under the SOP and 349,758 of these stock options remain available for future grants as of June 30, 2009.

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

        Stock Option Activity. The following table details stock options granted, exercised and forfeited during the three months ended June 30, 2009:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at March 31, 2009	1,798,726	$17.85
Stock options granted	--	--
Stock options exercised	--	--
Stock options forfeited	--	--

Stock options outstanding at June 30, 2009	1,798,726	$17.85	3.9	$--

Stock options exercisable at June 30, 2009	1,781,726	$17.90	3.8	$--

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table details stock options granted, exercised and forfeited during the three months ended June 30, 2008:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at March 31, 2008	1,790,726	$17.92
Stock options granted	--	--
Stock options exercised	--	--
Stock options forfeited	--	--

Stock options outstanding at June 30, 2008	1,790,726	$17.92	4.8	$--

Stock options exercisable at June 30, 2008	1,776,726	$17.88	4.8	$--

        The following table details stock options granted, exercised and forfeited during the six months ended June 30, 2009:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2008	1,799,726	$17.85
Stock options granted	--	--
Stock options exercised	--	--
Stock options forfeited	(1,000)	17.83

Stock options outstanding at June 30, 2009	1,798,726	$17.85	3.9	$--

Stock options exercisable at June 30, 2009	1,781,726	$17.90	3.8	$--

        The following table details stock options granted, exercised and forfeited during the six months ended June 30, 2008:

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2007	1,792,226	$17.92
Stock options granted	--	--
Stock options exercised	(1,000)	17.83
Stock options forfeited	(500)	17.83

Stock options outstanding at June 30, 2008	1,790,726	$17.92	4.8	$--

Stock options exercisable at June 30, 2008	1,776,726	$17.88	4.8	$--

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table details the intrinsic value, cash received and tax benefit realized from the exercise of stock options during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Intrinsic value (market value on the
exercise date less the strike price)	$--	$--	$--	$5
Cash received from the exercise of
stock options	--	--	--	18
Tax benefit realized from the
exercise of stock options	--	--	--	--

        At June 30, 2009, there was $38,000 of total unrecognized compensation expense related to unvested stock options that will be expensed over a weighted average period of 34 months.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Unrecognized Tax Benefits

        Unrecognized tax benefits, excluding interest and penalties, were $173,000 and $737,000 at June 30, 2009 and 2008, respectively. Unrecognized tax benefits of $170,000 and interest and penalties of $3,000 would favorably affect our effective tax rate if recognized in future periods. The following table summarizes our unrecognized tax benefits for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Unrecognized tax benefits at beginning of period	$159	$4,336
Change in unrecognized tax benefits	14	(106)
Changes in unrecognized tax benefits related to deferred loan fees due to a change
in a tax accounting method approved by the Internal Revenue Service	--	(3,493)

Unrecognized tax benefits at end of period	$173	$737

        Any interest and penalties related to uncertain tax positions are recorded in income tax expense in the Consolidated Statements of Operations. At June 30, 2009 and 2008, we had approximately $3,000 and $87,000, respectively, of accrued interest payable related to uncertain tax positions recorded in our Consolidated Statements of Financial Condition.

        We anticipate that a reduction in unrecognized tax benefits of up to $32,000 is reasonably possible during the next 12 months. This potential reduction is primarily attributable to the expiration of the statute of limitations related to the 2005 tax period.

        The tax years of 2005 through 2008 remain open for examination by federal and state taxing authorities.

Note 11 – Deferred Taxes

        In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We consider the scheduled reversals of deferred tax liabilities and carryback opportunities in making the assessment of the necessity of a valuation allowance. At June 30, 2009 and December 31, 2008, the Company determined a valuation allowance was necessary, largely based on the evidence represented by a cumulative loss in the most recent three-year period. In addition, general uncertainty surrounding future economic and business conditions has increased the potential volatility and uncertainty of projected earnings. Other assets include net deferred tax benefits of $11.6 million and $1.8 million at June 30, 2009 and December 31, 2008, respectively. We have established a valuation allowance related to our net deferred tax benefits of $11.6 million and $1.8 million at June 30, 2009 and December 31, 2008, respectively. We evaluate our deferred tax assets and the related valuation allowance quarterly.

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

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following is a description of our valuation methodologies used for instruments measured at fair value on a recurring basis:

        Investment Securities, Available for Sale. This portfolio comprises the majority of the assets which we record at fair value. Securities classified as available for sale, which include U.S. Government securities and agency obligations and corporate securities are priced utilizing observable data from an active market. These measurements are classified as Level 1. Changes in the fair value of available for sale investment securities are included in other comprehensive income (loss) to the extent the changes are not considered other than temporary impairments. Other than temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other than temporary results in a write-down to estimated fair value. These write-downs are reflected in our Statement of Operations as loss on impairment of securities. Losses on impairment of securities totaled zero and $594,000 for both of the three and six month periods ended June 30, 2009 and 2008, respectively.

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

        Derivatives. Our derivative instruments are loan commitments and forward loan sales related to personal mortgage loan origination activity. The fair values of mortgage loan commitments and forward sales contracts are based on quoted prices for similar loans in the secondary market. The fair value of derivatives is classified as Level 2. The net fair value of derivatives was $2.0 million and $2.3 million at June 30, 2009 and December 31, 2008, respectively. The derivative mark-to-market gains are recorded in other assets while the derivative mark-to-market losses are recorded in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The $253,000 decline in the fair value for the six months ended June 30, 2009 was included in the gain on the sale of loans in the accompanying Consolidated Statements of Operations. The decrease in the fair value was primarily related to an $88.1 million decrease in forward loan commitments at June 30, 2009 compared to December 31, 2008 and was due to increased mortgage loan refinancing activity.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy.

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value at June 30, 2009
Securities, available for sale:
Mortgage-backed securities	$--	$6,864 -	$--	$6,864
U.S. Government securities and
agency obligations	89,129	--	--	89,129
Corporate securities	3,430	--	--	3,430
Municipal obligations	--	5,381	--	5,381
Agency equity securities	--	16	--	16
Asset Management Fund - ARM Fund	--	4,261	--	4,261

Total investment securities, available for sale	92,559	16,522	--	109,081

Assets held in employee deferred compensation plans	1,282	--	--	1,282

SFAS No. 133 derivatives:
Loan commitments	--	1,696	--	1,696
Forward loan sales	--	321	--	321

Total SFAS No. 133 derivatives	--	2,017	--	2,017

Total assets measured at fair value	$93,841	$18,539	$--	$112,380

        The following is a description of our valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis. Except as noted below for impaired loans, no fair value adjustments on these instruments were recognized in the current period.

        Loans Receivable / Impaired Loans. We do not record loans at their fair value on a recurring basis. However, we evaluate loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance or loan charge-off is recognized. In determining the value of real estate collateral, we rely on external appraisals and assessment of property values by our internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. The carrying value of these impaired loans was $289.1 million and $185.9 million at June 30, 2009 and December 31, 2008, respectively. Impaired loans at June 30, 2009 and December 31, 2008 have been reduced by charge-offs totaling $52.3 million and $40.1 million, respectively. The allowance for loan losses related to impaired loans was $17.9 million and $16.4 million at June 30, 2009 and December 31, 2008, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        The Bank identified $40.6 million of loans which were less than 90 days past due that have been classified as impaired. We determined that the fair value of the collateral was insufficient to cover the outstanding principal and interest at June 30, 2009. As a result of this determination, $455,000 of accrued interest receivable was fully reserved at June 30, 2009.

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

        FHLBank Topeka Stock. At June 30, 2009, we held $39.7 million of FHLBank stock which represents our carrying value which is approximately equal to fair value. Fair value measurements for these securities are classified as Level 3 based on their undeliverable nature related to credit risk.

        Mortgage Servicing Rights. We initially measure our mortgage servicing rights at fair value, and amortize them over the period of estimated net servicing income. They are periodically assessed for impairment based on fair value at the reporting date. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates and other ancillary income, including late fees. The fair value measurements are classified as Level 3. A valuation allowance of $1.1 million was recorded as a reduction of fees and services charges during the six months ended June 30, 2009. The valuation allowance was $2.5 million and $1.4 million at June 30, 2009 and December 31, 2008, respectively.

TierOne Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

        Carrying and Fair Value of Financial Instruments. The estimated fair values of our financial instruments at June 30, 2009 and December 31, 2008 are presented in the following table. Since the fair value of forward loan sales, loan purchase commitments and loan origination commitments are not significant, these disclosures are not included in this table.

	At June 30, 2009		At December 31, 2008
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$285,406	$285,406	$249,859	$249,859
Investment securities	102,253	102,253	137,712	137,712
Mortgage-backed securities	6,864	6,864	3,133	3,133
Net loans after allowance
for loan losses	2,546,571	2,613,782	2,719,000	2,820,623
Accrued interest receivable	13,330	13,330	16,886	16,886
FHLBank Topeka stock	39,743	39,743	47,011	47,011
Financial liabilities:
Deposits	2,251,341	2,266,538	2,307,292	2,335,826
FHLBank Topeka advances
and other borrowings	580,299	631,352	668,849	754,011
Advances from borrowers for
taxes, insurance and other
escrow funds	52,665	52,665	34,064	34,064
Accrued interest payable	4,869	4,869	5,158	5,158

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The following is a discussion and analysis of TierOne Corporation’s (“Company”) financial condition and results of operations, including information on the Company’s critical accounting policies, asset/liability management, liquidity and capital resources and contractual obligations. Information contained in this Management’s Discussion and Analysis should be read in conjunction with the disclosure regarding Forward-Looking Statements and the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

General

        TierOne Bank (“Bank”), a subsidiary of the Company, is a $3.2 billion federally chartered stock savings bank headquartered in Lincoln, Nebraska. Established in 1907, the Bank offers customers a wide variety of full-service consumer, commercial and agricultural banking products and services through a network of 69 banking offices located in Nebraska, Iowa and Kansas. Product offerings include residential, commercial and agricultural real estate loans; consumer, construction, business and agricultural operating loans; warehouse mortgage lines of credit; consumer and business checking and savings plans; investment and insurance services; and telephone and internet banking.

        Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on our assets and our cost of funds. Our results of operations are also affected by our provision for loan losses, noninterest income, noninterest expense and income tax expense (benefit). Noninterest income generally includes fees and service charges, debit card fees, net income (loss) from real estate operations, net gain on sales of investment securities, loans held for sale and other real estate owned and other operating income. Noninterest expense consists of salaries and employee benefits, occupancy, data processing, advertising, Federal Deposit Insurance Corporation (“FDIC”) insurance premium, legal services and other operating expense. Our results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, governmental policies and actions of regulatory authorities.

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

The supervisory agreement also prohibits capital distributions by the Bank and the acceptance of brokered deposits. The Company agreed to maintain the Bank’s regulatory capital (at the levels described above) as well as to not pay dividends on its common stock, make payments on its trust preferred securities or repurchase any shares of its common stock until the OTS issues a written notice of non-objection. The supervisory agreement will remain in effect until modified, suspended or terminated by the OTS. The Bank has fulfilled all of the obligations set forth in the supervisory agreement and continues to comply with the ongoing reporting requirements. The foregoing information does not purport to be a complete summary of the supervisory agreement and is qualified in its entirety by reference to the supervisory agreement filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2008.

        Board of Director Appointments. On July 22, 2009, we announced that the Company has expanded its Board of Directors and has appointed James E. McClurg, Ph.D and James W. Strand to serve in the two newly created Board positions. Both Dr. McClurg and Mr. Strand were also appointed as directors of the Bank. Dr. McClurg will serve for a term expiring at the Company’s 2011 annual meeting and Mr. Strand will serve for a term expiring at the Company’s 2012 annual meeting.

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

        Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) requires that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. Any interest and penalties related to uncertain tax positions are recorded in income tax expense in the Consolidated Statements of Operations.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Assets

        General. Our total assets were $3.2 billion at June 30, 2009, a decrease of $157.4 million, or 4.7%, compared to $3.3 billion at December 31, 2008.

        Cash and Cash Equivalents. Our cash and cash equivalents totaled $285.4 million at June 30, 2009, an increase of $35.5 million, or 14.2%, compared to $249.9 million at December 31, 2008. The increase was primarily attributable to loan repayments which were partially offset by repayment of FHLBank Topeka (“FHLBank”) advances and deposit outflows.

        Investment Securities. Our available for sale investment securities totaled $102.2 million at June 30, 2009, a decrease of $35.4 million, or 25.7%, compared to $137.7 million at December 31, 2008. During the six months ended June 30, 2009, maturities of investment securities totaled $123.3 million which were partially offset by security purchases of $88.2 million. The securities purchased during 2009 were primarily agency obligations that were purchased to collateralize deposits.

        Mortgage-Backed Securities. Our mortgage-backed securities, all of which are recorded as available for sale, totaled $6.9 million at June 30, 2009, an increase of $3.7 million, or 119.1%, compared to $3.1 million at December 31, 2008. The increase in our mortgage-backed securities was the result of a $5.9 million security purchase partially offset by $2.1 million of principal payments received during the six months ended June 30, 2009.

        Loans Receivable. Net loans totaled $2.6 billion at June 30, 2009, a decrease of $176.2 million, or 6.3%, compared to $2.8 billion at December 31, 2008. The decrease in net loans at June 30, 2009 was primarily attributable to a decrease in loan originations related to our tightening of credit policies and our reduction of exposure in selected business lines and geographic markets due to the continued deterioration in these real estate markets and the economy in general. The following table details the composition of our loan portfolio at the dates indicated:

(Dollars in thousands)	June 30, 2009	December 31, 2008	Increase (Decrease)	% Change
One-to-four family residential (1)	$352,576	$384,614	$(32,038)	(8.33)%
Second mortgage residential	67,680	76,438	(8,758)	(11.46)
Multi-family residential	207,638	199,152	8,486	4.26
Commercial real estate	351,846	356,067	(4,221)	(1.19)
Land and land development	353,973	396,477	(42,504)	(10.72)
Residential construction	162,199	229,534	(67,335)	(29.34)
Commercial construction	308,691	360,163	(51,472)	(14.29)
Agriculture - real estate	86,142	95,097	(8,955)	(9.42)
Business	245,389	250,619	(5,230)	(2.09)
Agriculture - operating	80,241	106,429	(26,188)	(24.61)
Warehouse mortgage lines of credit	158,813	133,474	25,339	18.98
Consumer	347,894	373,087	(25,193)	(6.75)

Total loans	2,723,082	2,961,151	(238,069)	(8.04)

Unamortized premiums, discounts
and deferred loan fees	9,129	9,558	(429)	(4.49)
Loans in process (2):
Land and land development	(40,352)	(50,622)	10,270	(20.29)
Residential construction	(18,551)	(32,846)	14,295	43.52
Commercial construction	(67,320)	(105,021)	37,701	(35.90)

Net loans	$2,605,988	$2,782,220	$(176,232)	(6.33)%

(1) Includes loans held for sale	$16,856	$13,917	$2,939	21.12%

(2) Loans in process represents the undisbursed portion of construction and land development loans.

        At June 30, 2009, the outstanding balance (net of loans in process) of our residential construction loans was $143.6 million, a decrease of $53.0 million, or 27.0%, compared to $196.7 million at December 31, 2008. The outstanding balance (net of loans in process) of our land and land development loans was $313.6 million at June 30, 2009, a decrease of $32.2 million, or 9.3%, compared to $345.9 million at December 31, 2008. The outstanding balance (net of loans in process) of our commercial construction loans was $241.4 million at June 30, 2009, a decrease of $13.8 million, or 5.4%, compared to $255.1 million at December 31, 2008.

        Loan Portfolio Activity. The following table shows total loans originated, purchased, sold and repaid during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Net loans after allowance for loan
losses at beginning of period	$2,671,191	$2,808,005	$2,719,000	$2,909,589

Loan originations:
One-to-four family residential	95,052	45,217	169,360	95,640
Second mortgage residential	24	231	468	596
Multi-family residential	1,398	1,622	1,695	11,802
Commercial real estate	9,191	36,331	24,577	43,489
Land and land development	481	912	4,716	5,358
Residential construction	10,663	18,761	16,474	37,241
Commercial construction	2,842	6,508	13,317	35,325
Agriculture - real estate	8,112	14,183	16,275	23,339
Business	59,256	83,503	123,159	173,585
Agriculture - operating	56,797	78,821	130,096	162,276
Warehouse mortgage lines of credit (1)	1,195,720	566,513	2,252,334	1,171,393
Consumer	23,003	32,051	45,721	61,567

Total loan originations	1,462,539	884,653	2,798,192	1,821,611

Loan purchases:
One-to-four family residential (2)	177,594	97,520	407,758	202,505
Second mortgage residential	--	64	13	64
Residential construction	--	7,621	--	18,003
Commercial construction	--	798	--	798
Agriculture - real estate	233	1,488	5,570	2,975
Business	1,021	2,374	5,962	4,409
Agriculture - operating	51	738	51	1,001
Consumer	8,557	12,807	17,534	20,682

Total loan purchases	187,456	123,410	436,888	250,437

Total loan originations and purchases	1,649,995	1,008,063	3,235,080	2,072,048

Sales and loan principal repayments:
Loan sales:
One-to-four family residential	(272,146)	(108,358)	(561,350)	(243,970)
Land and land development	--	(99)	--	(99)
Residential construction	--	(40,582)	--	(40,582)
Consumer	--	--	--	(210)
Loan principal reductions:
Real estate, business, agriculture-
operating and consumer	(331,424)	(453,422)	(684,803)	(912,368)
Warehouse mortgage lines of credit (1)	(1,196,233)	(574,203)	(2,226,995)	(1,178,760)

Total loan sales and principal repayments	(1,799,803)	(1,176,664)	(3,473,148)	(2,375,989)

Increase due to other items (3)	25,188	102,118	65,639	135,874

Net loans after allowance for loan losses at end of period	$2,546,571	$2,741,522	$2,546,571	$2,741,522

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

        Total Loans by State. The following table details the concentration of our total loan portfolio by state at the dates indicated:

(Dollars in thousands)	At June 30, 2009%		At December 31, 2008%		At June 30, 2008%
Within Nebraska, Iowa and Kansas:
Nebraska	$1,285,035	47.19%	$1,383,732	46.73%	$1,346,426	44.31%
Iowa	120,890	4.44	123,330	4.16	125,021	4.11
Kansas	80,825	2.97	82,834	2.80	67,580	2.22

Total within Nebraska, Iowa and Kansas	1,486,750	54.60	1,589,896	53.69	1,539,027	50.64

Within Former Loan Production Office States:
Nevada	157,213	5.77	192,624	6.51	209,802	6.90
Colorado	158,591	5.83	157,924	5.33	217,669	7.16
Arizona	132,626	4.87	144,359	4.88	160,564	5.28
Minnesota	110,774	4.07	132,057	4.46	128,375	4.23
North Carolina	51,241	1.88	63,768	2.15	90,186	2.97
Florida	54,566	2.00	72,912	2.46	83,799	2.76

Total within former loan production office states	665,011	24.42	763,644	25.79	890,395	29.30

Other States:
South Carolina	49,093	1.80	66,786	2.26	89,154	2.94
California	73,436	2.70	68,642	2.32	73,045	2.40
Texas	74,884	2.75	76,162	2.57	57,268	1.89
Illinois	50,182	1.84	63,502	2.14	73,481	2.42
Oregon	30,024	1.10	45,078	1.52	33,427	1.10
Washington	37,629	1.38	31,052	1.05	27,164	0.89
Other States	256,073	9.41	256,389	8.66	255,962	8.42

Total other states	571,321	20.98	607,611	20.52	609,501	20.06

Total loans	$2,723,082	100.00%	$2,961,151	100.00%	$3,038,923	100.00%

        Net Loan Concentration by State and Type. The following table details the concentration of our net loan portfolio by state and loan type at June 30, 2009:

(Dollars in thousands)	One-to-Four Family Residential	Second Mortgage Residential	Multi-Family Residential	Land and Land Development	Commercial Real Estate	Residential Construction
Nebraska, Iowa and Kansas	$194,003	$11,736	$96,168	$128,324	$234,621	$28,875
Nevada	1,666	25	713	67,087	3,740	17,967
Colorado	4,244	1,653	45,469	26,973	47,521	--
Arizona	10,415	832	--	41,874	19,224	10,884
Minnesota	9,833	1,099	17,736	26,942	2,468	2,882
California	31,963	4,562	5,234	--	5,349	--
Florida	30,995	2,279	3,049	6,111	--	7,454
Texas	5,792	2,956	2,919	3,286	17,741	--
South Carolina	911	293	--	2,208	--	41,275
Missouri	6,599	741	605	36	4	--
North Carolina	2,775	751	494	5,391	--	33,631
Illinois	9,323	838	1,757	--	3,003	--
Washington	1,440	1,394	6,059	--	9,504	--
Oregon	544	771	12,400	--	4,398	--
Ohio	1,461	15,730	584	--	1,102	--
Arkansas	773	189	5,936	--	--	--
All Other States	42,990	21,901	8,398	5,113	2,845	622

Net loans at June 30, 2009	355,727	67,750	207,521	313,345	351,520	143,590
Net loans at December 31, 2008	388,017	76,520	199,021	345,487	355,703	196,615

Increase (decrease) in net loans	$(32,290)	$(8,770)	$8,500	$(32,142)	$(4,183)	$(53,025)

(Dollars in thousands)	Commercial Construction	Agricultural	Business	Warehouse Mortgage Lines of Credit	Consumer	Net Loan Balance at June 30, 2009	Net Loan Balance at December 31, 2008	Increase (Decrease) in Net Loans
Nebraska, Iowa and Kansas	$68,531	$162,003	$233,872	$2,782	$269,850	$1,430,765	$1,520,901	$(90,136)
Nevada	51,570	618	--	--	68	143,454	171,527	(28,073)
Colorado	16,234	149	894	--	490	143,627	139,730	3,897
Arizona	25,504	--	3,726	7,179	606	120,244	126,940	(6,696)
Minnesota	350	29	323	32,276	15,813	109,751	130,076	(20,325)
California	--	--	31	24,061	2,236	73,436	68,642	4,794
Florida	--	178	513	--	3,646	54,225	69,565	(15,340)
Texas	29,094	963	5,692	--	37	68,480	58,122	10,358
South Carolina	--	--	--	--	1,363	46,050	59,597	(13,547)
Missouri	14,953	200	159	18,896	6,531	48,724	49,737	(1,013)
North Carolina	181	156	112	3,539	1,181	48,211	55,708	(7,497)
Illinois	21,340	--	--	--	1,226	37,487	43,889	(6,402)
Washington	--	481	--	18,663	88	37,629	31,052	6,577
Oregon	--	458	--	11,343	110	30,024	44,133	(14,109)
Ohio	--	--	66	9,292	1,015	29,250	25,112	4,138
Arkansas	13,266	--	--	--	2,553	22,717	24,028	(1,311)
All Other States	--	1,315	196	30,781	47,753	161,914	163,461	(1,547)

Net loans at June 30, 2009	241,023	166,550	245,584	158,812	354,566	2,605,988	2,782,220	(176,232)
Net loans at December 31, 2008	254,643	201,717	250,845	133,474	380,178	2,782,220

Increase (decrease) in net loans	$(13,620)	$(35,167)	$(5,261)	$25,338	$(25,612)	$(176,232)

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

        During 2007 and 2008 and for the first six months of 2009, our levels of delinquent loans, nonperforming loans (loans 90 or more days delinquent), impaired loans and other real estate owned increased reflecting, among other factors, the deterioration in the nation’s economic conditions. The real estate market has continued to decline in 2009 placing continued financial stress on customers, particularly those engaged in residential development. The downturn in the residential housing market has greatly reduced demand and market prices for developed residential lots and vacant land as well as completed homes. Where there is reduced demand for new homes, certain residential developers may be required to hold their properties for longer periods of time or be forced to sell their properties at a significantly reduced price which may result in greater holding costs and lower or deferred cash inflows. These factors have resulted in, and may continue to result in, greater credit risks for lenders. Additionally, significantly tightened credit standards have made it more difficult for potential borrowers to obtain financing and for current borrowers to refinance existing loans.

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

        Delinquent Loans. The following table shows loans delinquent 30 - 89 days in our loan portfolio as of the dates indicated:

(Dollars in thousands)	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
One-to-four family residential	$5,871	$7,906	$3,764	$2,117
Second mortgage residential	1,512	1,375	1,682	1,361
Multi-family residential	3,929	1,366	7,923	7,955
Commercial real estate	1,005	591	3,222	43
Land and land development	18,467	38,341	16,817	15,625
Residential construction	11,192	13,725	24,015	14,299
Commercial construction	340	23,105	1,658	--
Agriculture - real estate	624	581	445	554
Business	2,404	2,574	5,008	2,009
Agriculture - operating	373	3,557	399	225
Consumer	3,914	4,823	5,441	3,908

Total delinquent loans	$49,631	$97,944	$70,374	$48,096

Delinquent loans as a percentage
of net loans before allowance
for loan losses	1.90%	3.59%	2.53%	1.71%

        The decrease in delinquent loans at June 30, 2009 compared to March 31, 2009 primarily resulted from the transfer of two Minnesota land development loans and one Kansas City area condominium project from delinquent to nonperforming status.

        Nonperforming Loans and Other Real Estate Owned. The following table sets forth information regarding nonperforming loans (90 or more days delinquent), other real estate owned and repossessed assets. It is our policy to cease accruing interest on loans contractually delinquent 90 days or more and fully reserve all accrued interest. We did not have any accruing loans 90 days or more past due at the dates shown.

(Dollars in thousands)	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
Nonperforming loans:
One-to-four family residential	$15,595	$10,333	$6,367	$4,994
Second mortgage residential	803	786	677	486
Multi-family residential	391	403	412	432
Commercial real estate	9,908	6,321	4,285	5,920
Land and land development	80,109	57,915	58,428	63,439
Residential construction	59,540	63,184	51,295	34,059
Commercial construction	37,284	16,626	16,741	20,327
Agriculture - real estate	342	315	159	202
Business	1,335	1,354	1,313	1,287
Agriculture - operating	84	110	110	165
Consumer	2,226	2,535	2,428	1,634

Total nonperforming loans	207,617	159,882	142,215	132,945
Other real estate owned and
repossessed assets, net (1)	68,265	50,808	37,236	15,665

Total nonperforming assets	275,882	210,690	179,451	148,610
Troubled debt restructurings	62,077	51,245	35,528	15,350

Total nonperforming assets and
troubled debt restructurings	$337,959	$261,935	$214,979	$163,960

Total nonperforming loans as a
percentage of net loans	7.97%	5.86%	5.11%	4.74%

Total nonperforming assets as a
percentage of total assets	8.73%	6.33%	5.41%	4.59%

Total nonperforming assets and
troubled debt restructurings
as a percentage of total assets	10.69%	7.87%	6.48%	5.07%

(1) Other real estate owned and repossessed assets balances are shown net of related loss allowances. Includes both real property and other repossessed collateral consisting primarily of automobiles.

         Delinquent and Nonperforming Loans by State. The following table details our delinquent and nonperforming loans by state, on a net loan basis, as of June 30, 2009:

(Dollars in thousands)	Net Loan Balance at June 30, 2009	Loans 30 - 89 Days Delinquent	Nonperforming Loans	Total Delinquent and Nonperforming Loans
Within Nebraska, Iowa and Kansas:
Nebraska	$1,253,485	$8,568	$26,552	$35,120
Iowa	110,601	4,407	1,267	5,674
Kansas	66,679	25	22,316	22,341

Total within Nebraska, Iowa and Kansas	1,430,765	13,000	50,135	63,135

Within Former Loan Production Office States:
Nevada	143,454	7,382	57,516	64,898
Colorado	143,627	522	4,128	4,650
Arizona	120,244	11,934	10,863	22,797
Minnesota	109,751	1,155	28,547	29,702
Florida	54,225	3,374	12,352	15,726
North Carolina	48,211	5,688	18,108	23,796

Total within former loan production office states	619,512	30,055	131,514	161,569

Other States:
South Carolina	46,050	2,675	19,745	22,420
California	73,436	627	2,335	2,962
Texas	68,480	42	35	77
Illinois	37,487	63	350	413
Oregon	30,024	--	--	--
Washington	37,629	--	--	--
Other States	262,605	3,169	3,503	6,672

Total other states	555,711	6,576	25,968	32,544

Total net loans	$2,605,988	$49,631	$207,617	$257,248

        Nonperforming Loans. At June 30, 2009, our nonperforming loans totaled $207.6 million of which $50.1 million, or 24.1%, was secured by property located in our primary market area of Nebraska, Iowa and Kansas. Former loan production office states had $131.5 million, or 63.3%, of total nonperforming loans at June 30, 2009. Other states comprised the remaining $26.0 million, or 12.5%, of nonperforming loans at June 30, 2009.

        The change in the nonperforming loans was primarily attributable to the following:

Residential Construction Loans. At June 30, 2009, our nonperforming residential construction loans totaled $59.5 million and consisted of 129 loans for residential properties. At June 30, 2009, nonperforming residential construction loans consisted of 65 loans for properties located in South Carolina totaling $18.9 million, 24 loans for properties located in North Carolina totaling $15.9 million, seven loans for properties located in Nevada totaling $10.5 million, 10 loans for properties in Arizona totaling $5.7 million, 16 loans for properties in Nebraska totaling $4.2 million and seven loans for properties in other states totaling $4.4 million.

Land and Land Development. At June 30, 2009, nonperforming land development loans totaled $80.1 million which consisted of 65 land development properties. At June 30, 2009, nonperforming land and land development loans primarily consisted of 11 residential properties in Nevada totaling $31.7 million, two residential properties in Minnesota totaling $26.9 million, eight residential properties in Nebraska totaling $6.2 million, eight residential properties in Arizona totaling $5.1 million, three residential properties in Colorado totaling $3.8 million, 14 residential properties in Florida totaling $3.6 million and 15 residential properties in North Carolina totaling $2.2 million.

Commercial Construction. Nonperforming commercial construction loans totaled $37.3 million at June 30, 2009. These loans are primarily secured by one condominium development located in suburban Las Vegas and one condominium project located in a Kansas City suburb. Construction to complete the first phase of the Las Vegas property remains on schedule for an expected completion by late summer and any remaining unsold units became available for sale in July. The Kansas City area project is a 220-unit, multi-phase condominium development with all infrastructure and the first phase already completed, phase two condo buildings nearing substantial completion and the remaining portions of the project are currently underway. The Bank has entered into an agreement with the borrower to renegotiate the loan terms allowing for continued completion of the project and sale of individual condominium units.

        Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured by: (a) the fair value of the collateral if the loan is collateral dependent; (b) the present value of expected future cash flows; or (c) the loan’s observable market price. Loans classified as impaired totaled $289.1 million and $185.9 million at June 30, 2009 and December 31, 2008, respectively. Our allowance for loan losses related to impaired loans totaled $17.9 million and $16.4 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 we had $57.2 million of our total $289.1 million of impaired loans for which no allowance for loan losses was deemed necessary as the fair value of the collateral exceeded the carrying value of the impaired loans. At December 31, 2008, we had $29.4 million of impaired loans for which no allowance for loan losses was deemed necessary. Impaired loans at June 30, 2009 consisted primarily of $137.8 million of land and land development loans, $72.0 million of residential construction loans and $39.0 million of commercial construction loans.

        Potential Problem Loans. As part of our asset classification process, we identify loans that carry relative levels of risk which may be considered higher than normal due to possible deterioration of the borrower’s financial condition or the value of the underlying collateral. Since these loans remain performing in accordance with the terms of the loan agreement, they are not included in impaired, delinquent or nonperforming loans or troubled debt restructurings; however, management is aware of circumstances which may raise concern as to the ability of the borrower to comply with present repayment terms. These potential problem loans totaled $215.5 million and $285.6 million at June 30, 2009 and December 31, 2008, respectively, with the June 30, 2009 composition of loans primarily consisting of $59.0 million of land and land development, $37.0 million of commercial construction, $33.0 million of business, $31.8 million of multi-family loans and $26.4 million of commercial real estate loans. The decrease in potential problem loans from December 31, 2008 was primarily the result of loans moving to nonperforming and other real estate owned status.

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

        Other Real Estate Owned and Repossessed Assets Activity. The following table sets forth the activity of our other real estate owned and repossessed assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$50,808	$12,790	$37,236	$6,405
Loan foreclosures and other additions	20,473	5,405	36,344	12,396
Sales	(2,586)	(1,815)	(4,331)	(2,278)
Provisions for losses	(385)	(711)	(861)	(836)
Net loss on disposal	(45)	(4)	(123)	(22)

Balance at end of period	$68,265	$15,665	$68,265	$15,665

        At June 30, 2009, other real estate owned and repossessed assets consisted primarily of 176 residential properties totaling $40.3 million and 10 commercial properties totaling $27.9 million. Our level of other real estate owned and repossessed assets may continue to increase in future periods. Additionally, our holding period and provision for losses on other real estate owned may increase in future periods due to continued deterioration of the real estate market and the economy in general.

        Allowance for Loan Losses. The activity in the allowance for loan losses during the three and six months ended June 30, 2009 and 2008 is summarized in the following table:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance for loan losses at beginning of period	$59,335	$78,507	$63,220	$66,540
Charge-offs:
One-to-four family residential	(616)	(2,772)	(913)	(7,501)
Second mortgage residential	(123)	(128)	(259)	(192)
Multi-family residential	--	(118)	--	(118)
Land and land development	(10,540)	(24,378)	(20,948)	(26,410)
Residential construction	(8,751)	(6,126)	(12,646)	(26,834)
Commercial construction	--	(4,717)	--	(4,867)
Business	(383)	(2,687)	(899)	(3,172)
Consumer	(1,298)	(1,216)	(2,598)	(1,815)

Total charge-offs	(21,711)	(42,142)	(38,263)	(70,909)
Recoveries on loans previously charged-off	112	779	616	1,085
Change in reserve for unfunded loan commitments	--	--	--	488
Provision for loan losses	21,681	27,694	33,844	67,634

Allowance for loan losses at end of period	$59,417	$64,838	$59,417	$64,838

Allowance for loan losses as a percentage
of net loans	2.28%	2.31%	2.28%	2.31%
Allowance for loan losses as a percentage of
nonperforming loans	28.62%	48.77%	28.62%	48.77%
Ratio of net charge-offs during the period as a
percentage of average loans outstanding	3.31%	5.97%	3.31%	4.96%
during the period

        We generally discontinue funding of loans which become nonperforming or are deemed impaired unless additional funding is required to protect the asset. In addition, due to certain laws and regulations in some states, additional funding may be required. Our reserve for unfunded loan commitments at June 30, 2009 and 2008 was $300,000 and $289,000, respectively, which represents potential future losses associated with these unfunded commitments.

        During 2007 and 2008 and for the first six months of 2009, our levels of delinquent, nonperforming and impaired loans increased primarily due to deterioration in the nation’s economic conditions which resulted in continued financial stress on customers. A continued deterioration of the economy and further erosion of real estate values may cause us to experience increased levels of delinquent, nonperforming and impaired loans. The decrease in our allowance for loan losses at June 30, 2009 was primarily attributable to $37.6 million of charge-offs of allowances associated with impaired loans. Impaired loans totaled $289.1 million at June 30, 2009, an increase of $103.2 million, or 55.5%, compared to $185.9 million at December 31, 2008. Our allowance for loan losses related to impaired loans was $17.9 million and $16.4 million at June 30, 2009 and December 31, 2008, respectively. When a loan is deemed impaired, we are required to perform an analysis in order to measure the level of impairment. When the impairment measurement indicates that the fair value of the loan is less than its carrying amount, we are required to establish additional provisions for loan losses and/or we are required to record a charge-off for the difference. During 2008 and the six months ended June 30, 2009, impaired loans increased and as a result we were required to record charge-offs due to the results of our loan impairment measurements.

        FHLBank Topeka Stock. FHLBank stock totaled $39.7 million at June 30, 2009, a decrease of $7.3 million, or 15.5%, compared to $47.0 million at December 31, 2008. The decrease was attributable to FHLBank stock redemptions totaling $7.8 million partially offset by FHLBank dividends paid in stock received during the six months ended June 30, 2009 totaling $532,000.

        Premises and Equipment. Premises and equipment decreased $1.5 million, or 4.3%, to $33.8 million at June 30, 2009 compared to $35.3 million at December 31, 2008. The decrease was primarily attributable to $1.9 million of depreciation and amortization expense which was partially offset by $559,000 in asset additions.

        Other Real Estate Owned and Repossessed Assets. Other real estate owned and repossessed assets totaled $68.3 million at June 30, 2009, an increase of $31.0 million, or 83.3%, compared to $37.2 million at December 31, 2008. The increase was primarily attributable to $36.3 million in additions (primarily loan foreclosures) partially offset by $4.3 million in proceeds from the sale of foreclosed properties. The increase at June 30, 2009 compared to March 31, 2009 was primarily attributable to the foreclosure of three Las Vegas land development projects and two other land development projects located in South Carolina and Nebraska. At June 30, 2009, other real estate owned and repossessed assets primarily consisted of 176 residential properties totaling $40.3 million and 10 commercial properties aggregating $27.9 million. Our provision for other real estate owned losses totaled $385,000 and $861,000 for the three and six months ended June 30, 2009, respectively. We anticipate that our level of other real estate owned and repossessed assets may continue to increase in 2009 due to the current economic environment. The significantly depressed real estate market in many areas of the United States has resulted in increased supplies of properties, depressed market values and longer holding periods. Our provision for other real estate owned losses may continue to increase if our levels of other real estate owned increase and real estate market values continue to face downward pressure.

        Other Intangible Assets. Other intangible assets totaled $4.1 million at June 30, 2009, a decrease of $642,000, or 13.6%, compared to $4.7 million at December 31, 2008 and relates to the core deposit intangible assets recorded as a result of the United Nebraska Financial Co. (“UNFC”) acquisition and the Marine Bank transaction. The decrease was attributable to amortization during the six months ended June 30, 2009.

        Mortgage Servicing Rights. Mortgage servicing rights totaled $18.5 million at June 30, 2009, an increase of $3.7 million, or 25.2%, compared to $14.8 million at December 31, 2008. Mortgage servicing rights capitalized during the six months ended June 30, 2009 totaled $9.4 million and were partially offset by $4.5 million in amortization expense. In addition, we have established a valuation allowance related to our mortgage servicing rights totaling $2.5 million at June 30, 2009 due to increased mortgage loan refinancing activity related to the declining mortgage loan interest rate environment.

        Other Assets. Other assets declined $10.6 million, or 20.2%, to $41.7 million at June 30, 2009 compared to $52.3 million at December 31, 2008. Other assets consist primarily of prepaid expenses, miscellaneous receivables and other assets. At June 30, 2009, other assets included income taxes receivable of $20.8 million.

        Other assets include deferred tax benefits of $11.6 million and $1.8 million at June 30, 2009 and December 31, 2008, respectively. We have established a valuation allowance related to our deferred tax benefits of $11.6 million and $1.8 million at June 30, 2009 and December 31, 2008, respectively. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We consider the scheduled reversals of deferred tax liabilities and carryback opportunities in making the assessment of the necessity of a valuation allowance. At June 30, 2009 and December 31, 2008, the Company determined a valuation allowance was necessary, largely based on the evidence represented by a cumulative loss in the most recent three-year period. In addition, general uncertainty surrounding future economic and business conditions has increased the potential volatility and uncertainty of projected earnings. We evaluate our deferred tax assets and the related valuation allowance quarterly.

        In February 2009, we received proceeds from a lawsuit filed in July 2008 on a bond insuring the Bank for up to $7.5 million against fraudulent losses related to TransLand Financial Services, a Florida-based mortgage broker. The $7.5 million insurance claim was recorded as a receivable during the quarter ended September 30, 2007.

Liabilities and Stockholders’ Equity

        General. Our total liabilities were $2.9 billion at June 30, 2009, a decrease of $131.2 million, or 4.3%, compared to $3.0 billion at December 31, 2008. The decrease in total liabilities was primarily attributable to decreases in FHLBank advances and deposits.

        Deposits. Deposits declined $56.0 million, or 2.4%, to $2.3 billion at June 30, 2009 compared to December 31, 2008.

(Dollars in thousands)	June 30, 2009	December 31, 2008	Increase (Decrease)	% Change
Noninterest-bearing checking	$163,620	$149,597	$14,023	9.37%
Savings	223,118	204,494	18,624	9.11
Interest-bearing checking	346,712	327,361	19,351	5.91
Money market	252,726	249,714	3,012	1.21
Time deposits	1,265,165	1,376,126	(110,961)	(8.06)

Total deposits	$2,251,341	$2,307,292	$(55,951)	(2.43)%

        Our transaction accounts (checking, savings and money market) totaled $986.2 million at June 30, 2009, an increase of $55.0 million, or 5.9%, compared to $931.2 million at December 31, 2008. The weighted average interest rate of our transaction accounts was 0.51% at June 30, 2009 compared to 0.91% at December 31, 2008. The decrease in time deposits was the result of a less aggressive pricing strategy intended to manage the Bank’s overall cost of funds. The weighted average interest rate of our time deposits was 3.12% at June 30, 2009 compared to 3.43% at December 31, 2008.

        FHLBank Advances and Other Borrowings. Our FHLBank advances and other borrowings totaled $580.3 million at June 30, 2009, a decrease of $88.6 million, or 13.2%, compared to $668.8 million at December 31, 2008. The decrease in FHLBank advances and other borrowings at June 30, 2009 was primarily attributable to the repayment of three FHLBank fixed-rate notes payable totaling $80.0 million as they matured during the six months ended June 30, 2009. We did not have an outstanding balance on our FHLBank line of credit at both June 30, 2009 and December 31, 2008. The weighted average interest rate on our FHLBank advances and other borrowings was 4.12% at June 30, 2009, a decrease of 18 basis points compared to 4.30% at December 31, 2008.

        Accrued Expenses and Other Liabilities. Our accrued expenses and other liabilities totaled $26.9 million at June 30, 2009, a decrease of $5.0 million, or 15.7%, compared to $32.0 million at December 31, 2008. The primary items comprising accrued expenses and other liabilities are deferred compensation agreements, accrued salaries and vacation, loan servicing payments and other miscellaneous accrued expenses.

        Stockholders’ Equity. At June 30, 2009, stockholders’ equity totaled $244.4 million, a decrease of $26.2 million, or 9.7%, compared to $270.6 million at December 31, 2008. The decrease in stockholders’ equity was primarily the result of a net loss of $25.9 million during the six months ended June 30, 2009. We have suspended the payment of our quarterly cash dividend in order to preserve our capital and to comply with the provisions of our supervisory agreement with the OTS.

        On March 20, 2008, we announced that our Board of Directors had authorized the repurchase of up to 1,797,592 shares of our outstanding common stock. There is no stated expiration date for this authorization. We repurchased 404 shares of our outstanding common stock to support employee benefit programs during the six months ended June 30, 2009. We repurchased 25,068 shares of our outstanding common stock to support employee benefit programs during the year ended December 31, 2008. At June 30, 2009, the total remaining common stock repurchase authority was 1,772,120 shares. In accordance with our supervisory agreement with the OTS, we are prohibited from repurchasing our common stock, excluding repurchases to support existing stock-based employee benefit plans, until we receive a written notice of non-objection from the OTS.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2009 and 2008

        Net Loss. Net loss for the three months ended June 30, 2009 was $16.1 million, or $0.95 per diluted and basic share, compared to a net loss of $12.7 million, or $0.75 per diluted and basic share, for the three months ended June 30, 2008. Net loss for the six months ended June 30, 2009 was $25.9 million, or $1.53 per diluted and basic share, compared to a net loss of $73.6 million, or $4.36 per diluted and basic share, for the six months ended June 30, 2008. The net loss for the six months ended June 30, 2008 included a non-cash, after-tax charge of $42.1 million for the write-off of goodwill originally recorded in connection with the acquisition of UNFC. Our results for the three and six month periods ended June 30, 2009 were negatively impacted by provisions for loan losses totaling $21.7 million and $33.8 million, respectively, and our $1.5 million share of an industry-wide special FDIC assessment. Financial performance for the three and six months ended June 30, 2009 was also negatively impacted by a decline in net interest income due to the tightening of interest rate margins and the nonaccrual of interest on nonperforming loans.

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

        Net interest income, average interest rate spread and net interest margin for the three and six months ended June 30, 2009 were negatively affected by the decrease in the average yield earned on loans receivable, the decrease in the average balance of loans receivable and the increased balance of our nonperforming loans as we do not recognize interest income on nonperforming loans (loans 90 days or more past due).

        Net interest income before provision for loan losses totaled $16.9 million for the three months ended June 30, 2009, a decrease of $5.9 million, or 25.9%, compared to $22.8 million for the three months ended June 30, 2008. The decrease in net interest income for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily attributable to a 100 basis point decrease in the average yield earned on loans receivable and a $159.8 million decline in the average balance of loans receivable. For the six months ended June 30, 2009, our net interest income totaled $33.5 million, a decrease of $12.5 million, or 27.1%, compared to $45.9 million for the six months ended June 30, 2008. The decrease in net interest income for the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to a 117 basis point decline in the average yield earned on loans receivable and a $157.1 million decrease in the average balance of loans receivable. The decrease in the average yield earned on loans receivable for the three and six months ended June 30, 2009 was negatively affected by foregone interest on nonperforming loans.

        Our average interest rate spread for the three months ended June 30, 2009 and 2008 was 1.96% and 2.66%, respectively. Our average interest rate spread was 1.90% for the six months ended June 30, 2009 compared to 2.56% for the six months ended June 30, 2008. The decrease in our average interest rate spread was primarily attributable to the decrease in the average yield earned on loans receivable, the decrease in the average balance of loans receivable and an increased balance of nonperforming loans.

        The average yield on interest-earning assets was 4.64% for the three months ended June 30, 2009, a 133 basis point decrease compared to 5.97% for the three months ended June 30, 2008. The average yield on interest-earning assets was 4.68% for the six months ended June 30, 2009, a 147 basis point decrease compared to 6.15% for the six months ended June 30, 2008. The decrease in the average yield earned on interest-earning assets for the three and six months ended June 30, 2009 was primarily related to a decrease in the average yield earned on loans receivable. Our average yield earned on loans receivable for the three months ended June 30, 2009 and 2008 was 5.31% and 6.31%, respectively. Our average yield earned on loans receivable for the six months ended June 30, 2009 and 2008 was 5.32% and 6.49%, respectively.

        Our net interest margin (net interest income (annualized) divided by average interest-earning assets) declined to 2.21% for the three months ended June 30, 2009 compared to 2.97% for the three months ended June 30, 2008. Our net interest margin was 2.15% for the six months ended June 30, 2009 compared to 2.91% for the six months ended June 30, 2008. The decrease in our net interest margin was attributable to the factors described above.

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

	Three Months Ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$41,441	$26	0.25%	$84,808	$448	2.11%
Funds held at Federal Reserve Bank	241,675	153	0.25	--	--	--
Investment securities (1)	157,783	659	1.67	213,049	1,658	3.11
Mortgage-backed securities	7,994	51	2.55	4,912	52	4.23
Loans receivable (2)	2,612,923	34,656	5.31	2,772,676	43,757	6.31

Total interest-earning assets	3,061,816	35,545	4.64%	3,075,445	45,915	5.97%
Noninterest-earning assets	218,189			213,938

Total assets	$3,280,005			$3,289,383

Interest-bearing liabilities:
Interest-bearing checking accounts	$352,803	$363	0.41%	$337,210	$622	0.74%
Savings accounts	221,568	489	0.88	209,658	1,062	2.03
Money market accounts	254,973	539	0.85	345,659	1,199	1.39
Time deposits	1,315,493	10,492	3.19	1,223,302	12,813	4.19

Total interest-bearing deposits	2,144,837	11,883	2.22	2,115,829	15,696	2.97
FHLBank Topeka advances and
other borrowings	635,020	6,732	4.24	672,647	7,376	4.39

Total interest-bearing liabilities	2,779,857	18,615	2.68%	2,788,476	23,072	3.31%
Noninterest-bearing accounts	157,778			146,278
Other liabilities	80,162			68,019

Total liabilities	3,017,797			3,002,773
Stockholders’ equity	262,208			286,610

Total liabilities and stockholders’ equity	$3,280,005			$3,289,383

Net interest-earning assets	$281,959			$286,969
Net interest income; average
interest rate spread		$16,930	1.96%		$22,843	2.66%
Net interest margin (3)			2.21%			2.97%
Average interest-earning assets to average
interest-bearing liabilities			110.14%			110.29%

(1) Includes securities available for sale and held to maturity. Investment securities also include FHLBank Topeka stock.
(2) Includes nonperforming loans during the respective periods. Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.
(3) Equals net interest income (annualized) divided by average interest-earning assets.

	Six Months Ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Federal funds sold	$74,321	$66	0.18%	$136,251	$1,957	2.87%
Funds held at Federal Reserve Bank	205,169	256	0.25	--	--	--
Investment securities (1)	165,289	1,537	1.86	202,995	3,758	3.70
Mortgage-backed securities	5,986	82	2.74	5,598	121	4.32
Loans receivable (2)	2,658,202	70,747	5.32	2,815,296	91,320	6.49

Total interest-earning assets	3,108,967	72,688	4.68%	3,160,140	97,156	6.15%
Noninterest-earning assets	216,491			231,220

Total assets	$3,325,458			$3,391,360

Interest-bearing liabilities:
Interest-bearing checking accounts	$344,262	$834	0.48%	$332,501	$1,431	0.86%
Savings accounts	217,154	1,186	1.09	207,407	2,388	2.30
Money market accounts	250,855	1,217	0.97	350,538	3,145	1.79
Time deposits	1,363,612	22,192	3.25	1,298,332	29,451	4.54

Total interest-bearing deposits	2,175,883	25,429	2.34	2,188,778	36,415	3.33
FHLBank Topeka advances and
other borrowings	646,466	13,791	4.27	667,441	14,809	4.44

Total interest-bearing liabilities	2,822,349	39,220	2.78%	2,856,219	51,224	3.59%
Noninterest-bearing accounts	155,458			144,637
Other liabilities	81,124			73,997

Total liabilities	3,058,931			3,074,853
Stockholders’ equity	266,527			316,507

Total liabilities and stockholders’ equity	$3,325,458			$3,391,360

Net interest-earning assets	$286,618			$303,921
Net interest income; average
interest rate spread		$33,468	1.90%		$45,932	2.56%
Net interest margin (3)			2.15%			2.91%
Average interest-earning assets to average
interest-bearing liabilities			110.16%			110.64%

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

	Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008			Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Federal funds sold	$(267)	$(155)	$(422)	$(1,273)	$(618)	$(1,891)
Funds held at Federal Reserve Bank	--	153	153	--	256	256
Investment securities	(640)	(359)	(999)	(1,617)	(604)	(2,221)
Mortgage-backed securities	(26)	25	(1)	(47)	8	(39)
Loans receivable (1)	(6,675)	(2,426)	(9,101)	(15,710)	(4,863)	(20,573)

Total interest income	(7,608)	(2,762)	(10,370)	(18,647)	(5,821)	(24,468)

Interest expense:
Interest-bearing
checking accounts	(287)	28	(259)	(647)	50	(597)
Savings accounts	(630)	57	(573)	(1,309)	107	(1,202)
Money market accounts	(394)	(266)	(660)	(1,190)	(738)	(1,928)
Time deposits	(3,232)	911	(2,321)	(8,686)	1,427	(7,259)

Total interest expense
on deposits	(4,543)	730	(3,813)	(11,832)	846	(10,986)
FHLBank Topeka advances and
other borrowings	(244)	(400)	(644)	(559)	(459)	(1,018)

Total interest expense	(4,787)	330	(4,457)	(12,391)	387	(12,004)

Net change in net interest income	$(2,821)	$(3,092)	$(5,913)	$(6,256)	$(6,208)	$(12,464)

(1) Calculated net of unamortized premiums, discounts and deferred fees, loans in process and allowance for loan losses.

        Interest Income. Our total interest income for the three months ended June 30, 2009 was $35.5 million, a decrease of $10.4 million, or 22.6%, compared to $45.9 million for the three months ended June 30, 2008. Interest income on loans receivable totaled $34.7 million for the three months ended June 30, 2009, a decrease of $9.1 million, or 20.8%, compared to $43.8 million for the three months ended June 30, 2008. The average balance of loans receivable decreased $159.8 million, or 5.8%, to $2.6 billion for the three months ended June 30, 2009 compared to $2.8 billion for the three months ended June 30, 2008. The average yield earned on loans receivable declined to 5.31% for the three months ended June 30, 2009 compared to 6.31% for the three months ended June 30, 2008.

        For the six months ended June 30, 2009 our total interest income was $72.7 million, a decrease of $24.5 million, or 25.2%, compared to $97.2 million for the six months ended June 30, 2008. Interest income on loans receivable totaled $70.7 million for the six months ended June 30, 2009, a decrease of $20.6 million, or 22.5%, compared to $91.3 million for the six months ended June 30, 2008. The average balance of loans receivable decreased $157.1 million, or 5.6%, to $2.7 billion for the six months ended June 30, 2009 compared to $2.8 billion for the six months ended June 30, 2008. The average yield earned on loans receivable declined to 5.32% for the six months ended June 30, 2009 compared to 6.49% for the six months ended June 30, 2008.

        The decrease in interest income for the three and six months ended June 30, 2009 compared to the same periods one year ago was primarily attributable to the decline in the average yield earned on loans receivable. Additionally, interest income on loans receivable was negatively affected by an increased balance of nonperforming loans as we do not recognize interest income on loans 90 days or more past due. At June 30, 2009 our nonperforming loans totaled $207.6 million, an increase of $74.7 million, or 56.2%, compared to $132.9 million at June 30, 2008.

        Interest Expense. Our total interest expense for the three months ended June 30, 2009 was $18.6 million, a decrease of $4.5 million, or 19.3%, compared to $23.1 million for the three months ended June 30, 2008. Interest expense on deposits totaled $11.9 million for the three months ended June 30, 2009, a decrease of $3.8 million, or 24.3%, compared to $15.7 million for the three months ended June 30, 2008. The average balance of our interest-bearing deposits increased $29.0 million, or 1.4%, to $2.1 billion for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The average rate paid on interest-bearing deposits was 2.22% and 2.97% for the three months ended June 30, 2009 and 2008, respectively. Interest expense on FHLBank advances and other borrowings declined $644,000, or 8.7%, to $6.7 million for the three months ended June 30, 2009 compared to $7.4 million for the three months ended June 30, 2008. The average balance of our FHLBank advances and other borrowings totaled $635.0 million for the three months ended June 30, 2009, a decrease of $37.6 million, or 5.6%, compared to $672.6 million for the three months ended June 30, 2008. The average rate paid on FHLBank advances and other borrowings was 4.24% and 4.39% for the three months ended June 30, 2009 and 2008, respectively. Additionally, the average balance of our interest-bearing liabilities totaled $2.8 billion for the three months ended June 30, 2009, a decrease of $8.6 million, or 0.3%, compared to the three months ended June 30, 2008.

        The decrease in interest expense for the three months ended June 30, 2009 compared to the same period one year ago was primarily attributable to the decrease in the average rate paid on deposits.

        Our total interest expense for the six months ended June 30, 2009 was $39.2 million, a decrease of $12.0 million, or 23.4%, compared to $51.2 million for the six months ended June 30, 2008. Interest expense on deposits totaled $25.4 million for the six months ended June 30, 2009, a decrease of $11.0 million, or 30.2%, compared to $36.4 million for the six months ended June 30, 2008. The average balance of our interest-bearing deposits declined $12.9 million, or 0.6%, to $2.2 billion for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The average rate paid on interest-bearing deposits was 2.34% and 3.33% for the six months ended June 30, 2009 and 2008, respectively. Interest expense on FHLBank advances and other borrowings declined $1.0 million, or 6.9%, to $13.8 million for the six months ended June 30, 2009 compared to $14.8 million for the six months ended June 30, 2008. The average balance of our FHLBank advances and other borrowings totaled $646.5 million for the six months ended June 30, 2009, a decrease of $21.0 million, or 3.1%, compared to $667.4 million for the six months ended June 30, 2008. The average rate paid on FHLBank advances and other borrowings was 4.27% and 4.44% for the six months ended June 30, 2009 and 2008, respectively. Additionally, the average balance of our interest-bearing liabilities totaled $2.8 billion for the six months ended June 30, 2009, a decrease of $33.9 million, or 1.2%, compared to $2.9 billion for the six months ended June 30, 2008.

        The decrease in interest expense for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily attributable to the decrease in the average rate paid on deposits.

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

        We recorded a provision for loan losses of $21.7 million for the three months ended June 30, 2009 compared to $27.7 million for the three months ended June 30, 2008, a decrease of $6.0 million or 21.7%. For the six months ended June 30, 2009 our provision for loan losses totaled $33.8 million, a decrease of $33.8 million, or 50.0%, compared to $67.6 million for the six months ended June 30, 2008. The decline in our provision for loan losses for both of the three and six month periods ended June 30, 2009 compared to the same periods in 2008 was attributable to a decline in charge-offs. We charged off, net of recoveries, $21.6 million and $41.4 million during the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, we charged off $37.6 million and $69.8 million, respectively. During the three months ended March 31, 2008 we charged off $24.4 million of our allowance for loan losses related to loans which were reclassified to loans held for sale. Our provision for loan losses for the three and six months ended June 30, 2009 was primarily attributable to the following:

•	Nonperforming Loans – Nonperforming loans (loans 90 or more days delinquent) totaled $207.6 million at June 30, 2009, an increase of $74.7 million , or 56.2%, compared to $132.9 million at June 30, 2008.

•	Delinquent Loans– Delinquent loans (loans 30-89 days delinquent) totaled $49.6 million at June 30, 2009, an increase of $1.5 million, or 3.2%, compared to $48.1 million at June 30, 2008.

•	Impaired Loans – Impaired loans totaled $289.1 million at June 30, 2009, an increase of $141.1 million, or 95.3%, compared to $148.0 million at June 30, 2008. The decrease in our allowance for loan losses at June 30, 2009 was primarily attributable to $37.6 million of charge-offs of allowances associated with impaired loans.

•	Qualitative Factors – As discussed above, our analysis of the allowance for loan losses and the associated provision for loan losses includes several qualitative factors. During 2007 and 2008 and for the first six months of 2009, our provision for loan losses has been negatively affected by the economic conditions prevalent in most areas of the United States which has in many cases negatively affected the value of the collateral securing loans. Our provision for loan losses has also been affected by the upward trending of delinquent, nonperforming and impaired loans as well as our levels of charge-offs and recoveries.

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

        Noninterest Income. Noninterest income for the three months ended June 30, 2009 was $11.7 million, an increase of $4.7 million, or 67.3%, compared to the three months ended June 30, 2008.

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2009	2008	(Decrease)	% Change
Deposit account fees and service charges	$4,422	$4,322	$100	2.31%
Debit card fees	1,071	1,044	27	2.59
Lending fees and service charges	2,275	1,700	575	33.82
Amortization of mortgage servicing rights	(2,288)	(1,110)	(1,178)	106.13
Mortgage servicing rights valuation adjustments	1,105	195	910	466.67
Commissions and management fee income	1,131	1,209	(78)	(6.45)
Loss from real estate operations, net	(601)	(125)	(476)	380.80
Loss on impairment of securities	--	(594)	594	(100.00)
Net gain (loss) on sales of:
Loans held for sale	4,199	129	4,070	3,155.04
Other real estate owned	(45)	(4)	(41)	1,025.00
Other operating income	469	251	218	86.85

Total noninterest income	$11,738	$7,017	$4,721	67.28%

        Noninterest income for the three months ended June 30, 2009 includes a $4.1 million increase in gains on the sale of loans held for sale and a $910,000 adjustment in our mortgage servicing right valuation allowance. The increase in the amortization of mortgage servicing rights was primarily attributable to increased prepayments on serviced loans due to increased refinancing activity.

        Noninterest income for the six months ended June 30, 2009 was $19.9 million, an increase of $4.7 million, or 30.6%, compared to the six months ended June 30, 2008.

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2009	2008	(Decrease)	% Change
Deposit account fees and service charges	$8,419	$8,106	$313	3.86%
Debit card fees	2,085	1,989	96	4.83
Lending fees and service charges	4,261	3,294	967	29.36
Amortization of mortgage servicing rights	(4,504)	(2,322)	(2,182)	93.97
Mortgage servicing rights valuation adjustments	(1,125)	(11)	(1,114)	10,127.27
Commissions and management fee income	2,470	2,779	(309)	(11.12)
Loss from real estate operations, net	(942)	(232)	(710)	306.03
Loss on impairment of securities	--	(594)	594	(100.00)
Net gain (loss) on sales of:
Loans held for sale	8,717	1,383	7,334	530.30
Other real estate owned	(123)	(22)	(101)	459.09
Other operating income	669	886	(217)	(24.49)

Total noninterest income	$19,927	$15,256	$4,671	30.62%

        Noninterest income for the six months ended June 30, 2009 includes a $7.3 million increase in gains on the sale of loans held for sale which was partially offset by a $1.1 million increase in our mortgage servicing right valuation allowance. The increase in the amortization of mortgage servicing rights was primarily attributable to increased prepayments on serviced loans due to increased refinancing activity.

         Noninterest Expense. Our noninterest expense increased by $1.0 million, or 4.6%, to $23.1 million for the three months ended June 30, 2009 compared to $22.1 million for the three months ended June 30, 2008.

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2009	2008	(Decrease)	% Change
Employee compensation	$8,696	$8,740	$(44)	(0.50)%
Employee benefits	1,301	1,356	(55)	(4.06)
Payroll taxes	637	679	(42)	(6.19)
Management Recognition and Retention Plan	49	228	(179)	(78.51)
Employee Stock Ownership Plan	80	283	(203)	(71.73)
2003 Stock Option Plan	12	148	(136)	(91.89)
Occupancy, net	2,389	2,504	(115)	(4.59)
Data processing	424	610	(186)	(30.49)
Advertising	373	925	(552)	(59.68)
Federal Deposit Insurance Corporation insurance premium	3,402	659	2,743	416.24
Legal services	723	780	(57)	(7.31)
Core deposit intangible asset amortization	321	389	(68)	(17.48)
Professional services	312	488	(176)	(36.07)
Other	4,350	4,270	80	1.87

Total noninterest expense	$23,069	$22,059	$1,010	4.58%

        The increase in our FDIC insurance premium was primarily attributable to increased deposit insurance assessments rates set forth by the FDIC to replenish the Deposit Insurance Fund and increase the deposit insurance reserve ratio. Additionally, our FDIC insurance premium expense for the three months ended June 30, 2009 included our $1.5 million share of an industry-wide special FDIC assessment.

        Our noninterest expense decreased by $41.2 million, or 47.6%, to $45.4 million for the six months ended June 30, 2009 compared to $86.7 million for the six months ended June 30, 2008.

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2009	2008	(Decrease)	% Change
Employee compensation	$17,332	$17,687	$(355)	(2.01)%
Employee benefits	2,669	2,869	(200)	(6.97)
Payroll taxes	1,444	1,613	(169)	(10.48)
Management Recognition and Retention Plan	99	954	(855)	(89.62)
Employee Stock Ownership Plan	161	848	(687)	(81.01)
2003 Stock Option Plan	25	661	(636)	(96.22)
Goodwill impairment	--	42,101	(42,101)	(100.00)
Occupancy, net	4,841	4,880	(39)	(0.80)
Data processing	863	1,267	(404)	(31.89)
Advertising	1,079	2,038	(959)	(47.06)
Federal Deposit Insurance Corporation insurance premium	5,573	802	4,771	594.89
Legal services	1,468	1,149	319	27.76
Core deposit intangible asset amortization	642	780	(138)	(17.69)
Professional services	621	982	(361)	(36.76)
Other	8,611	8,024	587	7.32

Total noninterest expense	$45,428	$86,655	$(41,227)	(47.58)%

        The decrease in noninterest expense for the six months ended June 30, 2009 compared to the same period one year ago was primarily attributable to a $42.1 million goodwill impairment charge recognized during the three months ended March 31, 2008. The increase in our FDIC insurance premium was primarily attributable to increased deposit insurance assessments rates set forth by the FDIC to replenish the Deposit Insurance Fund and increase the deposit insurance reserve ratio. Additionally, our FDIC insurance premium expense for the six months ended June 30, 2009 included our $1.5 million share of an industry-wide special FDIC assessment.

        Income Tax Expense(Benefit). Our income tax expense was $7,000 for the three months ended June 30, 2009 compared to an income tax benefit of $7.2 million for the three months ended June 30, 2008. Our income tax expense was $15,000 for the six months ended June 30, 2009 compared to an income tax benefit of $19.5 million for the six months ended June 30, 2008. The increase in our income tax expense for the three and six month periods ended June 30, 2009 was primarily associated to no tax benefit being realized due to the current net operating loss carry-back rules. Tax benefits are not available to the Company as long as we remain in a net loss position.

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

        We actively manage our liquidity in an effort to maintain an adequate liquidity margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. Our liquidity level may vary throughout the year, depending on economic conditions, deposit fluctuations and loan funding needs. As of June 30, 2009, we believe we have adequate liquidity to fund the daily operations of the Bank for the foreseeable future.

        During the six months ended June 30, 2009, net cash provided by operating activities was $14.3 million. Net cash provided by investing activities during the six months ended June 30, 2009 was $147.4 million and primarily related to cash inflows from matured investment securities, loan payoffs and periodic payments and the redemption of FHLBank Topeka stock partially offset by the purchase of available for sale investment and mortgage-backed securities. Net cash used in financing activities was $126.1 million for the six months ended June 30, 2009 and consisted primarily of cash outflows from deposits and the repayment FHLBank advances.

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

(Dollars in thousands)	Amount	Weighted Average Rate
Amount Maturing During the Quarter Ended:
September 30, 2009	$378,152	3.20%
December 31, 2009	453,240	3.20
March 31, 2010	322,961	3.02
June 30, 2010	46,018	2.10

Total time deposits maturing during the next 12 months	$1,200,371	3.11%

        We anticipate that a large portion of the maturing time deposits will be renewed with us.

        The average balance of our FHLBank advances and other borrowings was $646.5 million for the six months ended June 30, 2009 compared to $667.4 million for the six months ended June 30, 2008. To date, substantially all of our borrowings have consisted of FHLBank advances. Pursuant to our collateral agreement with the FHLBank, we have pledged qualifying residential, multi-family residential and commercial real estate mortgages, residential construction, commercial construction and agricultural real estate loans as collateral for our FHLBank advances. Our borrowing capacity with the FHLBank at June 30, 2009 was $556.4 million. Other collateral can be pledged in the event additional borrowing capacity is required.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

        We believe we have sufficient liquidity to fund existing and future loan commitments, to fund maturing time deposits and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2009, we had the following contractual obligations (excluding bank deposits and interest) and lending commitments:

		Due In
(Dollars in thousands)	Total at June 30, 2009	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:
FHLBank Topeka advances
and other borrowings	$580,299	$20,900	$40,000	$25,261	$494,138
Recourse obligations on loans sold	21,443	21,443	--	--	--
Annual rental commitments under non-
cancellable operating leases	2,986	723	812	445	1,006

Total contractual obligations	604,728	43,066	40,812	25,706	495,144

Lending commitments:
Commitments to originate loans	88,047	88,047	--	--	--
Commitments to sell loans	(115,086)	(115,086)	--	--	--
Commitments to purchase loans	81,317	81,317	--	--	--
Loans in process (1)	126,223	76,989	49,234	--	--
Standby letters of credit	1,571	1,571	--	--	--
Unused lines of credit:
Warehouse mortgage lines of credit	103,187	103,187	--	--	--
Business loans	135,308	135,308	--	--	--
Consumer loans	111,549	111,549	--	--	--

Total lending commitments and
unused lines of credit	532,116	482,882	49,234	--	--

Total contractual obligations, lending
commitments and unused lines of credit	$1,136,844	$525,948	$90,046	$25,706	$495,144

(1) Loans in process represents the undisbursed portion of construction and land development loans.

        We have not used, and have no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes or otherwise. Our primary financial instruments with off-balance sheet risk are limited to loan servicing for others, our obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, we have certain risks due to limited recourse arrangements on loans serviced for others and recourse obligations related to loan sales. At June 30, 2009, the maximum total dollar amount of such recourse was approximately $21.4 million. Based on historical experience, at June 30, 2009, we established a liability of $625,000 with respect to this recourse obligation. There were no loans repurchased during the six months ended June 30, 2009. In addition, we have not had, and have no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, special purpose entities.

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

        The Company has agreed with the OTS to contribute additional capital above levels previously required for the Bank to be deemed “well-capitalized” for regulatory purposes. During the year ended December 31, 2008, the Company contributed $29.1 million to the Bank. In addition, the OTS has required that the Bank maintain a ratio of 11.0% with respect to total risk-based capital to risk-weighted assets and a ratio of 8.5% with respect to core (Tier 1) capital. As of June 30, 2009, the Bank met or exceeded these elevated ratios mandated by the OTS. The actual capital amounts and ratios at June 30, 2009 and December 31, 2008 are presented in the following table:

	Actual		For Capital Adequacy Purposes		Required Capital Per Office of Thrift Supervision Directive
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2009:
Total risk-based capital
(to risk-weighted assets)	$302,052	11.3%	$213,542	8.0%	$293,620	11.0%
Tier 1 capital (to adjusted
tangible assets)	268,364	8.5	126,144	4.0	268,055	8.5
Tangible capital (to
tangible assets)	268,364	8.5	47,304	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	268,364	10.1	106,771	4.0	160,156	6.0
At December 31, 2008:
Total risk-based capital
(to risk-weighted assets)	$329,787	11.6%	$228,357	8.0%	$313,991	11.0%
Tier 1 capital (to adjusted
tangible assets)	293,766	8.9	132,419	4.0	281,390	8.5
Tangible capital (to
tangible assets)	293,766	8.9	49,657	1.5	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	293,766	10.3	114,179	4.0	171,268	6.0

        In the event that we continue to incur losses, this will significantly reduce our ability to satisfy the minimum capital requirements applicable to us. At June 30, 2009, we had $8.4 million and $309,000 of total risk-based capital and Tier 1 capital, respectively, in excess of the minimum amounts required by the OTS under our supervisory agreement. There are several actions we could take to further our ability to maintain minimum levels of regulatory capital in the event of further deterioration in our business. However, there can be no assurance that any or all of these actions would allow us to satisfy our capital requirements. For a discussion on the risks related to our failure to maintain the required ratios, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Selected Financial Data

(Dollars in thousands, except per share data)	At June 30, 2009	At March 31, 2009	At December 31, 2008	At June 30, 2008
SELECTED STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents	$285,406	$315,452	$249,859	$81,902
Investment securities	102,253	124,442	137,712	176,435
Net loans after allowance for loan losses	2,546,571	2,671,191	2,719,000	2,741,522
Total assets	3,160,553	3,330,237	3,317,945	3,234,284
Deposits	2,251,341	2,343,581	2,307,292	2,229,755
FHLBank Topeka advances and other borrowings	580,299	648,623	668,849	665,798
Stockholders’ equity	244,430	260,650	270,613	271,744

	For the Three Months Ended
	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
SELECTED STATEMENT OF OPERATIONS DATA:
Total interest income	$35,545	$37,143	$40,861	$45,915
Total interest expense	18,615	20,605	21,301	23,072

Net interest income	16,930	16,538	19,560	22,843
Provision for loan losses	21,681	12,163	10,848	27,694

Net interest income (loss) after provision
for loan losses	(4,751)	4,375	8,712	(4,851)

Total noninterest income	11,738	8,189	7,279	7,017
Total noninterest expense	23,069	22,359	19,461	22,059

Loss before income taxes	(16,082)	(9,795)	(3,470)	(19,893)
Income tax expense (benefit)	7	8	283	(7,194)

Net loss	$(16,089)	$(9,803)	$(3,753)	$(12,699)

Net loss per common share, basic	$(0.95)	$(0.58)	$(0.22)	$(0.75)
Net loss per common share, diluted	$(0.95)	$(0.58)	$(0.22)	$(0.75)
Dividends declared per common share	$--	$--	$--	$0.04

SELECTED OPERATING RATIOS:
Average yield on interest-earning assets	4.64%	4.71%	5.39%	5.97%
Average rate on interest-bearing liabilities	2.68%	2.88%	3.09%	3.31%
Average interest rate spread	1.96%	1.83%	2.30%	2.66%
Net interest margin	2.21%	2.10%	2.58%	2.97%
Average interest-earning assets to
average interest-bearing liabilities	110.14%	110.15%	109.81%	110.29%
Net interest income (loss) after provision for
loan losses to noninterest expense	-20.59%	19.57%	44.77%	-21.99%
Total noninterest expense to average assets	2.81%	2.65%	2.39%	2.68%
Efficiency ratio (1)	79.35%	89.13%	71.31%	72.57%
Return on average assets	-1.96%	-1.16%	-0.46%	-1.54%
Return on average equity	-24.54%	-14.47%	-5.49%	-17.72%
Average equity to average assets	7.99%	8.04%	8.40%	8.71%

SELECTED ASSET QUALITY RATIOS:
Nonperforming loans as a percentage of net loans	7.97%	5.86%	5.11%	4.74%
Nonperforming assets as a percentage of total assets	8.73%	6.33%	5.41%	4.59%
Allowance for loan losses as a percentage of net loans	2.28%	2.17%	2.27%	2.31%

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

        In April 2009, the FASB issued Staff Position 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The proposed FASB Staff Position (“FSP”), while emphasizing that the objective of fair value measurement described in SFAS No. 157, Fair Value Measurements, remains unchanged, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly. This FSP reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. This FSP identifies factors to be considered when determining whether or not a market is inactive. This FSP is effective as of June 30, 2009, with early adoption permitted as of March 31, 2009. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether impairment of debt securities is other-than-temporary. This FSP requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (a) that it does not intend to sell the security and (b) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings. Upon adoption of this FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. This FSP is effective as of June 30, 2009, with early adoption permitted as of March 31, 2009. We did not elect to early-adopt this FSP. The adoption of FAS 115-2 and 124-2 did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This proposed FSP would amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in all interim financial statements. As FAS 107-1 and APB 28-1 amended only the disclosure requirements about fair value of financial instruments in interim periods, the adoption had no impact on our consolidated financial statements. See Note 12 for the disclosures required under the provisions of FAS 107-1 and APB 28-1.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 makes several significant amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, including the removal of the concept of a qualifying special-purpose entity from SFAS No. 140. SFAS No. 166 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The provisions of SFAS No. 166 are effective for financial asset transfers occurring after December 31, 2009. We do not anticipate that the adoption of SFAS No. 166 will have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and also has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The provisions of SFAS No. 167 are effective January 1, 2010. We do not anticipate that the adoption of SFAS No. 167 will have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (“SEC”) and its staff. All guidance contained in Codification carries an equal level of authority. The provisions of SFAS No. 168 are effective for interim and annual periods ending after September 15, 2009. As the Codification is not intended to change GAAP, the adoption of the provisions of SFAS No. 168 is not expected to have any impact on our consolidated financial statements.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

        Except as described herein, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our consolidated financial statements. In the second quarter of 2009, the Company received a demand for derivative litigation from a purported shareholder. The demand relates to, among other matters, issues raised in the OTS supervisory agreement. As is contemplated by applicable corporate law, the Company’s Board appointed a special committee of independent directors to review the allegations contained in the demand letter.

Item 1A – Risk Factors.

        There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

        We repurchased 404 shares of our outstanding common stock to support employee benefit programs during the six months ended June 30, 2009. The following table details the Company’s purchases of common stock during the three months ended June 30, 2009:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 2009
Beginning Date - April 1, 2009
Ending Date - April 30, 2009	404	$2.49	404	1,772,120
May 2009
Beginning Date - May 1, 2009
Ending Date - May 31, 2009	--	--	--	1,772,120
June 2009
Beginning Date - June 1, 2009
Ending Date - June 30, 2009	--	--	--	1,772,120

Total shares purchased during the three
months ended June 30, 2009	404	$2.49	404	1,772,120

* Information related to our publicly announced plan authorizing purchases of common stock during the three months ended June 30, 2009, is as follows:

Date Purchase Plan Announced	Number of Shares Approved for Purchase	Expiration Date of Purchase Plan
March 20, 2008	1,797,592	No stated expiration date

Item 3 — Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 — Submission of Matters to a Vote of Security Holders.

        On May 21, 2009, we held our Annual Meeting of Stockholders to obtain approval for two proposals submitted on behalf of our Board of Directors. The following is a brief summary of each proposal and the result of the vote.

Proposal	Term Expiration	For	Withheld / Against	Abstain
1. To elect two directors for a three-year term and
until their successors are elected and qualified.
Gilbert G. Lundstrom	2012	13,465,283	2,214,461	N/A
Joyce Person Pocras	2012	13,455,990	2,223,754	N/A

2. To ratify the appointment of KPMG LLP as the
independent auditors for the year ending
December 31, 2009.	N/A	15,025,292	142,594	511,858

        The terms of office for the following directors continued after our Annual Meeting of Stockholders: Charles W. Hoskins and Samuel P. Baird (terms expire in 2010); James A. Laphen, Campbell R. McConnell and James E. McClurg (terms expire in 2011); and James W. Strand (term expires in 2012).

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

TIERONE CORPORATION
Date: August 5, 2009	By:/s/ Gilbert G. Lundstrom
Gilbert G. Lundstrom
Chairman of the Board and Chief Executive Officer
Date: August 5, 2009	By:/s/ Eugene B. Witkowicz
Eugene B. Witkowicz
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

No.	Exhibits
3.1	Restated Bylaws, as amended and restated effective as of July 22, 2009
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002